Form 10-Q
period 1996-03-31
ALABAMA NATIONAL BANCORPORATION
filed 1996-05-09
CIK 926966

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                ------------

                                  FORM 10-Q

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

                                     OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                         Commission File No. 0-25160

                       ALABAMA NATIONAL BANCORPORATION
                       -------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

      DELAWARE                                         63-1114426
      --------                                         ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

            1927 FIRST AVENUE NORTH, BIRMINGHAM, ALABAMA 35203-4009
            -------------------------------------------------------
                    (Address of principal executive office)

Registrant's telephone number, including area code:  (205) 583-3654
                                                     --------------

                    101 CARNOUSTIE, SHOAL CREEK, AL 35242
                    -------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
       Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
                            for the past 90 days.

                            Yes  X     No
                                ---       ---

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at March 31, 1995
            -----                               -----------------------------
Common Stock, $1.00 Par Value                             6,200,418

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                ----
Item 1.     Financial Statements (Unaudited)

            Consolidated statements of condition
            March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

            Consolidated statements of income
            Three month periods ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .      4

            Consolidated statements of cash flows
            Three month periods ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .      6

            Notes to the unaudited consolidated financial statements
            March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21


PART I - FINANCIAL INFORMATION

                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                        March 31, 1996       December 31, 1995
                                                                        --------------       -----------------
                                                                                  (In thousands)
ASSETS
       Cash and due from banks  . . . . . . . . . . . . . . . . . . . .   $ 25,953                $ 37,288
       Interest-bearing deposits in other banks . . . . . . . . . . . .      8,713                  11,168
       Investment securities (estimated market values of $76,680 and
         $55,860) . . . . . . . . . . . . . . . . . . . . . . . . . . .     76,778                  55,847
       Securities available for sale  . . . . . . . . . . . . . . . . .     74,473                  87,867
       Trading securities . . . . . . . . . . . . . . . . . . . . . . .      1,844                   4,402
       Federal funds sold and securities purchased under agreements
         to resell  . . . . . . . . . . . . . . . . . . . . . . . . . .     29,460                  37,320
       Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    540,342                 536,110
       Unearned income  . . . . . . . . . . . . . . . . . . . . . . . .     (2,052)                 (2,133)
                                                                          --------                --------
       Loans, net of unearned income  . . . . . . . . . . . . . . . . .    538,290                 533,977
       Allowance for loan losses  . . . . . . . . . . . . . . . . . . .     (8,541)                 (8,640)
                                                                          --------                --------
       Net loans....... . . . . . . . . . . . . . . . . . . . . . . . .    529,749                 525,337
       Property, equipment and leasehold improvements, net  . . . . . .     19,059                  18,802
       Intangible assets  . . . . . . . . . . . . . . . . . . . . . . .      7,489                   7,595
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     20,960                  20,948
                                                                          --------                --------
            Totals  . . . . . . . . . . . . . . . . . . . . . . . . . .   $794,478                $806,574
                                                                          ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

       Deposits:
              Noninterest bearing . . . . . . . . . . . . . . . . . . .   $ 97,223                $106,570
               Interest bearing . . . . . . . . . . . . . . . . . . . .    534,076                 540,044
                                                                          --------                --------
       Total deposits . . . . . . . . . . . . . . . . . . . . . . . . .    631,299                 646,614
       Federal funds purchased and securities sold under
         agreements to repurchase . . . . . . . . . . . . . . . . . . .     65,721                  58,921
       Treasury, tax and loan account . . . . . . . . . . . . . . . . .      3,162                   2,432
       Short-term borrowings  . . . . . . . . . . . . . . . . . . . . .     21,250                  21,280
       Accrued expenses and other liabilities . . . . . . . . . . . . .     15,498                  21,413
       Capital lease obligations  . . . . . . . . . . . . . . . . . . .        319                     324
                                                                          --------                --------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .    737,249                 750,984
                                                                          --------                --------


STOCKHOLDERS' EQUITY:
       Common stock, $1 par; authorized 10,000,000 shares;
            issued 6,566,968 shares . . . . . . . . . . . . . . . . . .      6,567                   6,567
       Additional paid-in capital . . . . . . . . . . . . . . . . . . .     51,923                  51,923
       Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .      4,209                   2,267
       Treasury stock, 366,550 shares at cost . . . . . . . . . . . . .     (5,023)                 (5,023)
       Unearned restricted stock  . . . . . . . . . . . . . . . . . . .       (255)                   (278)
       Unrealized gain (loss) on available for sale securities,
         net of taxes . . . . . . . . . . . . . . . . . . . . . . . . .       (192)                    134
                                                                          --------                --------
       Total stockholders' equity . . . . . . . . . . . . . . . . . . .     57,229                  55,590
                                                                          --------                --------
       Totals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $794,478                $806,574
                                                                          ========                ========

See accompanying notes to unaudited consolidated financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             For the three months
                                                                                ended March 31,
                                                                                ---------------
                                                                             1996             1995
                                                                             ----             ----
INTEREST INCOME:
    Interest and fees on loans  . . . . . . . . . . . . . . . . . . . .    $12,485           $6,558
    Interest on securities  . . . . . . . . . . . . . . . . . . . . . .      2,245            1,306
    Interest on deposits in other banks . . . . . . . . . . . . . . . .        113                -
    Interest on trading securities  . . . . . . . . . . . . . . . . . .         79                -
    Interest on federal funds sold and securities purchased under
      agreements to resell  . . . . . . . . . . . . . . . . . . . . . .        626               99
                                                                           -------           ------
Total interest income . . . . . . . . . . . . . . . . . . . . . . . . .     15,548            7,963

INTEREST EXPENSE:
    Interest on deposits  . . . . . . . . . . . . . . . . . . . . . . .      6,184            3,307
    Interest on federal funds purchased and securities sold under
      agreements to resell  . . . . . . . . . . . . . . . . . . . . . .        931              350
    Interest on long and short-term borrowings  . . . . . . . . . . . .        475              206
                                                                           -------           ------
Total interest expense  . . . . . . . . . . . . . . . . . . . . . . . .      7,590            3,863
                                                                           -------           ------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .      7,958            4,100
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .        147                -
                                                                           -------           ------
Net interest income after provision for loan losses . . . . . . . . . .      7,811            4,100

NONINTEREST INCOME:
    Securities gains  . . . . . . . . . . . . . . . . . . . . . . . . .         31                -
    Service charges on deposit accounts . . . . . . . . . . . . . . . .        822              341
    Investment services . . . . . . . . . . . . . . . . . . . . . . . .      2,345              111
    Trust department income . . . . . . . . . . . . . . . . . . . . . .        330              276
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        528              152
                                                                           -------           ------
Total noninterest income  . . . . . . . . . . . . . . . . . . . . . . .      4,056              880

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              For the three months
                                                                                ended March 31,
                                                                                ---------------
                                                                             1996             1995
                                                                             ----             ----
NONINTEREST EXPENSE:
  Salaries and employee benefits  . . . . . . . . . . . . . . . . . . .      5,056            1,861
  Occupancy and equipment expenses  . . . . . . . . . . . . . . . . . .      1,055              562
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,165              978
                                                                            ------           ------
Total noninterest expense . . . . . . . . . . . . . . . . . . . . . . .      8,276            3,401
                                                                            ------           ------

Income before provision for income taxes and
  minority interest in earnings of consolidated
  subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,591            1,579
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . .      1,337              332
                                                                            ------           ------
Income before minority interest in earnings of
  consolidated subsidiaries . . . . . . . . . . . . . . . . . . . . . .      2,254            1,247

Minority interest in earnings of consolidated
   subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2              189
                                                                            ------           ------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                            $2,252            1,058
                                                                            ======
Less cash dividends on preferred stock  . . . . . . . . . . . . . . . .                          79
                                                                                             ------
Net income available for common shares  . . . . . . . . . . . . . . . .                      $  979
                                                                                             ======
Net income per common share . . . . . . . . . . . . . . . . . . . . . .     $  .35           $  .38
                                                                            ======           ======
Weighted average common and common equivalent
   shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . .      6,385            2,527
                                                                            ======           ======


See accompanying notes to unaudited consolidated financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              For the three months
                                                                                 ended March 31,
                                                                                 ---------------
                                                                             1996              1995
                                                                             ----              ----
                                                                                 (In thousands)
NET CASH USED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .   $   (361)         $   (79)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities  . . . . . . . . . . . . . . . . . .    (22,626)               -
Proceeds from maturities of investment securities . . . . . . . . . . .      1,618              243
Purchases of securities available for sale  . . . . . . . . . . . . . .    (10,972)               -
Proceeds from sale of securities available for sale . . . . . . . . . .        953                -
Proceeds from maturities of securities available for sale . . . . . . .     22,814              521
Net decrease in interest-bearing deposits in other banks  . . . . . . .      2,455                -
Net decrease in federal funds sold and securities purchased
     under agreements to resell . . . . . . . . . . . . . . . . . . . .      7,860              460
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . . . .     (4,486)          (8,445)
Purchases of property, equipment and leasehold improvements   . . . . .       (750)               -
Proceeds from sale of property, equipment and leasehold improvements  .         27                -
Proceeds from sale of life insurance policy . . . . . . . . . . . . . .        250                -
Proceeds from sale of other real estate owned . . . . . . . . . . . . .         13                -
                                                                          --------          -------
Net cash used in investing activities . . . . . . . . . . . . . . . . .     (2,844)          (7,221)
                                                                          --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits   . . . . . . . . . . . . . . . . .    (15,315)          13,206
Increase (decrease) in federal funds purchased, securities sold under
     agreements to repurchase, and treasury, tax and loan account . . .      7,530           (9,603)
Net increase(decrease) in notes payable and capital lease obligations .        (35)           2,546
Dividends on common stock . . . . . . . . . . . . . . . . . . . . . . .       (310)               -
Dividends on preferred stock  . . . . . . . . . . . . . . . . . . . . .          -              (79)
Repurchase of preferred stock . . . . . . . . . . . . . . . . . . . . .          -           (2,500)
                                                                          --------          -------
Net cash provided by (used in) financing activities . . . . . . . . . .     (8,130)           3,570
                                                                          --------          -------
Decrease in cash and cash equivalents.  . . . . . . . . . . . . . . . .    (11,335)          (3,730)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . .     37,288           18,268
                                                                          --------          -------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . .   $ 25,953          $14,538
                                                                          ========          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . .   $  7,222          $ 4,114
                                                                          ========          =======
Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . .   $    725          $   300
                                                                          ========          =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Acquisition of collateral in satisfaction of a loan . . . . . . . . . .   $      6          $     -
                                                                          ========          =======
Adjustment to market value of other real estate owned . . . . . . . . .   $     16          $     -
                                                                          ========          =======
Adjustment to market value of securities available for sale,
       net of deferred income taxes . . . . . . . . . . . . . . . . . .   $    326          $   726
                                                                          ========          =======


See accompanying notes to unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K, Annual Report under the Securities Exchange Act of 1934, for the year ended December 31, 1995.



NOTE B - COMMITMENT AND CONTINGENCIES

The Company's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.



NOTE C - INTANGIBLES

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("Statement 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 effective January 1, 1996. The adoption of Statement 121 did not have a material effect on the Company's unaudited consolidated financial statements.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB No. 65," ("Statement 122"). Statement 122 requires companies that originate mortgage loans to capitalize the cost of mortgage servicing rights separate from the cost of originating the loan when a definitive plan to sell or securitize those loans and retain the mortgage servicing rights exist. Prior to the adoption of Statement 122 only mortgage servicing rights that are purchased from other parties are capitalized and recorded as an asset. Therefore, Statement 122 eliminates the accounting inconsistencies that existed between mortgage servicing rights that are derived from loan origination activities and those acquired through purchase transactions. Statement 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The Company adopted Statement 122 effective January 1, 1996, with no material effect on the Company's unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE D-MERGERS AND ACQUISITIONS

On December 29, 1995, Alabama National BanCorporation ("ANB") merged ("the Merger") with National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") (collectively the "Company"). The Merger was accomplished by converting each share of NCC stock into 348.14 shares of ANB stock and each share of CBS stock into 7.0435 shares of ANB stock for a total of 3,106,981 shares (or 50.1%) of the Company stock. The Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company presented for the three months ended March 31, 1995 are actually only the consolidated financial statements of NCC and differ from the consolidated financial statements of ANB as previously reported. The operations of ANB are included in the financial statements from the date of the Merger. The historical stockholders' equity of NCC prior to the Merger is retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in par value of ANB's and NCC stock by an offset to paid-in capital.

The purchase price, determined by the ANB common stock average closing price for the month of March 1995, prior to the announcement of the Merger plus direct acquisition costs, was allocated to the ANB assets and liabilities acquired based on their fair market value at the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired is being amortized on a straight line basis over twenty five years. The ANB assets purchased and liabilities assumed (at fair market values) as of December 29, 1995 were as follows (in thousands):

Cash, due from banks, interest-bearing deposits with other
       banks, and federal funds sold  . . . . . . . . . . . . . . . . .                   $  27,788
Securities available for sale . . . . . . . . . . . . . . . . . . . . .                      27,821
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . .                      19,954
Loans, net of unearned income and allowance for loan losses . . . . . .                     204,485
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . .                      11,734
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                       5,423
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       8,354
Deposits assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (253,611)
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . .                     (20,217)
                                                                                          ---------
Net assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .                   $  31,731
                                                                                          =========

The following pro forma consolidated results of operations for the three months ended March 31, 1995, are presented as if the Merger had occurred on January 1, 1995.

                                                                                       For the three months
                                                                                        ended March 31,1995
                                                                                        -------------------
                                                                              (In thousands, except per share data)
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .                      $7,395
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .                          62
Noninterest income  . . . . . . . . . . . . . . . . . . . . . . . . . .                       1,548
Noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . .                       6,098
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . .                         681
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       2,102

Earnings per common and common equivalent share . . . . . . . . . . . .                      $  .33

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE D-MERGERS AND ACQUISITIONS (CONTINUED)

Historical financial information of Alabama National BanCorporation and its subsidiaries prior to the Merger described above is as follows:

                                                                      December 29, 1995      March 31, 1995
                                                                      -----------------      --------------
Statement on Condition Data                                                         (In thousands)
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . .   $ 19,877              $ 33,873
Securities available for sale . . . . . . . . . . . . . . . . . . . . .     27,821                18,235
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    202,762               191,901
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    298,683               277,099
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    253,611               246,161
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .     26,994                30,938




                                                                              For the three months
                                                                               ended March 31,1995
                                                                               -------------------
Statement on Income Data                                              (In thousands, except per share data)
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .             $3,543
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .                 62
Noninterest income  . . . . . . . . . . . . . . . . . . . . . . . . . .                671
Noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . .              2,664
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,038
Net income per common share . . . . . . . . . . . . . . . . . . . . . .             $  .30

CBS was formed on April 4, 1995 to succeed as owner of all the interest of National Bank of Commerce of Birmingham ("NBC"), a consolidated subsidiary of NCC. CBS, a bank and thrift holding company, was formed primarily to accomplish the acquisition of Talladega Federal Savings and Loan Association (TFSLA). On July 20, 1995, CBS issued 600,125 shares of its common stock to NCC and 95,126 shares of its common stock to the individual stockholders of NBC in exchange for all the common stock of NBC and became a consolidated subsidiary of NCC. Also, on August 1, 1995, CBS acquired all of the stock of TFSLA for $1,703,000 in cash. This acquisition was accounted for under the purchase method; accordingly, the purchase price was allocated to the assets and liabilities based on their values. No goodwill was recorded.

At the date of acquisition, TFSLA had assets of $34,982,000 and equity of $1,813,000. The results of operations of TFSLA are included in NCC's results of operations beginning August 1, 1995. TFSLA was merged with Citizens Bank of Talladega, another subsidiary of the Company on December 29, 1995.

The TFSLA assets purchased and liabilities assumed as of August 1, 1995 were as follows (in thousands):

Cash, due from banks, interest-bearing deposits with other
       banks, and federal funds sold  . . . . . . . . . . . . . . . . .                    $  4,815
Securities available for sale . . . . . . . . . . . . . . . . . . . . .                         334
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . .                       5,583
Loans, net of unearned income and allowance for loan losses . . . . . .                      16,757
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . .                         528
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       7,028
Deposits assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (32,956)
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . .                        (386)
                                                                                           --------
Net assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .                    $  1,703
                                                                                           ========

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following is a discussion and analysis of the consolidated financial condition of the Company at March 31, 1996, and the results of its operations for the three month periods ended March 31, 1996 and 1995. On December 29, 1995, Alabama National BanCorporation ("ANB") merged ("the Merger") with National Commerce Corporation ("NCC") and Commerce Bancshares, Inc. ("CBS") (collectively the "Company"). The Merger was accomplished, among other things, by converting each share of NCC stock into 348.14 shares of ANB stock and each share of CBS stock into 7.0435 shares of ANB stock for a total of 3,106,981 shares (or 50.1%) of the Company stock. The Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company presented for the three months ended March 31, 1995, are the consolidated financial statements of NCC and differ from the consolidated financial statements of ANB previously reported. The results of operations of ANB are included in the financial statements from the date of the Merger. (See Note D to the Company's unaudited consolidated financial statements.)

This information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PERFORMANCE OVERVIEW

The Company's net income was $2,252,000 for the first quarter of 1996 (the "1996 Quarter") compared to $1,058,000 for the same period in 1995 (the "1995 quarter"), an increase of 112.9%. Net income per common share for the 1996 quarter was $.35 on 6,384,544 average common and common equivalent shares outstanding compared to $.38 for the 1995 quarter on 2,526,898 average common and common equivalent shares outstanding.

The return on average assets for the Company was 1.12% for the 1996 quarter compared to 1.08% for the 1995 quarter. The return on average stockholders' equity was 15.99% for the 1996 quarter compared to 16.62% for the 1995 quarter. Book value at March 31, 1996, was $9.23, an increase of $.26 from December 31, 1995. Tangible book value at March 31, 1996, was $8.02, an increase of $.28 from year end 1995. The Company paid a $.05 cash dividend on common shares in the 1996 quarter.

NET INCOME

The principal reason for the increase in net income for the 1996 quarter over the 1995 quarter was the Merger.

The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and borrowing used to support such assets. As a result of the Merger, average earning assets for the 1996 quarter increased by approximately $292.1 million and average interest- bearing liabilities increased by approximately $261.2 million. The Company's net interest income benefited from the faster growth of average earning assets than average interest-bearing liabilities. The average taxable equivalent rates earned on assets were 8.54% for the 1996 quarter compared to 8.58% for the 1995 quarter. The average rates paid on interest-bearing liabilities were 4.81% for the 1996 quarter compared to 4.93% for the 1995 quarter. The net interest margin for the 1996 quarter was 4.32% compared to 4.40% for the 1995 quarter.

The following table depicts, on a taxable equivalent basis for the 1996 and 1995 quarters, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)

                                                              THREE MONTHS ENDED MARCH 31,
                                            -------------------------------  -------------------------------
                                                           1996                           1995
                                            -------------------------------  -------------------------------
                                              AVERAGE     INCOME/    YIELD/  AVERAGE     INCOME/    YIELD/
ASSETS:                                       BALANCE     EXPENSE     RATE   BALANCE     EXPENSE     RATE
                                              -------     -------    ------  -------     -------    ------
Earning assets:
  Loans (1) (3)..........................     $526,309    $12,557     9.54%  $287,999     $6,589      9.15%
  Securities:
   Taxable...............................      136,406      2,042     5.99     77,669      1,306      6.73
   Tax exempt............................       15,224        308     8.09          -          -         -
  Cash balances in other banks...........        7,357        113     6.14          -          -         -
  Funds sold.............................       46,499        626     5.39      6,825         99      5.80
  Trading account securities.............        4,773         79     6.62          -          -         -
                                              --------    -------            --------     ------
       Total earning assets (2)..........      738,568     15,725     8.54    372,493      7,994      8.58
                                              --------    -------            --------     ------
Cash and due from banks..................       28,679                         14,231
Premises and equipment...................       19,431                          6,065
Other assets.............................       28,962                          5,878
Allowance for loan losses................       (8,627)                        (5,120)
                                              --------                       --------
       Total assets .....................     $805,013                       $393,547
                                              ========                       ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts..     $ 99,191    $   792     3.19   $ 28,483     $  212      2.98
  Savings and money market deposits......      172,322      1,554     3.61    122,459      1,383      4.52
  Time deposits..........................      260,433      3,838     5.89    124,020      1,711      5.52
  Funds purchased........................       71,583        931     5.20     25,798        350      5.43
  Other short-term borrowings............       27,470        468     6.81     12,199        199      6.53
  Long-term debt.........................          321          7     8.72        343          8      9.33
                                              --------    -------            --------     ------
       Total interest-bearing
         liabilities.....................      631,320      7,590     4.81    313,302      3,863      4.93
                                              --------    -------     ----   --------     ------   -------
Demand deposits .........................       98,481                         47,597
Accrued interest and other liabilities...       18,861                          7,186
Stockholders' equity.....................       56,351                         25,462
                                              --------                       --------
    Total liabilities and
      stockholders' equity...............     $805,013                       $393,547
                                              ========                       ========

Net interest spread.......................                            3.73%                           3.65%
                                                                      ====                            ====
Net interest income/margin on
  a taxable equivalent basis.............                   8,135     4.42%                4,131      4.44%
                                                                      ====                            ====
Tax equivalent adjustment................                     177                             31
                                                          -------                         ------
Net interest income/margin...............                 $ 7,958     4.32%               $4,100      4.40%
                                                          =======     ====                ======      ====

- - ------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on an assumed tax rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $383,000 and $132,000 are included in interest and fees on loans for the three months ended March 31, 1996 and 1995, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income from the 1996 quarter compared to the 1995 quarter. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (AMOUNTS IN THOUSANDS)


                                                                                    MARCH 31,
                                                                     ---------------------------------------
                                                                              1996 COMPARED TO 1995
                                                                                 VARIANCE DUE TO
                                                                     ---------------------------------------
                                                                      VOLUME       YIELD/RATE        TOTAL
                                                                     --------     ------------     ---------
EARNING ASSETS:
Loans............................................................     $5,675         $ 293           $5,968
Securities:
     Taxable.....................................................        894          (158)             736
     Tax exempt..................................................        308             -              308
Cash balances in other banks.....................................        113             -              113
Funds sold.......................................................        536            (9)             527
Trading account securities.......................................         79             -               79
                                                                      ------         -----           ------

        Total interest income....................................      7,605           126            7,731

INTEREST-BEARING LIABILITIES:
     Interest-bearing transaction accounts.......................        563            17              580
     Savings and money market deposits...........................        487          (316)             171
     Time deposits...............................................      2,005           122            2,127
Funds purchased..................................................        597           (16)             581
Other short-term borrowings......................................        260             9              269
Long-term debt...................................................         (1)            -               (1)
                                                                      ------         -----           ------

    Total interest expense.......................................      3,911          (184)           3,727
                                                                      ------         -----           ------
    Net interest income on  a taxable
      equivalent basis...........................................     $3,694         $ 310            4,004
                                                                      ======         =====
Taxable equivalent adjustment....................................                                      (146)
                                                                                                     ------
Net interest income..............................................                                    $3,858
                                                                                                     ======

Net revenue from earning assets during the 1996 quarter increased $3.9 million or 94.1%, over the corresponding period in 1995. Approximately 92% of this increase came from volume, resulting from the Merger.

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was set at $147,000 for the 1996 quarter. No provision was made during the 1995 quarter. Charge-offs exceeded recoveries by $246,000 for the 1996 quarter compared to net recoveries of $21,000 for the same period of 1995. The allowance for loan losses as a percentage of outstanding loans, net of unearned income was 1.59% at March 31, 1996, compared to 1.62% at year-end 1995. However, because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Noninterest income for the 1996 quarter was $4.1 million, compared to $880,000 for the same period in 1995, an increase of 360.9%. Approximately $745,000 of this increase came from banks acquired in the Merger, including $506,000 in service charges on deposits and $228,000 in other non-interest income. Continued increased activity in the investment services division resulted in an increase of $2.2 million over the same period in 1995. Management anticipates this increased activity to continue but is unable to predict the impact on the future results of operations. Trust fees increased in the 1996 quarter $54,000 or 19.6% over the 1995 quarter. Other noninterest income increased $148,000 in the 1996 quarter or 97.4% over the 1995 quarter.

Noninterest expense for the 1996 quarter was $8.3 million compared to $3.4 million, a 143.3% increase over the same period in 1995. Approximately $2.4 million of this increase came from the banks acquired in the Merger. Also, approximately $632,000 were expenses associated with the parent company and not applicable to the 1995 period. Salaries and employee benefits increased $3.2 million in the 1996 quarter when compared to the 1995 quarter. Approximately $1.5 million of this increase was from the banks acquired in the merger and the parent company salaries and benefits. Approximately 71% of the rest of the increase or $1.2 million, was the result of increased activity in the investment services division. Occupancy and equipment expense increased $493,000 or 87.7% in the 1996 quarter compared to the 1995 quarter. Approximately $439,000, or 89.0%, of this increase was the result of banks acquired in the Merger. Other noninterest expense increased $1.2 million or 121.3% in the 1996 quarter compared to the 1995 quarter. Again, substantially all of this increase came from the banks acquired in the Merger and the expenses of the parent company. The Company's efficiency ratio, which is noninterest expense as a percentage of net interest income plus noninterest income, net of gains on sale of assets was 69.06% for the 1996 quarter compared to 68.29% for the 1995 quarter, an increase of .77%.

Income tax expense increased $1.0 million for the 1996 quarter compared to the 1995 quarter. This increase was the result of NCC using substantially all of its loss carry forwards and credit carry forwards in the year ended December 31, 1995. The effective tax rates for the 1996 and 1995 quarters were 37.23% and 21.03%, respectively.

EARNING ASSETS

Loans comprised the largest single category of the Company's earning assets on March 31, 1996. Loans, net of unearned income were $538.3 million or 67.8% of total assets at March 31, 1996, compared to $534.0 million or 66.2% at December 31, 1995. Loans grew $4.3 million or .8%.

Investment securities increased $20.9 million in the 1996 quarter. Purchases of investment securities totaled $22.6 million and maturities and calls of investment securities totaled $1.6 million.

Securities available for sale decreased $13.4 million in the 1996 quarter. Purchases of available for sale securities totaled $11 million and maturities and calls of available for sale securities totaled $22.8 million. Sales of available for sale securities totaled $1 million. Write down to estimated market value of available for sale securities totaled $.5 million.

Overall investment securities and securities available for sale increased $7.5 million during the 1996 quarter. Trading accounts securities decreased $2.6 million in the 1996 quarter. The trading account securities are securities owned by the Company prior to delivery to the Company's customers. It is the policy of the Company to limit positions in such securities to reduce its exposure to market and interest rate changes . Federal funds sold and securities purchased under agreements to resell totaled $29.5 million at March 31, 1996 compared to $37.3 at December 31, 1995, a decrease of $7.9 million. Interest-bearing deposits in other banks at March 31, 1996 were $8.7 million compared to $11.2 million at December 31, 1995, a decrease of $2.5 million. Substantially all of these deposits are with the Federal Home Loan Bank.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits decreased $15.3 million from year-end 1995, or 2.4% to $631.3 million at March 31, 1996. Noninterest bearing demand deposits decreased $9.3 million and interest-bearing deposits decreased $6.0 million. Approximately two thirds of the $15.3 million decrease in deposits resulted from the use by one customer of escrow funds held by one of the subsidiary banks.

Federal funds purchased and securities sold under agreements to repurchase totaled $65.7 million at March 31, 1996 an increase of $6.8 million from December 31, 1995. Short-term borrowings and the Treasury tax and loan account were $24.4 million at March 31, 1996 and increase of $700,000 over December 31, 1995.

The Company's only long-term debt at March 31, 1996 was capital lease obligations which decreased $5,000 during the 1996 quarter.

ASSET QUALITY

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

At March 31, 1996, nonperforming assets totaled $2.8 million, a decrease of $74,000 from December 31, 1995. Nonperforming assets as a percentage of loans plus other real estate was .52% at March 31, 1996 compared to .54% at December 31,1995.

                             NONPERFORMING ASSETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                        March 31,     December 31,
                                                                       ---------------------------
                                                                           1996           1995
                                                                        ----------     -----------
Nonaccrual loans.......................................................   $1,283         $1,243
Restructured loans.....................................................      918            891
Loans past due 90 days or more and still accruing......................        4            121
                                                                          ------         ------
     Total nonperforming loans.........................................    2,205          2,255
Other real estate owned................................................      601            625
                                                                          ------         ------
     Total nonperforming assets........................................   $2,806         $2,880
                                                                          ======         ======
Nonperforming assets to period-end loans and
     foreclosed real estate............................................      .52%           .54%
Allowance for loan losses to period-end
     nonperforming assets..............................................   304.38         300.00
Net charge-offs (recoveries) to average loans..........................       19(1)        (.04)

- - ----------------
(1) Annualized

Net charge-offs for the 1996 quarter totaled $246,000 or .19% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans was 1.59% at March 31,1996 compared to 1.62% on December 31,1995.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                            (AMOUNTS IN THOUSANDS)


            Allowance for loan losses at December 31,1995 ..  $8,640

            Charge-offs:
                Commercial, financial and agricultural .....     472
                Real estate mortgage .......................      64
                Consumer ...................................     112
                                                              ------
                 Total charge-offs .........................     648
            Recoveries:
                Commercial, financial and agricultural .....     305
                Real estate mortgage .......................      37
                Consumer ...................................      60
                                                              ------
                 Total recoveries ..........................     402
                                                              ------
                  Net charge-offs ..........................     246

            Provision charged to income ....................     147
                                                              ------
            Allowance for loan losses at March 31, 1996 ....  $8,541
                                                              ======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 1996 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

INTEREST RATE SENSITIVITY

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact of rising or falling interest rates on net interest income.

The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing and off-balance sheet commitments in order to decrease interest sensitivity risk. The Company uses computer simulations to measure the net income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

The following table illustrates the Company's interest rate sensitivity at March 31, 1996, assuming relevant assets and liabilities are collected and paid, respectively, in accordance with their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)



                                                                                 MARCH 31, 1996
                                               -----------------------------------------------------------------------------------
                                                              AFTER ONE      AFTER THREE
                                                               THROUGH         THROUGH                       GREATER
                                                WITHIN          THREE          TWELVE        WITHIN ONE      THAN ONE
                                               ONE MONTH        MONTHS         MONTHS           YEAR           YEAR       TOTAL
                                               -----------------------------------------------------------------------------------
ASSETS:
Earning assets:
  Loans (1)............................         $ 193,462      $  99,867     $  93,754       $ 387,083       $149,924    $537,007
  Securities (2).......................             1,844          2,061        15,297          19,202        130,217     149,419
  Interest-bearing deposits in
    other banks........................             8,713              -             -           8,713              -       8,713
Funds sold.............................            29,460              -             -          29,460              -      29,460
                                                ---------      ---------     ---------       ---------       --------    --------
      Total interest-earning assets....           233,479        101,928       109,051         444,458        280,141     724,599

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing deposits:
    Demand deposits....................            99,817              -             -          99,817              -      99,817
    Savings deposits...................           172,988              -             -         172,988              -     172,988
    Time deposits (3)..................            29,721         76,298        91,637         197,656         63,615     261,271
  Funds purchased......................            65,721              -             -          65,721              -      65,721
  Short-term borrowings (4)............            24,412              -             -          24,412              -      24,412
  Long-term debt.......................                 1              4            15              20            299         319
                                                ---------      ---------     ---------       ---------       --------    --------
      Total interest-bearing
        liabilities....................           392,660         76,302        91,652         560,614         63,914     624,528
                                                ---------      ---------     ---------       ---------       --------    --------

Period gap.............................         $(159,181)     $  25,626     $  17,399       $(116,156)      $216,227
                                                =========      =========     =========       =========       ========

Cumulative gap.........................         $(159,181)     $(133,555)    $(116,156)      $(116,156)      $100,071    $100,071
                                                =========      =========     =========       =========       ========    ========
Ratio of cumulative gap to total
  earning assets.......................            (21.97)%       (18.43)%      (16.03)%        (16.03)%        13.81%

- - ---------------
(1)  Excludes nonaccrual loans of $1,283,000.
(2)  Excludes investment equity securities of $3,676,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $3,162,000.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company is liability sensitive through the one year time frame. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

LIQUIDITY AND CAPITAL ADEQUACY

The Company's net loan to deposit ratio increased to 85.3% at March 31, 1996, compared to 82.6% at year end 1995. The Company's liquid assets as a percentage of total deposits were 10.2% at March 31, 1996, compared to 13.3% at year-end 1995. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments and available funds lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Effective April 30, 1996, James A. Taylor, Chairman and Chief Executive Officer, resigned from the Board of Directors of the Company. In connection with Mr. Taylor's resignation, Mr. Taylor and Mr. Taylor's wife, Martha W. Taylor, Secretary of the Company agreed to terminate their employment with the Company. As part of a negotiated settlement of their employment contracts, Mr. and Mrs. Taylor were paid approximately $900,000. Future payments under their contracts would have been approximately $1.7 million. The cost of the negotiated settlement will be charged against income for the three months ending June 30, 1996. Financing for the transaction was obtained from an independent bank.

The Company's stockholders' equity increased by $1.6 million to $57.2 million at March 31, 1996 from December 31, 1995. This increase was attributable to:

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2,252,000

Increase in unrealized losses on securities available for sale, net
of deferred income tax benefits . . . . . . . . . . . . . . . . . . . . . . .          (326,000)

Cash dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . .          (310,000)
Decrease in unearned restricted stock . . . . . . . . . . . . . . . . . . . .            23,000
                                                                                     ----------
      Net increase  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,639,000
                                                                                     ==========

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of the Company and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at March 31, 1996. Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Company and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of the Company and each subsidiary bank at March 31, 1996:

                                                                  TIER 1 RISK    TOTAL RISK        TIER 1
                                                                     BASED          BASED         LEVERAGE
                                                                     -----          -----         --------
Alabama National BanCorporation                                      9.11%          10.36%          6.24%

Subsidiary Banks:
National Bank of Commerce..............................             11.38           12.63           8.02
Alabama Exchange Bank..................................             13.36           14.61           9.22
Bank of Dadeville .....................................             12.90           14.12           9.65
First National Bank of Ashland.........................             11.56           12.63           7.77
Gulf Bank..............................................             11.15           12.40           9.74
Citizens Bank of Talladega.............................             14.74           15.99           7.71
St. Clair Federal Savings Bank.........................             10.58           11.83           7.41
Required minimums......................................              4.00            8.00           4.00


                          Part II Other Information
                  Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits:

         27  Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

The Company filed one report on Form 8-K during the three months ended March 31, 1996 to report the completion of the Merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALABAMA NATIONAL BANCORPORATION


DATE:   MAY 1, 1996                     /s/John H. Holcomb, III
        ------------                    -----------------------
                                        John H. Holcomb, III, its Chairman
                                        and Chief Executive Officer




DATE:   MAY 1, 1996                     /s/Frank W. Whitehead
        ------------                    ---------------------
                                        Frank W. Whitehead, its Executive
                                        Vice President,  Treasurer and Chief
                                        Financial Officer