Form 10-Q
period 1996-06-30
ALABAMA NATIONAL BANCORPORATION
filed 1996-08-08
CIK 926966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
                                                     --------------

                                      NONE
                                      ----
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No
                                    ---      ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at June 30, 1996
            -----                              ----------------------------
Common Stock, $1.00 Par Value                            6,200,418

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                                                                              PAGE
- -----------------------------                                                                                              ----
Item 1.   Financial Statements (Unaudited)
          Consolidated statements of condition
          June 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated statements of income
          Three month periods ended June 30, 1996 and 1995;
          Six month periods ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

          Consolidated statements of cash flows
          Six month periods ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

          Notes to the unaudited consolidated financial statements
          June 30, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

PART II. OTHER INFORMATION
- --------------------------

Item 4.   Submission of Matters to a Vote of Security-Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23


Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

PART I - FINANCIAL INFORMATION

                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                                          June 30, 1996    December 31, 1995
                                                                                          -------------    -----------------
                                                                                                   (In thousands)
ASSETS
  Cash and due from banks ....................................................               $ 32,544            $ 37,288
  Interest-bearing deposits in other banks ...................................                    951              11,168
  Investment securities (estimated market values of $74,334 and $55,860)  ....                 75,120              55,847
  Securities available for sale ..............................................                 70,935              87,867
  Trading securities  ........................................................                  1,813               4,402
  Federal funds sold and securities purchased under agreements to resell  ....                 26,969              37,320
  Loans ......................................................................                551,173             536,110
  Unearned income ............................................................                 (2,035)             (2,133)
                                                                                             --------            --------
  Loans, net of unearned income ..............................................                549,138             533,977
  Allowance for loan losses ..................................................                 (8,811)             (8,640)
                                                                                             --------            --------
  Net loans...................................................................                540,327             525,337
  Property, equipment and leasehold improvements, net ........................                 19,334              18,802
  Intangible assets ..........................................................                  7,407               7,595
  Other assets ...............................................................                 16,513              20,948
                                                                                             --------            --------
  Totals .....................................................................               $791,913            $806,574
                                                                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

  Deposits:
     Noninterest bearing .....................................................               $ 99,797            $106,570
      Interest bearing .......................................................                543,580             540,044
                                                                                             --------            --------
  Total deposits .............................................................                643,377             646,614
  Federal funds purchased and securities sold under agreements to repurchase..                 42,703              58,921
  Treasury tax and loan account ..............................................                  4,275               2,432
  Short-term borrowings ......................................................                 32,150              21,280
  Accrued expenses and other liabilities .....................................                 10,491              21,413
  Capital lease obligations ..................................................                    313                 324
                                                                                             --------            --------
  Total liabilities ..........................................................                733,309             750,984
                                                                                             --------            --------


STOCKHOLDERS' EQUITY:
  Common stock, $1 par; authorized 10,000,000 shares;
       issued 6,566,968 shares ...............................................                  6,567               6,567
  Additional paid-in capital .................................................                 51,923              51,923
  Retained earnings ..........................................................                  5,788               2,267
  Treasury stock, 366,550 shares at cost .....................................                 (5,023)             (5,023)
  Unearned restricted stock ..................................................                   (232)               (278)
  Unrealized gain (loss) on available for sale securities, net of taxes ......                   (419)                134
                                                                                             --------            --------
  Total stockholders' equity .................................................                 58,604              55,590
                                                                                             --------            --------
  Totals .....................................................................               $791,913            $806,574
                                                                                             ========            ========


See accompanying notes to unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                       For the three months
                                                                                          ended June 30,
                                                                                        -----------------
                                                                                          1996      1995
                                                                                        -------    ------
INTEREST INCOME:
    Interest and fees on loans ........................................                 $12,536    $6,826
    Interest on securities ............................................                   2,423     1,332
    Interest on deposits in other banks ...............................                      75         -
    Interest on trading securities ....................................                      45         -
    Interest on federal funds sold and securities purchased under
      agreements to resell ............................................                     390       333
                                                                                        -------    ------
Total interest income .................................................                  15,469     8,491
INTEREST EXPENSE:
    Interest on deposits ..............................................                   5,827     3,777
    Interest on federal funds purchased and securities sold under
      agreements to repurchase ........................................                     888       382
    Interest on long and short-term borrowings ........................                     514       212
                                                                                        -------    ------
Total interest expense ................................................                   7,229     4,371
                                                                                        -------    ------
Net interest income ...................................................                   8,240     4,120
Provision for loan losses .............................................                      53         -
                                                                                        -------    ------
Net interest income after provision for loan losses ...................                   8,187     4,120

NONINTEREST INCOME:
    Securities gains ..................................................                       3         -
    Gain on sale of assets and deposits ...............................                     323         -
    Service charges on deposit accounts ...............................                     864       348
    Investment services ...............................................                   1,796       544
    Trust income ......................................................                     380       300
    Other .............................................................                     513       178
                                                                                        -------    ------
Total noninterest income ..............................................                   3,879     1,370

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     For the three months
                                                                                        ended June 30,
                                                                                      ------------------
                                                                                       1996        1995
                                                                                      ------      ------
NONINTEREST EXPENSE:
Salaries and employee benefits ................................................        5,637       2,248
Occupancy and equipment expenses ..............................................        1,057         569
Other .........................................................................        2,514       1,207
                                                                                      ------      ------
Total noninterest expense .....................................................        9,208       4,024
                                                                                      ------      ------

Income before provision for income taxes and
 minority interest in earnings of consolidated
 subsidiaries .................................................................        2,858       1,466
Provision for (benefit from) income taxes .....................................          964        (222)
                                                                                      ------      ------
Income before minority interest in earnings of
 consolidated subsidiaries ....................................................        1,894       1,688

Minority interest in earnings of consolidated
 subsidiaries .................................................................            8         253
                                                                                      ------      ------
Net income ....................................................................       $1,886      $1,435
                                                                                      ======      ======

Net income per common share ...................................................       $ 0.30      $ 0.56
                                                                                      ======      ======
Weighted average common and common equivalent
 shares outstanding ...........................................................        6,372       2,562
                                                                                      ======      ======


See accompanying notes to unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     For the six months
                                                                                        ended June 30,
                                                                                     -------------------
                                                                                       1996        1995
                                                                                     -------     -------
INTEREST INCOME:
    Interest and fees on loans ................................................      $25,021     $13,384
    Interest on securities ....................................................        4,668       2,638
    Interest on deposits in other banks .......................................          188           -
    Interest on trading securities ............................................          124           -
    Interest on federal funds sold and securities purchased under
      agreements to resell ....................................................        1,016         432
                                                                                     -------     -------
Total interest income .........................................................       31,017      16,454
INTEREST EXPENSE:
    Interest on deposits ......................................................       12,011       7,084
    Interest on federal funds purchased and securities sold under
      agreements to repurchase ................................................        1,819         732
    Interest on long and short-term borrowings ................................          989         418
                                                                                     -------     -------
Total interest expense ........................................................       14,819       8,234
                                                                                     -------     -------
Net interest income ...........................................................       16,198       8,220
Provision for loan losses .....................................................          200           -
                                                                                     -------     -------
Net interest income after provision for loan losses ...........................       15,998       8,220

NONINTEREST INCOME:
    Securities gains ..........................................................           34           -
    Gain on sale of assets and deposits .......................................          323           -
    Service charges on deposit accounts .......................................        1,686         689
    Investment services .......................................................        4,141         655
    Trust income ..............................................................          710         576
    Other .....................................................................        1,041         330
                                                                                     -------     -------
Total noninterest income ......................................................        7,935       2,250

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     For the six months
                                                                                       ended June 30,
                                                                                     -------------------
                                                                                       1996        1995
                                                                                     -------      ------
NONINTEREST EXPENSE:
Salaries and employee benefits ................................................       10,693       4,109
Occupancy and equipment expenses ..............................................        2,112       1,131
Other .........................................................................        4,679       2,185
                                                                                     -------      ------
Total noninterest expense .....................................................       17,484       7,425
                                                                                     -------      ------

Income before provision for income taxes and
 minority interest in earnings of consolidated
 subsidiaries .................................................................        6,449       3,045
Provision for income taxes ....................................................        2,301         110
                                                                                     -------      ------
Income before minority interest in earnings of
 consolidated subsidiaries ....................................................        4,148       2,935

Minority interest in earnings of consolidated
 subsidiaries .................................................................           10         442
                                                                                     -------      ------
Net income ....................................................................        4,138       2,493
Less cash dividends on preferred stock ........................................            -          79
                                                                                     -------      ------
Net income available for common shares ........................................      $ 4,138      $2,414
                                                                                     =======      ======
Net income per common share ...................................................      $  0.65      $ 0.94
                                                                                     =======      ======
Weighted average common and common equivalent
 shares outstanding ...........................................................        6,379       2,562
                                                                                     =======      ======

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the six months
                                                                                          ended June 30,
                                                                                      ---------------------
                                                                                        1996         1995
                                                                                      --------     --------
                                                                                          (In thousands)
Net cash provided by (used in) operating activities ........................          $  1,864     $    (85)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities .........................................           (22,626)      (4,759)
Proceeds from maturities of investment securities ..........................             3,294        1,919
Purchases of securities available for sale .................................           (21,425)           -
Proceeds from sale of securities available for sale ........................               953            -
Proceeds from maturities of securities available for sale ..................            35,967            -
Net decrease in interest-bearing deposits in other banks ...................            10,217            -
Net (increase) decrease in federal funds sold and securities purchased
  under agreements to resell ...............................................            10,351      (10,005)
Net increase in loans ......................................................           (15,224)     (23,025)
Purchases of property, equipment and leasehold improvements ................            (1,343)        (574)
Proceeds from sale of property, equipment and leasehold improvements .......               185            -
Proceeds from sale of life insurance policy ................................               250            -
Proceeds from sale of banking offices, net of $8,226 cash paid .............               274            -
Proceeds from sale of other real estate owned ..............................               119          321
                                                                                      --------     --------
Net cash provided by (used in) investing activities ........................               992      (36,123)
                                                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ...................................................             5,033       26,310
Sale of deposits ...........................................................            (8,500)           -
Increase (decrease) in federal funds purchased, securities sold under
  agreements to repurchase, and treasury tax and loan account ..............           (14,375)       7,803
Net increase in short-term borrowings and capital lease obligations ........            10,859        2,541
Dividends on common stock ..................................................              (617)           -
Dividends on preferred stock ...............................................                 -          (79)
Retirement of preferred stock ..............................................                 -       (2,500)
                                                                                      --------     --------
Net cash provided by (used in) financing activities ........................            (7,600)      34,075
                                                                                      --------     --------
Decrease in cash and cash equivalents ......................................            (4,744)      (2,133)
Cash and cash equivalents, beginning of period .............................            37,288       18,268
                                                                                      --------     --------
Cash and cash equivalents, end of period ...................................          $ 32,544     $ 16,135
                                                                                      ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .....................................................          $ 15,075     $  7,871
                                                                                      ========     ========
Cash paid for income taxes .................................................          $  2,358     $    118
                                                                                      ========     ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Acquisition of collateral in satisfaction of loans .........................          $     70     $  1,238
                                                                                      ========     ========
Adjustment to market value of other real estate owned ......................          $     15     $      -
                                                                                      ========     ========
Adjustment to market value of securities available for sale,
  net of deferred income taxes .............................................          $    553     $  1,191
                                                                                      ========     ========


See accompanying notes to unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K, Annual Report under the Securities Exchange Act of 1934, for the year ended December 31, 1995.



NOTE B - COMMITMENT AND CONTINGENCIES

The Company's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.



NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

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

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB No. 65," ("Statement 122"). Statement 122 requires companies that originate mortgage loans to capitalize the cost of mortgage servicing rights separate from the cost of originating the loan when a definitive plan to sell those loans and retain the mortgage servicing rights exist. Prior to the adoption of Statement 122 only mortgage servicing rights that are purchased from other parties are capitalized and recorded as an asset. Therefore, Statement 122 eliminates the accounting inconsistencies that existed between mortgage servicing rights that are derived from loan origination activities and those acquired through purchase transactions. Statement 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The Company adopted Statement 122 effective January 1, 1996, with no material effect on the Company's unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE D-MERGERS AND ACQUISITIONS

On December 29, 1995, Alabama National BanCorporation ("ANB") merged ("the Merger") with National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") (collectively the "Company"). The Merger was accomplished by converting each share of NCC stock into 348.14 shares of ANB stock and each share of CBS stock into 7.0435 shares of ANB stock for a total of 3,106,981 shares (or 50.1%) of the Company stock. The Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company presented for the three months and the six months ended June 30, 1995 are actually only the consolidated financial statements of NCC and differ from the consolidated financial statements of ANB as previously reported. The operations of ANB are included in the financial statements from the date of the Merger. The historical stockholders' equity of NCC prior to the Merger is retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in par value of ANB's and NCC's stock by an offset to paid-in capital.

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

Cash, due from banks, interest-bearing deposits with other
       banks, and federal funds sold  . . . . . . . . . . . . . . . . .                  $   27,788
Securities available for sale . . . . . . . . . . . . . . . . . . . . .                      27,821
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . .                      19,954
Loans, net of unearned income and allowance for loan losses . . . . . .                     204,485
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . .                      11,734
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                       5,423
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       8,354
Deposits assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (253,611)
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . .                     (20,217)
                                                                                         ----------
Net assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .                  $   31,731
                                                                                         ==========

The following pro forma consolidated results of operations for the three and the six months ended June 30, 1995, are presented as if the Merger had occurred on January 1, 1995.


                                                                 For the three       For the six
                                                                  months ended       months ended
                                                                 -------------       ------------
                                                                           June 30, 1995
                                                                -------------------------------------
                                                                (In thousands, except per share data)
Net interest income ....................................              $7,446              $14,841
Provision for loan losses ..............................                  59                  121
Noninterest income .....................................               2,188                3,736
Noninterest expense ....................................               6,785               12,883
Provision for income taxes .............................                 196                  877
Net income .............................................               2,594                4,696

Earnings per common and common equivalent share ........              $  .41              $   .74

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE D-MERGERS AND ACQUISITIONS (CONTINUED)

Historical financial information of Alabama National BanCorporation and its subsidiaries prior to the Merger described above is as follows:

                                                        December 29, 1995      June 30, 1995
                                                        -----------------      -------------
                                                                    (In thousands)
Statement of Condition Data
Investment securities .................................      $ 19,877             $ 33,848
Securities available for sale .........................        27,821               17,900
Loans, net ............................................       202,762              192,356
Total assets ..........................................       298,683              287,397
Total deposits ........................................       253,611              255,379
Stockholders# equity ..................................        26,994               32,018


                                                              For the three            For the six
                                                               months ended            months ended
                                                              -------------            ------------
                                                                           June 30, 1995
                                                              -------------------------------------
                                                              (In thousands, except per share data)
Statement of Income Data
Net interest income ...................................           $3,575                   $7,118
Provision for loan losses .............................               59                      121
Noninterest income ....................................              821                    1,492
Noninterest expense ...................................            2,730                    5,394
Net income ............................................            1,087                    2,215
Net income per common share ...........................           $  .31                   $  .61



CBS was formed on April 4, 1995 to succeed as owner of all the interest of National Bank of Commerce of Birmingham ("NBC"), a consolidated subsidiary of NCC. CBS, a bank and thrift holding company, was formed primarily to accomplish the acquisition of Talladega Federal Savings and Loan Association (TFSLA). On July 20, 1995, CBS issued 600,125 shares of its common stock to NCC and 95,126 shares of its common stock to the individual stockholders of NBC in exchange for all the common stock of NBC and became a consolidated subsidiary of NCC. Also, on August 1, 1995, CBS acquired all of the stock of TFSLA for $1,703,000 in cash. This acquisition was accounted for under the purchase method; accordingly, the purchase price was allocated to the assets and liabilities based on their fair values. No goodwill was recorded.

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
                                                                                          ========

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following is a discussion and analysis of the consolidated financial condition of the Company at June 30, 1996, and the results of its operations for the three and six month periods ended June 30, 1996 and 1995. On December 29, 1995, Alabama National BanCorporation ("ANB") merged ("the Merger") with National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") (collectively the "Company"). The Merger was accomplished, among other things, by converting each share of NCC stock into 348.14 shares of ANB stock and each share of CBS stock into 7.0435 shares of ANB stock for a total of 3,106,981 shares (or 50.1%) of the Company stock. The Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company presented for the three and six month periods ended June 30, 1995, are the consolidated financial statements of NCC and differ from the consolidated financial statements of ANB previously reported. The results of operations of ANB are included in the financial statements from the date of the Merger. (See Note D to the Company's unaudited consolidated financial statements.)

This information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PERFORMANCE OVERVIEW

The Company's net income was $1.886 million for the second quarter of 1996 (the "1996 quarter") compared to $1.435 million for the second quarter of 1995 (the "1995 quarter"). Net income for the six month period ended June 30, 1996 (the "1996 six months") was $4.138 million compared to $2.493 million for the six months ended June 30, 1995 (the "1995 six months"). Net income per common share for the 1996 and 1995 quarters was $.30 and $.56, respectively. For the 1996 six months, net income per common share was $.65 compared to $.94 for the 1995 six months. The Company has approximately 3.8 million more common shares outstanding for the 1996 quarter and the 1996 six months as a result of the Merger.

During the 1996 quarter, the Company absorbed an after tax charge of approximately $567,000 ($.09 per common share) as the result of termination of employment contracts with James A. Taylor, former Chairman and CEO of the Company. Excluding this charge, the per common share net income of the Company would have been $.38 and $.74, respectively for the 1996 quarter and the 1996 six months.

The principal reason for the increase in net income for the 1996 quarter and the 1996 six months is the Merger. The improvement in 1996 net earnings through June 30 is attributable to an increased interest margin and increased noninterest income, a reduced minority interest in the earnings of consolidated subsidiaries; less an increase in the provision for loan losses, noninterest expense and income taxes.

The return on average assets for the Company was 1.04% for the 1996 six months compared to 1.24% for the 1995 six months. The return on average stockholders' equity decreased for the 1996 six months to 14.48%, as compared to 19.89% for the 1995 six months. Book value per share at June 30, 1996 was $9.45, an increase of $.48 from year end 1995. Tangible book value per share at June 30, 1996 was $8.26, an increase of $.52 from year end 1995. The Company paid a $.10 cash dividend on common shares in the 1996 six months.





NET INCOME

The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and borrowing used to support such assets. As a result of the Merger, average earning assets for the 1996 six months increased by approximately $285.5 million and average interest-bearing liabilities increased by approximately $256.9 million. The Company's net interest income benefited from the faster growth of average earning assets than average interest-bearing liabilities. The average taxable equivalent rates earned on assets were 8.52% for the 1996 six months compared to 8.70% for the 1995 six months. The average rates paid on interest-bearing liabilities were 4.71% for the 1996 six months compared to 5.12% for the 1995 six months. The net interest margin for the 1996 six months was 4.41% compared to 4.31% for the 1995 six months.

The following table depicts, on a taxable equivalent basis for the 1996 and 1995 six months, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------------------------------
                                                                                   1996                         1995
                                                                         ------------------------------------------------------
                                                                         AVERAGE   INCOME/   YIELD/   AVERAGE   INCOME/  YIELD/
                                                                         BALANCE   EXPENSE   RATE     BALANCE   EXPENSE   RATE
                                                                         -------   -------   ------   -------   -------  ------
ASSETS:
Earning assets:
  Loans (1) (3) ...........................................             $535,515    $25,046  9.35%    $288,516   $13,541    9.39%
  Securities:
   Taxable ................................................              135,649      4,260  6.28       78,319     2,625    6.70
   Tax exempt .............................................               14,850        618  8.32            -         -       -
  Cash balances in other banks ............................                6,733        188  5.58            -         -       -
  Funds sold ..............................................               37,252      1,016  5.45       14,440       432    5.98
  Trading account securities ..............................                3,878        124  6.40          392        13    6.63
                                                                        --------    -------           --------   -------
      Total earning assets (2) ............................              733,877     31,252  8.52      381,667    16,611    8.70
                                                                        --------    -------           --------   -------
Cash and due from banks ...................................               27,265                        13,962
Premises and equipment ....................................               19,267                         6,103
Other assets ..............................................               22,087                         6,192
Allowance for loan losses .................................               (8,682)                       (4,839)
                                                                        --------                      --------
       Total assets .......................................             $793,814                      $403,085
                                                                        ========                      ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts ...................              $78,493     $1,024  2.61      $28,778      $441    3.06
  Savings and money market deposits .......................              192,919      3,592  3.72      119,699     2,720    4.54
  Time deposits ...........................................              258,105      7,395  5.73      134,695     3,923    5.83
  Funds purchased .........................................               69,403      1,819  5.24       26,261       732    5.57
  Other short-term borrowings .............................               29,948        974  6.50       11,835       402    6.79
  Long-term debt ..........................................                  318         15  9.43          340        16    9.41
                                                                        --------    -------           --------   -------
       Total interest-bearing liabilities .................              629,186     14,819  4.71      321,608     8,234    5.12
                                                                        --------    -------  ----     --------   -------    ----
Demand deposits ...........................................               95,555                        48,401
Accrued interest and other liabilities ....................               11,932                         8,006
Stockholders' equity ......................................               57,141                        25,070
                                                                        --------                      --------
    Total liabilities and stockholders' equity ............             $793,814                      $403,085
                                                                        ========                      ========
Net interest spread .......................................                                  3.81%                          3.58%
                                                                                             ====                           ====
Net interest income/margin on
  a taxable equivalent basis ..............................                          16,433  4.48%                 8,377    4.39%
                                                                                             ====                           ====
Tax equivalent adjustment .................................                             235                          157
                                                                                    -------                      -------
Net interest income/margin ................................                         $16,198  4.41%                $8,220    4.31%
                                                                                    =======  ====                =======    ====

- --------------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on an assumed tax rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $720,000 and $295,000 are included in interest and fees on loans for the six months ended June 30, 1996 and 1995, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income from the 1996 six months compared to the 1995 six months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                             JUNE 30,
                                                                    ------------------------------
                                                                        1996 COMPARED TO 1995
                                                                           VARIANCE DUE TO
                                                                    ------------------------------
                                                                    VOLUME     YIELD/RATE    TOTAL
                                                                    ------     ----------    -----
EARNING ASSETS:
Loans ....................................................           $11,563    $ (58)      $11,505
Securities:
  Taxable ................................................             1,809     (174)        1,635
  Tax exempt .............................................               618        -           618
Cash balances in other banks .............................               188        -           188
Funds sold ...............................................               625      (41)          584
Trading account securities ...............................               111        -           111
                                                                     -------    -----       -------
     Total interest income ...............................            14,914     (273)       14,641

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts ....................               657      (74)          583
Savings and money market deposits ........................             1,430     (558)          872
Time deposits ............................................             3,540      (68)        3,472
Funds purchased ..........................................             1,132      (45)        1,087
Other short-term borrowings ..............................               590      (18)          572
Long-term debt ...........................................                (1)       -            (1)
                                                                     =======    =====       =======

     Total interest expense ..............................             7,348     (763)        6,585
                                                                     -------    -----       -------
     Net interest income on  a taxable
       equivalent basis ..................................           $ 7,566    $ 490         8,056
                                                                     =======    =====       =======
Taxable equivalent adjustment ............................                                      (78)
                                                                                            -------
Net interest income ......................................                                  $ 7,978
                                                                                            =======

Net revenue from earning assets during the 1996 six months increased $8.0 million or 97.1%, over the corresponding period in 1995. Approximately 94% of this increase came from volume, principally from the Merger.

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was $53,000 for the 1996 quarter, while no provision was made during the 1995 quarter. Recoveries exceeded charge-offs by $217,000 for the 1996 quarter compared to net recoveries of $21,000 for the same period of 1995. The provision for loan losses was $200,000 for the 1996 six months, compared with no provision for the 1995 six months. Charge-offs exceeded recoveries by $29,000 for the 1996 six months, compared to net charge-offs of $293,000 for the 1995 six months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income was 1.60% at June 30, 1996, compared to 1.62% at December 31, 1995. Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Noninterest income for the 1996 quarter was $3.9 million, compared to $1.4 million for the 1995 quarter. For the 1996 six months noninterest income increased to $7.9 million, compared to $2.3 million for the 1995 six months. Gain on the sale of assets and deposits of $323,000 during the 1996 quarter and the 1996 six months resulted from the sale of a branch and the deposits at that branch of $274,000, the sale of other real estate of $28,000 and the sale of loans of $21,000. Service charges on deposits for the 1996 quarter were $864,000, compared with $348,000 for the 1995 quarter. For the 1996 six months, service charges were $1.7 million, compared with $689,000 for the 1995 six months. For both 1996 periods, substantially all of the increase in service charges came from the banks acquired in the Merger. Continued increased activity in the investment services division resulted in a $1.3 million increase in the 1996 quarter over the same period in 1995 and a $3.5 million increase in the 1996 six months, when compared to the 1995 six months. Management anticipates this increased activity to continue, but is unable to predict the impact on the future results of operations. A slowdown was experienced in the 1996 quarter. Trust fees increased $80,000 in the 1996 quarter compared to the 1995 quarter and increased $134,000 for the 1996 six months, when compared with the 1995 six months. Other noninterest income increased $335,000 in the 1996 quarter when compared to the 1995 quarter and increased $711,000 for the 1996 six months when compared with the 1995 six months. $57,000 of this increase in the 1996 quarter and $265,000 of this increase in the 1996 six months came from banks acquired in the Merger. Miscellaneous charges by NBC Securities, Inc., a subsidiary of the Company, accounted for $159,000 of the increase for the 1996 quarter and $186,000 increase for the 1996 six months. The 1996 quarter and 1996 six months includes an $80,000 recovery from a settlement with a third-party financial institution.

Noninterest expense was $9.2 million for the 1996 quarter, compared to $4.0 million for the 1995 quarter. For the 1996 six months, noninterest expense was $17.5 million, a $10.1 million increase over the 1995 six months. Salaries and employee benefits increased to $5.6 million for the 1996 quarter, compared to $2.2 million for the 1995 quarter. For the 1996 six months, salaries and employee benefits increased to $10.7 million from $4.1 million in the 1995 six months. The increase in the 1996 quarter were principally the result of (1). $1.3 million in salaries and employee benefits of the banks acquired in the Merger, (2). a $525,000 charge in connection with the settlement of employee contracts with James A. Taylor, former Chairman and CEO of the Company, (3). a $422,000 charge in connection with the termination of one of the subsidiary bank presidents, and (4). increased salaries and employee benefits of the investment services division resulting from increased activity totaling approximately $946,000. The increase in salaries and employee benefits for the 1996 six months were principally the result of (1). $2.9 million in salaries and employee benefits of the banks acquired in the Merger, (2). the $525,000 and $422,000 charges discussed above and (3). increased salaries and employee benefits of the investment services division of approximately $2.4 million. Occupancy and equipment expense increased to $1.1 million in the 1996 quarter, compared to $569,000 in the 1995 quarter. Approximately $418,000 of this increase came from the banks acquired in the Merger. For the 1996 six months, occupancy and equipment expenses increased to $2.1 million compared to $1.1 million for the same period on 1995. Approximately $850,000 of this increase came from banks acquired in the Merger. Other noninterest expense increased to $2.5 million in the 1996 quarter, compared with $1.2 million in the 1995 quarter. Approximately $935,000 came from banks acquired in the Merger and a $375,000 charge came from settlement of the employee contracts with Mr. Taylor. Other noninterest expense increased $4.7 million in the 1996 six months from $2.2 million in the 1995 six months. Approximately $1.9 million came from the banks acquired in the Merger and a $375,000 charge came from the settlement of the employee contracts with Mr. Taylor.

Income tax expense was $964,000 for the 1996 quarter compared to a benefit of $222,000 for the 1995 quarter. For the 1996 six months, income tax expense was $2.3 million, compared to $110,000 for the 1995 six months. The principal reason for these increases was NCC's utilization of its loss carryforwards and credit carry forwards in the year ended December 31, 1995. The effective tax rates the 1996 quarter and the 1996 six months were 33.7% and 35.7%, respectively.

EARNING ASSETS

Loans comprised the largest single category of the Company's earning assets on June 30, 1996. Loans, net of unearned income were $549.1 million or 69.3% of total assets at June 30, 1996, compared to $534.0 million or 66.2% at December 31, 1995. Loans grew $15.1 million or 2.8% during the 1996 six months.

Investment securities increased $19.3 million in the 1996 six months. Purchases of investment securities totaled $22.6 million and maturities and calls of investment securities totaled $3.3 million.

Securities available for sale decreased $16.9 million in the 1996 six months. Purchases of available for sale securities totaled $21.4 million and sales, maturities and calls of available for sale securities totaled $36.9 million.

Overall investment securities and securities available for sale increased $2.3 million during the 1996 six months. Trading accounts securities decreased $2.6 million during the 1996 six months. The trading account securities are securities owned by the Company prior to delivery to the Company's customers. It is the policy of the Company to limit positions in such securities to reduce its exposure to market and interest rate changes . Federal funds sold and securities purchased under agreements to resell totaled $27.0 million at June 30, 1996 compared to $37.3 at December 31, 1995, a decrease of $10.3 million. Interest-bearing deposits in other banks at June 30, 1996 were $1.0 million compared to $11.2 million at December 31, 1995. Approximately $8.5 million of this reduction in interest-bearing deposits at other banks was used to fund the sale of deposits by a subsidiary bank.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits decreased $3.2 million from year-end 1995, to $643.4 million at June 30, 1996. One of the subsidiary banks sold a branch and its deposits, which totaled $8.5 million. Additionally, one customer used escrow funds at another subsidiary bank totaling $9.4 million. Excluding these two transactions, deposits grew approximately $14.7 million.

Federal funds purchased and securities sold under agreements to repurchase totaled $42.7 million at June 30, 1996 an decrease of $16.2 million from December 31, 1995. The Treasury tax and loan account increased to $4.3 million at June 30, 1996, compared with $2.4 million at December 31, 1995. Short-term borrowings at June 30, 1996 totaled $32.2 million and consisted of $19.2 million in borrowings by the Company from an independent bank and $13.0 million in borrowings by a subsidiary bank from the Federal Home Loan Bank.

The Company's only long-term debt at June 30, 1996 was capital lease obligations which decreased $11,000 during the 1996 six months.

ASSET QUALITY

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans on which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

At June 30, 1996, nonperforming assets totaled $2.7 million, a decrease of $131,000 from December 31, 1995. Nonperforming assets as a percentage of loans plus other real estate was .50% at June 30, 1996 compared to .54% at December 31,1995.

                              NONPERFORMING ASSETS
                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                       JUNE 30,  DECEMBER 31,
                                                                        1996         1995
                                                                     ----------  -----------
Nonaccrual loans ...............................................        $1,528    $1,243
Restructured loans .............................................           841       891
Loans past due 90 days or more and still accruing ..............             -       121
                                                                        ------    ------
     Total nonperforming loans .................................         2,369     2,255
Other real estate owned ........................................           380       625
                                                                        ------    ------
     Total nonperforming assets ................................        $2,749    $2,880
                                                                        ======    ======

Nonperforming assets to period-end loans and
      foreclosed real estate ...................................          0.50%     0.54%
Allowance for loan losses to period-end
     nonperforming assets ......................................        320.52    300.00

Net charge-offs (recoveries) to average loans (1)...............          0.01     (0.04)


- ---------------------
(1) Annualized for the six months ended June 30, 1996.



Net charge-offs for the 1996 six months totaled $29,000. The allowance for loan losses as a percentage of total loans was 1.60% at June 30,1996 compared to 1.62% on December 31,1995.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                             (AMOUNTS IN THOUSANDS)

Allowance for loan losses at December 31,1995 . . . . . . . . . . . . . . . . . . . . .    $  8,640

Charge-offs:
         Commercial, financial and agricultural . . . . . . . . . . . . . . . . . . . .         477
         Real estate mortgage . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          66
         Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         187
                                                                                           --------
              Total charge-offs . . . . . . . . . . . . . . . . . . . . . . . . . . . .         730
Recoveries:
         Commercial, financial and agricultural . . . . . . . . . . . . . . . . . . . .         557
         Real estate mortgage . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          56
         Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          88
                                                                                           --------
              Total recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         701
                                                                                           --------
              Net charge-offs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29
Provision charged to income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         200
                                                                                           --------
Allowance for loan losses at June 30, 1996  . . . . . . . . . . . . . . . . . . . . . .    $  8,811
                                                                                           ========

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 1996 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates the Company's interest rate sensitivity at June 30, 1996, assuming relevant assets and liabilities are collected and paid, respectively, in accordance with their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)

                                                                                    JUNE 30, 1996
                                                        ------------------------------------------------------------------------
                                                                     AFTER ONE   AFTER THREE
                                                                      THROUGH      THROUGH
                                                        WITHIN ONE     THREE        TWELVE    WITHIN ONE    GREATER THAN
                                                           MONTH       MONTHS       MONTHS       YEAR         ONE YEAR     TOTAL
                                                        ----------   ---------   ------------ ----------    ------------   -----
ASSETS:
Earning assets:
   Loans (1) .....................................       $ 240,200     $  39,573  $  82,444    $ 362,217    $185,393       $547,610
   Securities (2) ................................          11,061         1,033      7,935       20,029     124,150        144,179
   Interest-bearing deposits in
     other banks .................................             951             -          -          951           -            951
   Funds sold ....................................          26,969             -          -       26,969           -         26,969
                                                         ---------     ---------  ---------    ---------    --------      ---------
        Total earning assets .....................         279,181        40,606     90,379      410,166     309,543        719,709

LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing deposits:
       Demand deposits ...........................          80,665             -          -       80,665           -         80,665
       Savings deposits ..........................         207,450             -          -      207,450           -        207,450
       Time deposits (3) .........................          25,716        47,544    120,418      193,678      61,787        255,465
    Funds purchased ..............................          42,703             -          -       42,703           -         42,703
    Short-term borrowings (4) ....................          36,425             -          -       36,425           -         36,425
    Long-term debt ...............................               1             4         15           20         293            313
                                                         ---------     ---------  ---------    ---------    --------      ---------
       Total interest-bearing liabilities ........         392,960        47,548    120,433      560,941      62,080        623,021
                                                         ---------     ---------  ---------    ---------    --------      ----------

Period gap .......................................       $(113,779)    $  (6,942) $ (30,054)   $(150,775)   $247,463
                                                         =========     =========  =========    =========    ========
Cumulative gap ...................................       $(113,779)    $(120,721) $(150,775)   $(150,775)   $ 96,688       $ 96,688
                                                         =========     =========  =========    =========    ========       ========
Ratio of cumulative gap to total
  earning assets .................................          (15.81)%      (16.77)%   (20.95)%     (20.95)%     13.43%



- ----------------------------
(1)  Excludes nonaccrual loans of $1,528,000.
(2)  Excludes investment equity securities of $3,689,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing
(4)  Includes treasury, tax and loan account of $4,275,000.

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




LIQUIDITY AND CAPITAL ADEQUACY

The Company's net loan to deposit ratio increased to 85.4% at June 30, 1996, compared to 82.6% at year end 1995. The Company's liquid assets as a percentage of total deposits were 9.40% at June 30, 1996, compared to 13.3% at year-end 1995. At June 30, 1996, the Company had unused federal funds lines of approximately $64.5 million, unused lines at the Federal Home Loan Bank of $47.2 million and an unused credit line at an independent bank of $3.85
million.   Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments and available funds lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements.

The Company's stockholders' equity increased by $3.0 million to $58.6 million at June 30, 1996 from December 31, 1995. This increase was attributable to:

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $4,138,000
Increase in unrealized losses on securities available for sale, net
of deferred income tax benefits . . . . . . . . . . . . . . . . . . . . . .     (553,000)
Cash dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . .     (617,000)
Decrease in unearned restricted stock . . . . . . . . . . . . . . . . . . .       46,000
                                                                              ----------
      Net increase  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,014,000
                                                                              ==========

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of the Company and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at June 30, 1996. Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Company and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of the Company and each subsidiary bank at June 30, 1996:

                                                                 TIER 1 RISK     TOTAL RISK       TIER 1
                                                                    BASED          BASED         LEVERAGE
                                                                    -----          -----         --------
Alabama National BanCorporation                                      9.30%          10.55%          6.61%

Subsidiary Banks:
National Bank of Commerce....................................       11.54           12.79           7.96
Alabama Exchange Bank........................................       13.23           14.48           9.58
Bank of Dadeville............................................       12.84           13.99           9.74
First National Bank of Ashland...............................       11.89           13.02           7.92
Gulf Bank....................................................       11.85           13.10          10.32
Citizens Bank of Talladega...................................       14.20           15.45           8.95
St. Clair Federal Savings Bank...............................       10.87           12.12           7.55
Required minimums............................................        4.00           8.00            4.00

                           Part II Other Information

          Item 4 - Submission of Matters to a Vote of Security-Holders

ANB held its 1996 Annual Meeting on June 6, 1996. At the meeting, the stockholders of ANB were asked to vote on the four matters, each of which was described in the Proxy Statement accompanying the Notice of the Meeting and filed with the Securities and Exchange Commission in accordance with Rule 14a-6. The matters voted on at the meeting and the results of the voting are described below.

         1. Vote on Proposed amendments to the Certificate of Incorporation of ANB to eliminate the classification of the Board of Directors and to eliminate the requirement for a super majority vote for the removal of a director and the approval of certain amendments to ANB's Certificate of Incorporation and By Laws.

               FOR                        AGAINST                       ABSTAIN                 BROKER NON-VOTES
               ---                        -------                       -------                 ----------------
            4,474,527                      14,020                        1,960                       907,733

         2. Election of 13 directors to serve on the ANB Board of Directors until the next annual meeting.

                                                           FOR                         WITHOLD AUTHORITY
                                                           ---                         -----------------
          James R. Andrews, M.D.                        5,393,430                             4,810
          T. Morris Hackney                             5,392,923                             5,317
          John H. Holcomb III                           5,393,930                             4,310
          John D. Johns                                 5,393,680                             4,560
          C. Phillip McWane                             5,392,923                             5,317
          Drayton Nabers, Jr.                           5,393,930                             4,310
          Victor E. Nichol, Jr.                         5,393,430                             4,810
          G. Ruffner Page, Jr.                          5,392,930                             5,310
          W. Stancil Starnes                            5,383,630                            14,610
          William V. Muse, Ph.D.                        5,312,600                            85,640
          Frank W. Whitehead, CPA                       5,320,980                            77,260
          James Mailon Kent, Jr.                        5,391,930                             6,310
          Ronald W. Orso, M.D.                          5,393,930                             4,310


         3. Approval of the Adoption of the Alabama National BanCorporation Performance Share Plan:

               FOR                        AGAINST                       ABSTAIN                 BROKER NON-VOTES
               ---                        -------                       -------                 ----------------
            4,419,414                      67,840                        3,253                       907,733

         4. Approval of the Adoption of the Alabama National BanCorporation Deferred Compensation Plan for Directors who are not employees of
             ANB:


               FOR                        AGAINST                       ABSTAIN                 BROKER NON-VOTES
               ---                        -------                       -------                 ----------------
            4,432,851                      48,653                        9,003                       907,733


                   Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits: There is one exhibit required to be filed for the quarter to which this report applies.

         27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

The Company filed one report on Form 8-K for an event occurring April 25, 1996 reporting a change in independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ALABAMA NATIONAL BANCORPORATION


DATE:   August 5, 1996    /s/John H. Holcomb, III
        --------------    -----------------------
                          John H. Holcomb, III, its Chairman and Chief Executive Officer




DATE:   August 5 1996     /s/Frank W. Whitehead
        -------------     ---------------------
                          Frank W. Whitehead, its Executive Vice President, Treasurer
                          and Chief Financial Officer
