Form 10-Q
period 1996-09-30
ALABAMA NATIONAL BANCORPORATION
filed 1996-11-14
CIK 926966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File No. 0-25160

                        ALABAMA NATIONAL BANCORPORATION
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

                                      NONE
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at September 30, 1996
           -----                            ---------------------------------
Common Stock, $1.00 Par Value                           6,515,418

                                    INDEX

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION                                                                 PAGE


Item 1.   Financial Statements (Unaudited)

          Consolidated statements of condition
          September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated statements of income
          Three month periods ended September 30, 1996 and 1995;
          Nine month periods ended September 30, 1996 and 1995 . .  . . . . . . . . . . . . . .  4

          Consolidated statements of cash flows
          Nine month periods ended September 30, 1996 and 1995  . .  . . . . . . . . . . . . . . 8

          Notes to the unaudited consolidated financial statements
          September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25


PART I - FINANCIAL INFORMATION

                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARES)


                                                                              September 30, 1996          December 31, 1995
                                                                              ------------------           -----------------
ASSETS
  Cash and due from banks ....................................................      $   38,726                    $ 39,202
  Interest-bearing deposits in other banks ...................................             239                      11,168
  Investment securities (estimated market values of $75,183 and $61,618) .....          75,815                      61,594
  Securities available for sale ..............................................          75,579                      92,270
  Trading securities .........................................................           1,866                       4,402
  Federal funds sold and securities purchased under agreements to resell .....          21,864                      37,820
  Loans ......................................................................         590,590                     555,252
  Unearned income ............................................................          (1,883)                     (2,133)
                                                                                    ----------                    --------
  Loans, net of unearned income ..............................................         588,707                     553,119
  Allowance for loan losses ..................................................          (9,245)                     (8,909)
                                                                                    ----------                    --------
  Net loans ..................................................................         579,462                     544,210
  Property, equipment and leasehold improvements, net ........................          20,567                      20,163
  Intangible assets ..........................................................           7,389                       7,595
  Other assets ...............................................................          19,684                      21,299
                                                                                    ----------                    --------
  Totals .....................................................................      $  841,191                    $839,723
                                                                                    ==========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
      Noninterest bearing ....................................................      $  119,375                    $112,382
      Interest bearing .......................................................         548,850                     564,154
                                                                                    ----------                    --------
  Total deposits .............................................................         668,225                     676,536
  Federal funds purchased and securities sold under agreements to repurchase .          51,296                      58,921
  Treasury tax and loan account ..............................................           6,243                       2,441
  Short-term borrowings ......................................................          41,434                      21,280
  Accrued expenses and other liabilities .....................................          10,288                      21,535
  Long-term debt .............................................................             307                         821
                                                                                    ----------                    --------
  Total liabilities ..........................................................         777,793                     781,534
                                                                                    ----------                    --------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par; authorized 10,000,000 shares;
       issued 6,881,968 and 6,871,968 shares .................................           6,882                       6,872
  Additional paid-in capital .................................................          53,438                      53,401
  Retained earnings ..........................................................           8,889                       3,119
  Treasury stock, 366,550 shares at cost .....................................          (5,023)                     (5,023)
  Unearned restricted stock ..................................................            (208)                       (278)
  Unrealized gain (loss) on available for sale securities, net of taxes ......            (580)                         98
                                                                                    ----------                    --------
  Total stockholders' equity .................................................          63,398                      58,189
                                                                                    ----------                    --------
  Totals .....................................................................      $  841,191                    $839,723
                                                                                    ==========                    ========


See accompanying notes to unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   For the three months
                                                                                   ended September 30,
                                                                                   --------------------
                                                                                   1996          1995
                                                                                   ----          ----
INTEREST INCOME:
   Interest and fees on loans ........................................             $13,456        $7,683
   Interest on securities ............................................               2,430         1,540
   Interest on deposits in other banks ...............................                  15             -
   Interest on trading securities ....................................                  30            42
   Interest on federal funds sold and securities purchased under
      agreements to resell ...........................................                 215           574
                                                                                   -------        ------
Total interest income ................................................              16,146         9,839
INTEREST EXPENSE:
    Interest on deposits .............................................               6,034         4,324
    Interest on federal funds purchased and securities sold under
      agreements to resell ...........................................                 711           510
    Interest on long and short-term borrowings .......................                 605           251
                                                                                   -------        ------
Total interest expense ...............................................               7,350         5,085
                                                                                   -------        ------
Net interest income ..................................................               8,796         4,754
Provision for loan losses ............................................                   -           202
                                                                                   -------        ------
Net interest income after provision for loan losses ..................               8,796         4,552

NONINTEREST INCOME:
    Securities gains .................................................                   7             -
    Gain on sale of assets ...........................................                  20             -
    Service charges on deposit accounts ..............................                 935           428
    Investment services ..............................................               1,801         1,312
    Trust department income ..........................................                 395           315
    Other ............................................................                 705           213
                                                                                   -------        ------
Total noninterest income .............................................               3,863         2,268

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 For the three months
                                                                 ended September 30,
                                                                 -------------------
                                                                 1996          1995
                                                                 ----          ----
NONINTEREST EXPENSE:
  Salaries and employee benefits .........................        4,819           3,126
  Occupancy and equipment expenses .......................        1,156             799
  Other ..................................................        3,198           1,573
                                                                 ------        --------
Total noninterest expense ................................        9,173           5,498
                                                                 ------        --------
Income before provision for income taxes and
minority interest in earnings of consolidated
subsidiaries .............................................        3,486           1,322
Provision for income taxes ...............................          897             132
Income before minority interest in earnings of                   ------        --------
consolidated subsidiaries ................................        2,589           1,190

Minority interest in earnings of consolidated
 subsidiaries ............................................            4             171
                                                                 ------        --------
Net income ...............................................        2,585           1,019
Less cash dividends on preferred stock ...................            4             600
                                                                 ------        --------
Net income available for common shares ...................       $2,581        $    419
                                                                 ======        ========

Net income per common share ..............................       $ 0.39        $   0.15
                                                                 ======        ========
Weighted average common and common equivalent
   shares outstanding ....................................        6,679           2,874
                                                                 ======        ========





See accompanying notes to unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              For the nine months
                                                                              ended September 30,
                                                                              -------------------
                                                                              1996          1995
                                                                              ----          ----
INTEREST INCOME:
    Interest and fees on loans .........................................      $39,487       $21,966
   Interest on securities ..............................................        7,355         4,482
   Interest on deposits in other banks .................................          203             -
   Interest on trading securities ......................................          154            42
   Interest on federal funds sold and securities purchased under
      agreements to resell .............................................        1,274         1,039
                                                                              -------       -------
Total interest income ..................................................       48,473        27,529
INTEREST EXPENSE:
    Interest on deposits ...............................................       18,534        11,858
    Interest on federal funds purchased and securities sold under
      agreements to resell .............................................        2,530         1,242
    Interest on long and short-term borrowings .........................        1,620           703
                                                                              -------       -------
Total interest expense .................................................       22,684        13,803
                                                                              -------       -------
Net interest income ....................................................       25,789        13,726
Provision for loan losses ..............................................          209           210
                                                                              -------       -------
Net interest income after provision for loan losses ....................       25,580        13,516

NONINTEREST INCOME:
    Securities gains ...................................................           41             -
    Gain on sale of assets and deposits ................................          343             -
    Service charges on deposit accounts ................................        2,780         1,258
    Investment services ................................................        5,942         1,967
    Trust department income ............................................        1,105           891
    Other ..............................................................        1,771           560
                                                                              -------       -------
Total noninterest income ...............................................       11,982         4,676


              ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               For the nine months
                                                               ended September 30,
                                                              --------------------
                                                               1996          1995
                                                               ----          ----
NONINTEREST EXPENSE:
  Salaries and employee benefits .......................       15,867         7,551
  Occupancy and equipment expenses .....................        3,325         1,988
  Other ................................................        8,126         4,003
                                                               ------        ------
Total noninterest expense ..............................       27,318        13,542
                                                               ------        ------
Income before provision for income taxes and
minority interest in earnings of consolidated
subsidiaries ...........................................       10,244         4,650
Provision for income taxes .............................        3,288           333
Income before minority interest in earnings of                 ------        ------
consolidated subsidiaries ..............................        6,956         4,317

Minority interest in earnings of consolidated
 subsidiaries ..........................................           14           613
                                                               ------        ------
Net income .............................................        6,942         3,704
Less cash dividends on preferred stock .................            4           679
                                                               ------        ------
Net income available for common shares .................       $6,938        $3,025
                                                               ======        ======
Net income per common share ............................       $ 1.04        $ 1.05
Weighted average common and common equivalent                  ======        ======
   shares outstanding ..................................        6,675         2,874
                                                               ======        ======















See accompanying notes to unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             For the nine months
                                                                             ended September 30,
                                                                             -------------------
                                                                            1996             1995
                                                                            ----             ----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . . . . .   $    202        $    (523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities  . . . . . . . . . . . . . . . . . .    (23,857)          (4,920)
Proceeds from maturities of investment securities . . . . . . . . . . .      9,569            4,618
Purchases of securities available for sale  . . . . . . . . . . . . . .    (34,832)          (2,227)
Proceeds from sale of securities available for sale . . . . . . . . . .      1,816                -
Proceeds from maturities of securities available for sale . . . . . . .     49,452                -
Net decrease in interest-bearing deposits in other banks  . . . . . . .     10,929                -
Net (increase) decrease in federal funds sold and securities purchased
     under agreements to resell . . . . . . . . . . . . . . . . . . . .     16,136          (28,893)
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . . . .    (35,588)         (14,844)
Purchases of property, equipment and leasehold improvements   . . . . .     (1,916)            (995)
Proceeds from sale of property, equipment and leasehold improvements  .        381                -
Proceeds from sale of life insurance policy . . . . . . . . . . . . . .        250                -
Bank acquisition, net of cash acquired  . . . . . . . . . .                     -             3,113
Proceeds from sale of banking offices, net of cash paid   . . . . . . .        274                -
Proceeds from sale of other real estate owned . . . . . . . . . . . . .        327            1,118
                                                                          --------        ---------
Net cash used in investing activities . . . . . . . . . . . . . . . . .     (7,059)         (43,030)
                                                                          --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits  . . . . . . . . . . . . . . . . . . . . . . .        189           31,854
Sale of deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,500)               -
Increase (decrease) in federal funds purchased, securities sold under
     agreements to repurchase, and treasury, tax and loan account . . .     (3,823)          14,831
Net increase in short-term and long-term borrowings . . . . . . . . . .     19,640            3,557
Sale of common stock  . . . . . . . . . . . . . . . . . . . . . . . . .        100                -
Dividends on common stock . . . . . . . . . . . . . . . . . . . . . . .     (1,168)               -
Dividends on preferred stock  . . . . . . . . . . . . . . . . . . . . .         (4)            (679)
Dividends paid to minority stockholders   . . . . . . . . . . . . . . .          -             (172)
Retirement of preferred stock . . . . . . . . . . . . . . . . . . . . .        (53)          (3,580)
                                                                           --------       ---------
Net cash provided by financing activities . . . . . . . . . . . . . . .
                                                                             6,381           45,811
                                                                          --------        ---------
Increase (decrease) in cash and cash equivalents. . . . . . . . . . . .       (476)           2,258
Cash and cash equivalents, beginning of period  . . . . . . . . . . . .     39,202           20,427
                                                                          --------        ---------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . .   $ 38,726        $  22,685
                                                                          ========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . .   $ 23,209        $  13,513
                                                                          ========        =========
Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . .   $  3,669        $     752
                                                                          ========        =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Acquisition of collateral in satisfaction of a loan . . . . . . . . . .   $    275        $   1,238
                                                                          ========        =========

Adjustment to market value of other real estate owned . . . . . . . . .   $    (16)       $      50
                                                                          ========        =========

Adjustment to market value of securities available for sale,
      net of deferred income taxes  . . . . . . . . . . . . . . . . . .   $   (678)       $   1,319
                                                                          ========        =========


See accompanying notes to unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K, Annual Report under the Securities Exchange Act of 1934, for the year ended December 31, 1995.


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

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE D-MERGERS AND ACQUISITIONS

On December 29, 1995, Alabama National BanCorporation ("ANB") merged ("the Merger") with National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") (collectively the "Company"). The Merger was accomplished by converting each share of NCC stock into 348.14 shares of ANB stock and each share of CBS stock into 7.0435 shares of ANB stock for a total of 3,106,981 shares (or 50.1%) of the Company stock. The Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company presented for the three months and the nine months ended September 30, 1995 are actually only the consolidated financial statements of NCC and differ from the consolidated financial statements of ANB as previously reported. The operations of ANB are included in the financial statements from the date of the Merger. The historical stockholders' equity of NCC prior to the Merger is retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in par value of ANB's and NCC stock by an offset to paid-in capital.

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
                                                                                          =========

The following pro forma consolidated results of operations for the three and the nine months ended September 30, 1995, are presented as if the Merger had occurred on January 1, 1995.

                                                                              For the three         For the nine
                                                                              months ended          months ended
                                                                              ------------          ------------
                                                                                       September 30, 1995
                                                                              ----------------------------------
                                                                             (In thousands, except per share data)
Net interest income                                                               $8,099               $23,692
Provision for loan losses                                                            415                   544
Noninterest income                                                                 2,958                 6,852
Noninterest expense                                                                7,956                21,458
Provision for income taxes                                                           476                 1,444
Net income                                                                         2,210                 7,098

Earnings per common and common equivalent share                                     $.33                 $1.07


                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE D-MERGERS AND ACQUISITIONS (CONTINUED)

Historical financial information of Alabama National BanCorporation and its subsidiaries prior to the Merger described above is as follows:

                                                                       December 29, 1995    September 30, 1995
                                                                       -----------------    ------------------
                                                                                   (In thousands)
Statement of Condition Data
---------------------------
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . .       $19,877               $33,414
Securities available for sale . . . . . . . . . . . . . . . . . . . . .        27,821                19,015
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       202,762               196,051
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       298,683               294,894
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       253,611               261,820
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .        26,994                33,078



                                                                         For the nine             For the nine
                                                                         months ended             months ended
                                                                         ------------             ------------
                                                                                  September 30, 1995
                                                                                  ------------------
                                                                                    (In thousands)
Statement of Income Data
------------------------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,594                $10,712
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .          213                    334
Noninterest income  . . . . . . . . . . . . . . . . . . . . . . . . . .          693                  2,185
Noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . .        2,426                  7,820
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,202                  3,327
Net income per common share . . . . . . . . . . . . . . . . . . . . . .       $  .35                $   .96


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
                                                                                           ========

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE D - MERGERS AND ACQUISITIONS (CONTINUED)

On September 30, 1996, FirstBank Holding Company, Inc. ("FIRSTBANC"), a one bank holding company headquartered in Robertsdale, Alabama, was merged into the Company. The Company acquired all of the outstanding common stock of FIRSTBANC in exchange for 305,000 shares of the Company's common stock. At the merger date, FIRSTBANC had approximately $36 million in total assets, year-to-date net interest income of approximately $1.2 million and year-to-date net income of approximately $325,000.

The consolidated financial statements of the Company give effect to the FIRSTBANC merger, which was accounted for as a pooling-of-interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

The Company's consolidated financial data for the three months and nine months ended September 30, 1995 have been restated as follows:

                                                                  As                            As
                                                              Previously                     Currently
                                                               Reported         FIRSTBANC     Reported
                                                               --------         ---------     --------
Three Months Ended September 30, 1995:
   Net interest income                                           $4,373             $381       $4,754
   Provision for loan losses                                        200                2          202
   Net income                                                       907              112        1,019

Nine Months Ended September 30, 1995:
   Net interest income                                          $12,592           $1,134      $13,726
   Provision for loan losses                                        200               10          210
   Net income                                                     3,400              304        3,704


                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following is a discussion and analysis of the consolidated financial condition of the Company at September 30, 1996, and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995. On December 29, 1995, Alabama National BanCorporation ("ANB") merged ("the Merger") with National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") (collectively the "Company"). The Merger was accomplished, among other things, by converting each share of NCC stock into
348.14 shares of ANB stock and each share of CBS stock into 7.0435 shares of ANB stock for a total of 3,106,981 shares (or 50.1%) of the Company stock. The Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company presented for the three and nine month periods ended September 30, 1995, are the consolidated financial statements of NCC and differ from the consolidated financial statements of ANB previously reported. The results of operations of ANB are included in the financial statements from the date of the Merger. (See Note D to the Company's unaudited consolidated financial statements.)

On September 30, 1996, FirstBanc Holding Company, Inc. ("FIRSTBANC") was merged into the Company with each share of FIRSTBANC stock being converted into
7.12917 shares of ANB stock. The FIRSTBANC merger was accounted for as a pooling- of-interests. Accordingly, financial statements for all periods have been restated to reflect the results of operations of the combined companies from the earliest period presented, except for dividends per share. (See Note D to the Company's unaudited consolidated financial statements.)

This information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PERFORMANCE OVERVIEW

The Company's net income was $2.585 million for the third quarter of 1996 (the "1996 Quarter") compared to $1.019 million for the third quarter of 1995 (the "1995 quarter"). Net income for the nine month period ended September 30, 1996 (the "1996 nine months") was $6.942 million compared to $3.704 million for the nine months ended September 30, 1995 (the "1995 nine months"). Net income per common share for the 1996 and 1995 quarters was $.39 and $.15, respectively. For the 1996 nine months, net income per common share was $1.04 compared to $1.05 for the 1995 nine months. The Company has approximately 3.8 million more common shares outstanding for the 1996 quarter and nine months as a result of the Merger.

During the 1996 quarter, the Company absorbed an after tax charge of approximately $420,000 ($.06 per common share) as the result of final Savings Association Insurance Fund ("SAIF") legislation enacted on September 30, 1996. The Company realized $126,000 ($.02 per common share) in income in the 1996 quarter from resolution of a matter involving a letter of credit.

The principal reason for the increase in net income for the 1996 quarter and the 1996 nine months is the Merger. The improvement in 1996 net earnings through September 30 is attributable to an increased interest margin and increased noninterest income, a reduced minority interest in the earnings of consolidated subsidiaries, less increased noninterest expenses and income taxes.

The return on average assets for the Company was 1.12% for the 1996 nine months compared to 1.09% for the 1995 nine months. The return on average stockholders' equity decreased for the 1996 nine months to 15.01%, as compared to 17.97% for the 1995 nine months. Book value per share at September 30, 1996 was $9.73, an increase of $.79 from year end 1995. Tangible book value per share at September 30, 1996 was $8.60, an increase of $.83 from year end 1995. The Company declared $.19 in cash dividends on common shares in the 1996 nine months.

NET INCOME

The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. As a result of the Merger, average earning assets for the 1996 nine months increased by approximately $286.0 million and average interest- bearing liabilities increased by approximately $255.2 million. The Company's net interest income benefited from the faster growth of average earning assets than average interest-bearing liabilities. The average taxable equivalent rates earned on assets were 8.59% for the 1996 nine months, compared to 8.65% for the 1995 nine months. The average rates paid on interest-bearing liabilities were 4.67% for the 1996 nine months compared to 5.09% for the 1995 nine months. The net interest margin for the 1996 nine months was 4.52% compared to 4.29% for the 1995 nine months.

The following table depicts, on a taxable equivalent basis for the 1996 and 1995 nine months, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------------------------------
                                                                        1996                                 1995
                                                      -------------------------------------      ---------------------------------
                                                      AVERAGE         INCOME/       YIELD/       AVERAGE     INCOME/       YIELD/
ASSETS:                                               BALANCE         EXPENSE       RATE         BALANCE     EXPENSE       RATE
                                                      -------         -------       ----         -------     -------       ----
Earning assets:
  Loans (1) (3) .................................     $563,306        $39,617       9.38%        $312,152     21,966       9.38%
  Securities:
   Taxable ......................................      139,544          6,640       6.34           87,764      4,509       6.85
   Tax exempt ...................................       17,732          1,083       8.14            2,422        135       7.43
  Cash balances in other banks ..................        5,159            203       5.25                0          0         (-)
  Funds sold ....................................       31,168          1,274       5.45           23,444      1,039       5.91
  Trading account securities ....................        3,182            154       6.45              897         42       6.24
                                                      --------        -------                    --------    -------
      Total earning assets (2) ..................      760,091         48,971       8.59          426,679     27,691       8.65
                                                      --------        -------                    --------    -------
Cash and due from banks .........................       29,545                                     17,520
Premises and equipment ..........................       29,367                                      7,659
Other assets ....................................       15,079                                      7,368
Allowance for loan losses .......................       (9,249)                                    (5,131)
                                                      --------                                   --------
       Total assets .............................     $824,833                                   $454,095
                                                      ========                                   ========
LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts .........      $81,073          1,693       2.78          $36,397        819       3.00
  Savings and money market deposits .............      199,462          5,423       3.63          127,274      4,163       4.36
  Time deposits .................................      270,342         11,418       5.63          155,092      6,861       5.90
  Funds purchased ...............................       64,476          2,530       5.23           29,625      1,242       5.59
  Other short-term borrowings ...................       32,201          1,567       6.49           12,586        655       6.94
  Long-term debt ................................          777             53       9.09              908         63       9.25
                                                      --------        -------       ----         --------    -------       ----
       Total interest-bearing liabilities .......      648,331         22,684       4.67          361,882     13,803       5.09
                                                      --------        -------       ----         --------    -------       ----
Demand deposits .................................      103,528                                     56,101
Accrued interest and other liabilities ..........       11,288                                      8,633
Stockholders' equity ............................       61,686                                     27,479
                                                      --------                                   --------
    Total liabilities and stockholders' equity ..     $824,833                                   $454,095
                                                      ========                                   ========
Net interest spread .............................                                   3.92%                                  3.56%
                                                                                    ====                                   ====
Net interest income/margin on
  a taxable equivalent basis ....................                      26,287       4.61%                     13,888       4.34%
                                                                                    ====                                   ====
Tax equivalent adjustment (2)....................                         498                                    162
                                                                      -------                                -------
Net interest income/margin ......................                     $25,789       4.52%                    $13,726       4.29%
                                                                      =======       ====                     =======       ====

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on an assumed tax rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,197,000 and $573,000 are included in interest and fees on loans for the nine months ended September 30, 1996 and 1995, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income from the 1996 nine months compared to the 1995 nine months. For the purposes of this table, changes which are not soley attributable to volume or rate are allocated to volume and rate on a pro rata basis.


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                 SEPTEMBER 30,
                                                      ------------------------------------
                                                            1996 COMPARED TO 1995
                                                               VARIANCE DUE TO
                                                      ------------------------------------
                                                      VOLUME          YIELD/RATE    TOTAL
                                                      -----------     ----------    ------
EARNING ASSETS:
Loans ............................................    $17,651        $    -         $17,651
Securities:
  Taxable ........................................      2,489          (358)          2,131
  Tax exempt .....................................        934            14             948
Cash balances in other banks .....................        203             -             203
Funds sold .......................................        321           (86)            235
Trading account securities .......................        111             1             112
                                                      -------        ------         -------
     Total interest income .......................     21,709          (429)         21,280

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts ............        938           (64)            874
Savings and money market deposits ................      2,049          (789)          1,260
Time deposits ....................................      4,884          (327)          4,557
Funds purchased ..................................      1,373           (85)          1,288
Other short-term borrowings ......................        957           (45)            912
Long-term debt ...................................         (9)           (1)            (10)
                                                      -------        ------         -------
     Total interest expense ......................     10,192        (1,311)          8,881
                                                      -------        ------         -------
     Net interest income on  a taxable
       equivalent basis ..........................    $11,517        $  882          12,399
                                                      =======        ======
Taxable equivalent adjustment ....................                                     (336)
                                                                                    -------
Net interest income ..............................                                  $12,063
                                                                                    =======


Net revenue from earning assets during the 1996 nine months increased $12.1 million or 87.9%, over the corresponding period in 1995. Approximately 93% of this increase came from volume.

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. No provision was made for the 1996 quarter, compared to a $202,000 provision during the 1995 quarter. Recoveries exceeded charge-offs by $159,000 for the 1996 quarter compared to net charge-offs of $189,000 for the same period of 1995. The provision for loan losses was $209,000 for the 1996 nine months, compared to $210,000 for the 1995 nine months. Recoveries exceeded charge-offs by $127,000 for the 1996 nine months, compared to net charge-offs of $221,000 for the 1995 nine months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income was 1.57% at September 30, 1996, compared to 1.61% at December 31, 1995. Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Noninterest income for the 1996 quarter was $3.9 million, compared to $2.3 million for the 1995 quarter. For the 1996 nine months noninterest income increased to $12.0 million, compared to $4.7 million for the 1995 nine months. Gain on the sale of assets and deposits of $343,000 during the 1996 nine months resulted from the sale of a branch and the deposits at that branch of $274,000, the sale of other real estate of $28,000 and the sale of loans and miscellaneous assets of $41,000. Service charges on deposits for the 1996 quarter were $935,000, compared with $428,000 for the 1995 quarter. For the 1996 nine months, service charges were $2.8 million, compared with $1.3 million for the 1995 nine months. For both 1996 periods, substantially all of the increase came from the banks acquired in the Merger. Continued increased activity in the investment services division resulted in a $489,000 increase in the 1996 quarter over the same period in 1995 and a $4.0 million increase in the 1996 nine months, when compared to the 1995 nine months. Management anticipates this increased activity to continue, but is unable to predict the impact on the future results of operations. A slowdown was experienced in the 1996 quarter. Trust fees increased $80,000 in the 1996 quarter compared to the 1995 quarter and increased $214,000 for the 1996 nine months, when compared with the 1995 nine months. Other noninterest income increased $492,000 in the 1996 quarter when compared to the 1995 quarter and increased $1.2 million for the 1996 nine months when compared with the 1995 nine months. $258,000 of this increase in the 1996 quarter and $523,000 of this increase in the 1996 nine months came from banks acquired in the Merger. Miscellaneous charges by NBC Securities, Inc., a subsidiary of the Company, accounted for $283,000 of the increase for the 1996 quarter and $469,000 of the increase for the 1996 nine months. The 1996 nine months includes an $80,000 recovery from a settlement with a third-party financial institution.

Noninterest expense was $9.2 million for the 1996 quarter, compared to $5.5 million for the 1995 quarter. For the 1996 nine months, noninterest expense was $27.3 million, a $13.8 million increase over the 1995 nine months.
Salaries and employee benefits increased to $4.8 million for the 1996 quarter, compared to $3.1 million for the 1995 quarter. For the 1996 nine months, salaries and employee benefits increased to $15.9 million from $7.6 million in the 1995 nine months. The increase in the 1996 quarter were principally the result of $1.3 million in salaries and employee benefits of the banks acquired in the Merger and increased salaries and employee benefits of the investment services division of approximately $418,000. The increase in salaries and employee benefits for the 1996 nine months were principally the result of $5.2 million in salaries and employee benefits of the banks acquired in the Merger, including $947,000 in charges connected with the settlement of employment contracts of the former chairman and CEO of the Company and one of the subsidiary bank presidents, and increased salaries and employee benefits of the investment services division of $2.8 million. Occupancy and equipment expense increased to $1.2 million in the 1996 quarter, compared to $799,000 in the 1995 quarter. Approximately $444,000 of this increase came from the banks acquired in the Merger. For the 1996 nine months, occupancy and equipment expenses increased to $3.3 million compared to $2.0 million for the same period on 1995. Substantially all of this increase came from banks acquired in the Merger. Other noninterest expense increased to $3.2 million in the 1996 quarter, compared to $1.6 million in the 1995 quarter. Approximately $1.8 million of this increase, including the SAIF assessment of $677,000, came from banks acquired in the Merger. Other noninterest expense increased to $8.1million in the 1996 nine months, compared to $4.0 million in the 1995 nine months. Substantially all of this increase came from the banks acquired in the Merger (including the SAIF assessment and a $375,000 charge for the settlement of the employee contracts with the former chairman and CEO of the Company.

Income tax expense was $897,000 for the 1996 quarter compared to $132,000 for the 1995 quarter. For the 1996 nine months, income tax expense was $3.3 million, compared to $333,000 for the 1995 nine months. The principal reason for these increases was NCC's utilization of its loss carryforwards and credit carry forwards in the year ended December 31, 1995. The effective tax rates the 1996 quarter and the 1996 nine months were 25.7% and 32.1%, respectively.

EARNING ASSETS

Loans comprised the largest single category of the Company's earning assets on September 30, 1996. Loans, net of unearned income were $588.7 million or 70.0% of total assets at September 30, 1996, compared to $553.1 million or 65.9% at December 31, 1995. Loans grew $35.6 million or 6.4% during the 1996 nine months.

Investment securities increased $14.2 million for the 1996 nine months. Purchases of investment securities totaled $23.9 million and maturities and calls of investment securities totaled $9.7 million.

Securities available for sale decreased $16.7 million in the 1996 nine months. Purchases of available for sale securities totaled $34.8 million and sales, maturities and calls of available for sale securities totaled $51.3 million.

Overall investment securities and securities available for sale decreased $2.5 million during the 1996 nine months. Trading accounts securities decreased $2.5 million during the 1996 nine months. The trading account securities are securities owned by the Company prior to delivery to the Company's customers. It is the policy of the Company to limit positions in such securities to reduce its exposure to market and interest rate changes . Federal funds sold and securities purchased under agreements to resell totaled $21.9 million at September 30, 1996 compared to $37.9 million at December 31, 1995, a decrease of $16.0 million. Interest-bearing deposits in other banks at September 30, 1996 were $239,000 compared to $11.2 million at December 31, 1995. Approximately $8.5 million of this reduction in interest- bearing deposits at other banks was used to fund the sale of deposits by a subsidiary bank.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits decreased $8.3 million from year-end 1995, to $668.2 million at September 30, 1996. One of the subsidiary banks sold a branch and its deposits, which totaled $8.5 million. Additionally, one customer used escrow funds at another subsidiary bank totaling $9.4 million. Excluding these two transactions, deposits grew approximately $9.6 million.

Federal funds purchased and securities sold under agreements to repurchase totaled $51.3 million at September 30, 1996 an decrease of $7.6 million from December 31, 1995. The Treasury tax and loan account increased to $6.2 million at September 30, 1996, compared with $2.4 million at December 31, 1995. Short-term borrowings at September 30, 1996 totaled $41.4 million and consisted of $18.4 million in borrowings by the Company from an independent bank and $23.0 million in borrowings by subsidiary banks from the Federal Home Loan Bank.

The Company's only long-term debt at September 30, 1996 was capital lease obligations which decreased $17,000 during the 1996 nine months.

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

At September 30, 1996, nonperforming assets totaled $3.2 million, an increase of $272,000 from December 31, 1995. Nonperforming assets as a percentage of loans plus other real estate was .55% at September 30, 1996 compared to .53% at December 31,1995.


                              NONPERFORMING ASSETS
                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                    1996          1995
                                                               -------------  ------------
Nonaccrual loans ........................................       $   1,936     $   1,245
Restructured loans ......................................             896           949
Loans past due 90 days or more and still accruing .......               -           126
                                                                ---------     ---------
     Total nonperforming loans ..........................           2,832         2,320
Other real estate owned .................................             385           625
                                                                ---------     ---------
     Total nonperforming assets .........................       $   3,217     $   2,945
                                                                =========     =========

Nonperforming assets to period-end loans and
      foreclosed real estate ............................             .55%          .53%
Allowance for loan losses to period-end
     nonperforming assets ...............................          287.38        302.51

Net recoveries to average loans (1) .....................             .03           .04

----------------------
(1) Annualized for the nine months ended September 30, 1996.

Net recoveries for the 1996 nine months totaled $127,000. The allowance for loan losses as a percentage of total loans was 1.57% at September 30,1996 compared to 1.61% on December 31,1995.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (AMOUNTS IN THOUSANDS)

Allowance for loan losses at December 31,1995 . . . . . . . . . . . . . . . . . . . . .    $  8,909

Charge-offs:
         Commercial, financial and agricultural . . . . . . . . . . . . . . . . . . . .         548
         Real estate mortgage . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          75
         Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         403
                                                                                           --------
              Total charge-offs . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,026
Recoveries:
         Commercial, financial and agricultural . . . . . . . . . . . . . . . . . . . .         923
         Real estate mortgage . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          91
         Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         139
                                                                                           --------
              Total recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,153
                                                                                           --------
               Net recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         127
Provision charged to income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         209
                                                                                           --------
Allowance for loan losses at September 30, 1996 . . . . . . . . . . . . . . . . . . . .    $  9,245
                                                                                           ========

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 1996 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates the Company's interest rate sensitivity at September 30, 1996, assuming relevant assets and liabilities are collected and paid, respectively, in accordance with their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)

                                                                   SEPTEMBER 30, 1996
                                          -----------------------------------------------------------------------------
                                                        AFTER ONE    AFTER THREE
                                                         THROUGH       THROUGH                   GREATER
                                          WITHIN ONE      THREE        TWELVE    WITHIN ONE       THAN
                                            MONTH         MONTHS       MONTHS       YEAR        ONE YEAR        TOTAL
                                          -----------------------------------------------------------------------------
 ASSETS:
 Earning assets:

    Loans(1) ...........................   $ 206,812    $  82,422    $ 103,160    $ 392,394      $ 194,377    $ 586,771
    Securities(2) ......................       4,012        1,526        7,555       13,093        138,117      151,210
    Interest-bearing deposits in
      other banks ......................         239            -            -          239              -          239
    Funds sold .........................      21,864            -            -       21,864              -       21,864
                                           ---------    ---------    ---------    ---------       --------    ---------
         Total interest-earning assets..     232,927       83,948      110,715      427,590        332,494      760,084

 LIABILITIES:
 Interest-bearing liabilities:
    Interest-bearing deposits:
        Demand deposits ................      80,834            -            -       80,834              -       80,834
        Savings deposits ...............     190,329            -            -      190,329              -      190,329
        Time deposits(3) ...............      26,721       53,844      139,226      219,791         57,896      277,687
     Funds purchased ...................      51,296            -            -       51,296              -       51,296
     Short-term borrowings(4) ..........      47,677            -            -       47,677              -       47,677
     Long-term debt ....................           1            4           15           20            287          307
                                           ---------    ---------    ---------    ---------      ---------     --------
        Total interest-bearing
           liabilities..................     396,858       53,848      139,241      589,947         58,183      648,130
                                           ---------    ---------    ---------    ---------      ---------     --------
 Period gap ............................   $(163,931)   $  30,100    $ (28,526)   $(162,357)     $ 274,311
                                           =========    =========    =========    =========      =========
 Cumulative gap ........................   $(163,931)   $(133,831)   $(162,357)   $(162,357)     $ 111,954     $111,954
                                           =========    =========    =========    =========      =========     ========
 Ratio of cumulative gap to total
   earning assets ......................      (21.57)%     (17.61)%     (21.36)%     (21.36)%        14.73%
----------------------------

(1)  Excludes nonaccrual loans of $1,936,000.
(2)  Excludes investment equity securities of $2,050,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $6,243,000.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company is liability sensitive in the one month, three through twelve months and within one year time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

LIQUIDITY AND CAPITAL ADEQUACY

The Company's net loan to deposit ratio increased to 88.1% at September 30, 1996, compared to 81.8% at year end 1995. The Company's liquid assets as a percentage of total deposits were 9.10% at September 30, 1996, compared to 13.04% at year-end 1995. At September 30, 1996, the Company had unused federal funds lines of approximately $52.2 million, unused lines at the Federal Home Loan Bank of $37.2 million and an unused credit line at an independent bank of $4.56 million. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments and available funds lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements.

The Company's stockholders' equity increased by $5.2 million to $63.4 million at September 30, 1996 from December 31, 1995. This increase was attributable to:


Net income .............................................................           $6,942,000

Increase in unrealized losses on securities available for sale, net
of deferred income tax benefits ........................................             (678,000)

Cash dividends declared ................................................           (1,172,000)

Decrease in unearned restricted stock ..................................               70,000

Exercise of options for 10,000 shares of common stock ..................              100,000

Retirement of preferred stock of FIRSTBANC .............................              (53,000)
                                                                                   ----------
      Net increase .....................................................           $5,209,000
                                                                                   ==========

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of the Company and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at September 30, 1996. Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Company and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of the Company and each subsidiary bank at September 30, 1996:

                                                                  TIER 1 RISK    TOTAL   RISK      TIER 1
                                                                     BASED          BASED         LEVERAGE
                                                                     -----          -----         --------
Alabama National BanCorporation                                        9.46%         10.71%         6.78%

Subsidiary Banks:

National Bank of Commerce ......................................      11.11          12.36          8.25
Alabama Exchange Bank ..........................................      13.60          14.85          9.57
Bank of Dadeville ..............................................      13.00          14.12          9.66
First National Bank of Ashland .................................      12.29          13.50          8.22
Gulf Bank ......................................................      11.51          12.76          9.97
Citizens Bank of Talladega .....................................      14.12          15.37          9.00
St. Clair Federal Savings Bank .................................      10.92          12.17          7.51
First Bank of Baldwin County ...................................      14.89          16.14          9.19
Required minimums ..............................................       4.00           8.00          4.00


                           Part II Other Information
                   Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits:
         27  Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         (1) On July 5, 1996, amendment No. 1 on Form 8-K/A was filed to Form 8-K of Alabama National BanCorporation previously filed on April 30, 1996, Commission File No. 0-25160.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ALABAMA NATIONAL BANCORPORATION


DATE:   November 8, 1996          /s/ John H. Holcomb, III
        ----------------          ------------------------
                                  John H. Holcomb, III, its Chairman and
                                  Chief Executive Officer




DATE:   November 8, 1996          /s/ Frank W. Whitehead
        ----------------          ----------------------
                                  Frank W. Whitehead, its Executive Vice
                                  President, Treasurer
                                  and Chief Financial Officer