Form 10-K
period 1996-12-31
ALABAMA NATIONAL BANCORPORATION
filed 1997-03-28
CIK 926966

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number: 0-25160

                        ALABAMA NATIONAL BANCORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        63-1114426
            (State of incorporation                             (I.R.S. Employer
               or organization)                                Identification No.)

    1927 FIRST AVENUE NORTH, BIRMINGHAM, AL                        35203-4009
   (Address of principal executive offices)                        (Zip Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $1.00 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 3, 1997 was $60,851,080.

     As of March 3, 1997, the registrant had outstanding 6,515,418 shares of its common stock.

             DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

     (i) The Registration Statement on Form S-1 with respect to the common stock of Alabama National BanCorporation (Commission File No. 33-83800) is incorporated by reference into Part IV of this report.

     (ii) The Registration Statement on Form S-4 with respect to the common stock of Alabama National BanCorporation (Commission File No. 33-97152) is incorporated by reference into Part IV of this report.

     (iii) Alabama National BanCorporation's Form 10-K for the year ended December 31, 1994 is incorporated by reference in Part IV of this report.

     (iv) Alabama National BanCorporation's Form 10-K for the year ended December 31, 1995 is incorporated by reference into Part IV of this report.

     (v) Alabama National BanCorporation's Form 8-K filed on October 10, 1996 is incorporated by reference into Part IV of this report.

     (vi) The definitive Proxy Statement for the 1997 Annual Meeting of Alabama National BanCorporation's stockholders is incorporated by reference into Part III of this report.
================================================================================

                               TABLE OF CONTENTS

ITEM NO.                                                                PAGE NO.
--------                                                                --------
FORWARD LOOKING INFORMATION...........................................     3
 PART I
   1.     Business....................................................     4
          Executive Officers..........................................    14
   2.     Properties..................................................    15
   3.     Legal Proceedings...........................................    15
   4.     Submission of Matters to a Vote of Security Holders.........    15
PART II
   5.     Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    15
   6.     Selected Financial Data.....................................    16
   7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    18
   8.     Financial Statements and Supplementary Data.................    40
   9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    40
PART III
  10.     Directors and Executive Officers of the Registrant..........    41*
  11.     Compensation of Executive Officers and Directors............    41*
  12.     Security Ownership of Certain Beneficial Owners and
          Management..................................................    41*
  13.     Certain Relationships and Related Transactions..............    41*
PART IV
  14.     Exhibits and Reports on Form 8-K............................    42
SIGNATURES............................................................    43

---------------

* Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 24, 1997 are incorporated by reference in
  Part III of this Form 10-K.

                          FORWARD LOOKING INFORMATION

     This Form 10-K contains certain forward looking information with respect to the financial condition, results of operations and business of ANB including statements relating to: (A) interest sensitivity; (B) noninterest income; (C) loan losses; (D) deposits; (E) growth in various categories of loans; and (F) sources of funding for asset growth. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: (1) the rate of growth of the economy, especially in the Southeast; (2) the stability of interest rates; (3) relative strength/weakness in the consumer credit sector;
(4) ANB's ability to improve sales and service quality and to develop profitable new products; (5) the successful implementation of technological enhancements;
(6) the strength of the real estate markets; (7) whether levels of consumer confidence remain high; and (8) the performance of the stock and bond markets.

                                     PART I

ITEM 1.  BUSINESS

     Alabama National BanCorporation ("ANB") is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number:
(205) 583-3600). ANB is currently the parent of two national banks, National Bank of Commerce of Birmingham (Birmingham, Alabama and the Birmingham metropolitan area) and First National Bank of Ashland (Ashland, Alabama); and five state member banks, Alabama Exchange Bank (Tuskegee, Alabama), Bank of Dadeville (Dadeville, Alabama), First Bank of Baldwin County and Gulf Bank (Baldwin County, Alabama), and Citizens Bank of Talladega (Talladega, Alabama) (collectively the "Banks"); one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one insurance agency, Ashland Insurance, Inc. (Ashland, Alabama); and two "small loan"/ finance companies, Clay County Finance Company, Inc. (Ashland, Alabama) and Tuskegee Loan Company, Inc. (Tuskegee, Alabama).

RECENT DEVELOPMENTS

  FIRSTBANC Merger

     Effective September 30, 1996, FIRSTBANC Holding Company, Inc., an Alabama bank holding company with approximately $36 million in total assets ("FIRSTBANC"), merged with and into ANB pursuant to that certain Agreement and Plan of Merger dated as of June 10, 1996 (the "Merger Agreement") resulting in
(i) the stockholders of FIRSTBANC becoming stockholders of ANB and (ii) ANB becoming the sole stockholder of FIRSTBANC's wholly-owned subsidiary, First Bank of Baldwin County, a state non-member bank.

     The Merger Agreement generally provided, among other things, for the merger of FIRSTBANC with and into ANB, pursuant to which each of the 42,782 outstanding shares of FIRSTBANC's common stock were converted into the right to receive
7.12917 shares of ANB Common Stock, for a total of 305,000 shares of ANB Common Stock.

  St. Clair/NBC Merger

     Effective October 17, 1996, St. Clair Federal Savings Bank, a federal savings bank and a wholly-owned subsidiary of ANB ("St. Clair"), was merged with and into National Bank of Commerce of Birmingham ("NBC"). As a result of the merger, St. Clair ceased to exist and all of the assets and liabilities of St. Clair became the assets and liabilities of NBC. Each of the three (3) branch offices of St. Clair have been renamed as "National Bank of Commerce." Furthermore, because St. Clair was the only thrift held by ANB, ANB is no longer a thrift holding company and is thus no longer regulated by the Office of Thrift Supervision which regulates thrift holding companies.

  Resignation and Appointment of Executive Officers

     On December 12, 1996, Frank W. Whitehead, C.P.A., resigned as Treasurer and Chief Financial Officer of ANB. Mr. Whitehead continued to serve as Executive Vice President of ANB until his death on February 11, 1997. On December 12, 1996, the Board of Directors appointed James S. Parks, Jr., as Senior Vice President-Finance, Controller and Treasurer to replace Mr. Whitehead as the new principal financial and accounting officer of ANB. The Board of Directors has chosen not to bestow the title of Chief Financial Officer at this time.

SUBSIDIARY BANKS

     ANB operates through six community banks ("Community Banks") and NBC, which is a metropolitan bank, which are set forth in the following table:

                                      BANKING OFFICE          POPULATION
BANK                                    CITY/COUNTY         CITY/COUNTY(1)    OFFICES
----                                  --------------        --------------    -------
Alabama Exchange Bank            Tuskegee/Macon               12,257/24,928      1
Bank of Dadeville                Dadeville/Tallapoosa          3,276/38,826      1
                                 Camp Hill/Tallapoosa          1,415/38,826      1
                                 Jackson's Gap/Tallapoosa        789/38,826      1
Citizens Bank of Talladega       Talladega/Talladega          18,175/74,107      2
First National Bank of Ashland   Ashland/Clay                  2,034/13,252      2
                                 Lineville/Clay                2,394/13,252      1
Gulf Bank                        Orange Beach/Baldwin          2,253/98,280      1
                                 Gulf Shores/Baldwin           3,261/98,280      1
                                 Foley/Baldwin                 4,937/98,280      1
National Bank of Commerce        Birmingham/Jefferson       265,968/651,525      2
  of Birmingham                  Mountain Brook/Jefferson    19,810/651,525      2
                                 Hoover/Jefferson            12,817/651,525      1
                                 Irondale/Jefferson           9,454/651,525      1
                                 Hueytown/Jefferson          15,280/651,525      1
                                 Bessemer/Jefferson          30,966/651,525      1
                                 Trussville/Jefferson        10,803/651,525      1
                                 Center Point/Jefferson      22,658/651,525      1
                                 Inverness/Shelby              2,518/99,358      1
                                 Meadowbrook/Shelby            4,621/99,358      1
                                 Pelham/Shelby                 9,765/99,358      1
                                 Alabaster/Shelby             14,627/99,358      1
                                 Pell City/St. Clair           8,118/50,009      1
                                 Springville/St. Clair         1,910/50,009      1
                                 Moody/St. Clair               4,921/50,009      1
First Bank of Baldwin County     Robertsdale/Baldwin            2401/98,280      1
                                 Bay Minette/Baldwin           7,168/98,280      1
                                 Daphne/Baldwin               11,290/98,280      1

---------------

(1) 1990 U.S. Census data.

     The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. NBC offers trust services and investment services (including public finance). In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

LENDING ACTIVITIES

  General

     Through the Banks, ANB offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. ANB's total loans, net of unearned interest, at December 31, 1996, were approximately $611.4 million, or approximately 75.4% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. ANB has no foreign loans or loans for "highly leveraged transactions" as defined by applicable banking regulations.

  Loan Portfolio

     Real Estate Loans. Loans secured by real estate are the primary component of ANB's loan portfolio, constituting approximately $374.6 million, or 61.3% of total loans, net of unearned interest, at December 31, 1996. The Banks' predominant real estate loans are residential mortgages. Residential mortgages, both fixed and variable, are made for terms of up to 30 years and generally require monthly amortization. The majority of the Banks' commercial mortgages are at variable rates, which approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for all loans secured by real estate. The Banks' primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Adjustable rate loans generally have a term of 15 years.

     The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 1996, the Banks sold approximately $30.1 million in loans to such purchasers.

     The Banks' nonresidential mortgage loans include commercial, industrial and unimproved real estate loans. The Banks generally require nonresidential mortgage loans to have an 80% loan-to-value ratio and usually underwrite their commercial loans on the basis of the borrower's cash flow and ability to service the debt from earnings, rather than on the basis of the value of the collateral. Terms on construction loans are usually less than twelve months, and the Banks typically require real estate mortgages and personal guarantees supported by financial statements and a review of the guarantor's personal finances.

     Consumer Loans. Consumer lending includes installment lending to individuals in the Banks' market areas and consists of loans to purchase automobiles, appliances and other consumer durable goods. Consumer loans constituted $46.9 million, or 7.7% of ANB's loan portfolio at December 31, 1996. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. At the Community Banks, terms generally range from four to five years on automobile loans and one to ten years on loans for other consumer durable goods, depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is required.

     Two of the Community Banks have subsidiaries that operate as "small loan companies" under the Alabama banking laws. Small loan companies are authorized to make loans not exceeding $750. The majority of these loans are unsecured and have maturities of one year or less. The principal advantage for operating small loan companies is the ability to charge higher interest rates than those otherwise allowed under Alabama law. Both of these small loan companies are in the process of winding down operations.

     Commercial, Financial and Agricultural Loans. The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by limiting the loan to value ratio. Historically, the Community Banks and NBC have loaned up to 65% and up to 80%, respectively, on loans secured by accounts receivable, up to 65% and up to 50%, respectively, on loans secured by inventory, and up to 75% and up to 80%, respectively, on loans secured by equipment. The Banks also make unsecured commercial loans. Commercial, financial and agricultural loans constituted $162.5 million, or 26.6% of ANB's loan portfolio at December 31, 1996. Interest rates are negotiable based upon the borrower's financial condition, credit history, management stability and collateral.

  Credit Procedures and Review

     Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility.

     ANB attempts to minimize loan losses through various means and uses standardized underwriting criteria. In particular, on larger credits, ANB generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, ANB attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

     ANB addresses repayment risks by adhering to internal credit policies and procedures of which all of the Banks have adopted. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. The point in each Bank's loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with such Bank. For example, at NBC, each of the lending department managers has the authority to approve loans up to $350,000. Upon approval by ANB's Board of Directors, other loan officers may be authorized to approve loans of lower amounts. Loans in excess of $50,000 are approved and ratified by the Senior Loan Committee of NBC. Loans in excess of $300,000 are approved and ratified by the Executive Committee of the NBC Board of Directors.

     Loan Review. ANB maintains a continuous loan review system. Under this system, each loan officer is directly responsible for monitoring the risk in his portfolio and is required to maintain risk ratings for each credit assigned. The risk rating system incorporates the basic regulatory rating system as set forth in the applicable regulatory asset quality examination procedures.

     NBC's Loan Review Department ("LRD"), which is wholly independent of the lending function, serves as a validation of each loan officer's risk monitoring and rating system. LRD's primary function is to provide the Board of Directors, through it Loan Review Committee, with a thorough understanding of the credit quality of NBC's loan portfolio. LRD is required to review approximately 60% of the annual average loan portfolio of each of the Banks during any continuous 12 month period. The review process includes coverage of at least 50% of all loan relationships between $250,000 and $750,000 and coverage of 100% of all loan relationships over $750,000. Other review requirements are in place to provide management with early warning systems for problem credits as well as compliance with stated lending policies. LRD's findings are reported monthly to the Loan Review Committee of the NBC Board of Directors.

DEPOSITS

     The principal sources of funds for the Banks are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts which customers use for cash management and which provide the Banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Banks are certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in the Banks' market areas. The Banks have not historically funded their balance sheet with brokered certificates of deposit.

     Deposit rates are set weekly by senior management of each of the Banks, subject to approval by management of ANB. Management believes that the rates the Banks offer are competitive with those offered by other institutions in the Banks' market areas. ANB focuses on customer service to attract and retain deposits.

INVESTMENT SERVICES

     NBC has operated an investment department devoted primarily to handling correspondent banks' investment needs since the mid-1980's. Because the department has been relatively small in recent years, the contribution to earnings has been moderate. In May of 1995, NBC expanded this operation significantly with a staff of investment professionals formerly employed by another financial institution. It is anticipated that the expanded investment department and ancillary business associated with servicing this market will contribute to bank earnings at a higher rate than has historically been the case.

     NBC also has a wholly-owned subsidiary, NBC Securities, Inc. ("NBC Securities"), that is licensed as a brokerdealer. In 1995, NBC re-activated NBC Securities' broker-dealer license to provide investment services to individuals and institutions. These services include the sale of stocks, corporate bonds, mutual funds, annuities, other insurance products and financial planning.

COMPETITION

     The Banks encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Banks compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Banks do not currently provide. In addition, many of ANB's non-bank competitors are not subject to the same extensive federal regulations that govern bank or thrift holding companies and federally insured banks or thrifts.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. The arrival of interstate banking is expected to increase further the competitiveness of the banking industry.

     In addition, beginning on June 1, 1997, the IBBEA will authorize interstate mergers and consolidations of existing banks, provided that neither bank's home state has opted out of interstate branching by May 31, 1997. The State of Alabama has opted in to interstate branching effective on or before June 1, 1997. Once a bank has established branches in a state through an interstate merger, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

     Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Alabama and the southeast region. Some of ANB's competitors still maintain substantially greater resources and lending limits than ANB. As a result, ANB has not generally attempted to compete for the banking relationship of large corporations, and generally concentrates its efforts on small businesses and individuals to which ANB believes it has competed effectively by offering quality, personal service. Nonetheless, due to the merger whereby NBC became a wholly-owned subsidiary, management believes it may be able to compete more effectively for the business of some large corporations.

     Management believes that NBC's commitment to an involvement in its primary market areas, as well as its commitment to quality and personalized banking services, are factors that contribute to NBC's competitiveness. Management believes that, with regard to the Community Banks, as a result of ANB's decentralized community banking strategy and its emphasis on non-metropolitan markets, the Community Banks are well positioned to compete successfully in their market areas. Management believes that the Community Banks' commitment to and involvement in their primary market areas, as well as their commitment to quality and personalized banking services, are factors that contribute to ANB's competitiveness.

MARKET AREAS AND GROWTH STRATEGY

     Through NBC, ANB serves the lower half of Jefferson County, the upper third of Shelby County, and western St. Clair County, primarily in the Birmingham metropolitan area. The Community Banks generally operate in less competitive, non-metropolitan areas with a decentralized approach to banking. The Commu-nity Banks are located in central and southern Alabama. Through Gulf Bank and First Bank of Baldwin County, ANB serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in retail and service industries, agriculture, seafood, aquaculture, tourism and manufacturing. Shelby, Baldwin and St. Clair Counties have been named in statistical surveys as three of the fastest growing counties in Alabama.

     Due to continuing consolidation within the banking industry, as well as in the state of Alabama, ANB may in the future seek to combine with other banks or thrifts (or their holding companies) that may be of equal or greater size than ANB in order to make ANB more attractive to potential acquisition or business combination candidates and to provide capital for internal growth so that ANB will be less dependent on business acquisitions or combinations for its growth. ANB currently intends to concentrate on acquisitions that will expand NBC's branch network in the Birmingham metropolitan area and acquisitions of additional banks or thrifts (or their holding companies) which operate in rural areas. In addition to price and terms, the factors considered by ANB in determining the desirability of a business acquisition or combination are financial condition, earnings potential, quality of management, market area and competitive environment.

     Due to capital limitations associated with the long-term debt incurred by ANB in its acquisitions, ANB has historically not emphasized internal growth. However, because ANB now operates in three of the fastest growing counties in Alabama, management of ANB believes that the Banks could enhance growth by more aggressively pursuing additional deposits and loans in these counties. Gulf Bank has recently completed construction of a new branch in Gulf Shores, Alabama and intends to further expand its presence in the Baldwin County area. NBC intends to further expand its business in northern Shelby County, Alabama through its recently completed construction of a new branch in Meadowbrook, Alabama. Also, ANB intends to expand into lines of business closely related to banking if it believes these lines could be profitable without undue risk to ANB.

     There is no assurance that any further business combinations, internal growth or establishment of new offices or lines of business will occur.

EMPLOYEES

     As of December 31, 1996, ANB and the Banks together had approximately 450 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. ANB considers its relations with its employees to be good.

SUPERVISION AND REGULATION

     ANB and the Banks are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of ANB. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following in December 1991 with the Federal Deposit Insurance Corporation Act ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past seven years, and additional changes have been proposed. The operations of ANB and the Banks may be affected by legislative changes and the policies of various regulatory authorities. ANB is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

  Federal Bank Holding Company Regulation

     ANB is a bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, ANB is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. ANB's and the

Banks' activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. The IBBEA permits bank holding companies to acquire control of banks throughout the United States in compliance with the BHCA and other applicable banking laws. See "Competition".

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act ("CIBCA"), together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as ANB. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under Federal Reserve regulations applicable to ANB, control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities once ANB registers the Common Stock under the Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the BHCA, ANB is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, ANB is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances in which ANB might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. Each of the Banks may be required to indemnify or cross-guarantee the FDIC against losses it incurs with respect to any of the other Banks, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed subsidiary of ANB.

  The Banks

     ANB is the holding company for seven banks, including two national banks (First National Bank of Ashland and NBC), four Alabama state banks which are members of the Federal Reserve System (Bank of Dadeville, Alabama Exchange Bank, Gulf Bank, and Citizens Bank of Talladega) and one Alabama state bank which is not a member of the Federal Reserve System (First Bank of Baldwin County). The Office of Comptroller of the Currency (the "OCC") is the primary regulator for First National Bank of Ashland and NBC, the Alabama Banking Department and the Federal Reserve are the primary regulators for the Alabama state member banks, and the Alabama Banking Department and the FDIC are the primary regulators for First Bank of Baldwin County. These regulatory authorities regulate or monitor all areas of each Bank's operations, including security devices and procedures, adequacy of capital loan reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. Each of the Banks must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises and furniture and fixtures.

  FDICIA

     Under FDICIA, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; and (v) asset quality.

  Transactions With Affiliates and Insiders

     The Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, investments in or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks' "affiliates" are ANB and ANB's non-bank subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of the bank and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of the bank's capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

     The Banks are also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

     The Banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

  Branching

     All of the Banks are permitted to branch freely within the state of Alabama, provided approval of the appropriate regulatory authority is obtained. The Alabama Banking Code permits statewide branching for Alabama state banks. As national banks located in Alabama, these state branch banking laws also apply to First National Bank of Ashland and NBC. In addition, the IBBEA will permit interstate branching beginning June 1, 1997. See "Competition".

  Community Reinvestment Act

     The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC or the OTS shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Each of the Banks received outstanding or satisfactory ratings in its most recent evaluation.

  Other Regulations

     Interest and certain other charges collected or contracted for by the Banks are subject to state usury and banking laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The Banks' loan operations are also subject to the Alabama Consumer Finance laws which generally govern the amount and manner in which interest and other charges and expenses may be charged and collected by lenders in Alabama. The deposit operations of the Banks are also subject to the Right of Financial Privacy Act which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Banks' small loan subsidiaries are subject to the Alabama Small Loan laws governing the amount of loans and interest and other charges that may be charged in connection with a small loan.

  Deposit Insurance

     The deposits of each of the Banks are currently insured by the FDIC to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Prior to 1996, due to the high rate of failures in recent years, the FDIC adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Banks, which required that a depository institution pay to the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF") from between $-0- and $.31 per $100 of insured deposits depending on its capital levels and risk classification, as determined by its primary federal regulator on a semiannual basis. In September 1996, the FDIC enacted legislation to recapitalize the SAIF and ensure against default on Financing Corp. ("FICO") bonds. The legislation provided for a one-time payment into the BIF in an amount approximating $.68 per $100 of SAIF insured deposits. Thereafter and through December 31, 1999 the former assessment rate of between $-0- and $.31 per $100 of insured deposits is reduced to between $.0130 and $.2830 per $100, including a FICO rate of $.0130 per $100, for bank deposits and a rate of between $.0650 and $.3350 per $100, including a FICO rate of $.0650 per $100, for previously SAIF insured deposits. After December 31, 1999, the BIF rate will be approximately $.0243 per $100 for all deposits.

  Dividends

     The principal source of ANB's cash revenues is derived from dividends received from the Banks. The amount of dividends that may be paid by the Banks to ANB depends on each Bank's earnings and capital position and is limited by federal and/or state law, regulations and policies. See Note 3 of the Notes to Consolidated Financial Statements of ANB and Subsidiaries.

     As national banks, NBC and First National Bank of Ashland may not pay dividends from their paid in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

     As Alabama state banks, Bank of Dadeville, Alabama Exchange Bank, Gulf Bank, First Bank of Baldwin County and Citizens Bank of Talladega are subject to restrictions on dividends under the Alabama Banking Code, which provides that an Alabama state bank must transfer to surplus each year at least 10% of its net earnings (and thus cannot declare or pay a dividend in excess of 90% of net earnings) until its surplus equals at least 20% of its capital. In addition, a state bank must obtain regulatory approval to declare dividends in any calendar year in excess of the total of its net earnings for that year combined with its retained net earnings in the preceding two years, less any required transfers to surplus.

     Under FDICIA, none of the Banks may pay a dividend if, after paying the dividend, the bank would be undercapitalized.

  Capital Regulations

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to account for off-balance sheet exposure, minimize disincentives for holding liquid assets and make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution for bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, ANB and each of the Banks qualified as "well-capitalized." See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

     Under FDICIA, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

     FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk and the risks of non-traditional activities. It is uncertain what effect these regulations, when implemented, will have on ANB and the Banks.

  Recent Legislative Developments

     From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. ANB cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect ANB.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of ANB serve at the pleasure of the Board of Directors. Set forth below are the current Executive Officers of ANB and a brief explanation of their principal employment during the last five (5) years.

     JOHN H. HOLCOMB, III -- Age 45 -- Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of ANB since April 30, 1996. Prior to such date, Mr. Holcomb served as President and Chief Operating Officer of ANB beginning December 29, 1995. Mr. Holcomb has been the President and Chief Executive Officer of NBC since July 1990.

     VICTOR E. NICHOL, JR. -- Age 50 -- President and Chief Operating Officer. Mr. Nichol has served as President and Chief Operating Officer of ANB since April 30, 1996. Prior to such date, Mr. Nichol served as Executive Vice President of ANB beginning December 29, 1995. Mr. Nichol has been the Executive Vice President and Chief Financial Officer of NBC since 1994. From 1992 through 1993, Mr. Nichol served as

President and Chief Executive Officer of Secor Bank. Prior to 1992, Mr. Nichol served as Senior Executive Vice President and head of Corporate Banking at AmSouth Bank, N.A.

     JAMES S. PARKS, JR. -- Age 42 -- Senior Vice President -- Finance, Controller and Treasurer. Mr. Parks has served as Senior Vice
President -- Finance, Controller and Treasurer of ANB since December 12, 1996. Mr. Parks has served as the Senior Vice President and Controller for NBC since 1993 and has served NBC as Controller since 1990.

ITEM 2.  PROPERTIES

     ANB currently operates 32 banking offices. Of the 32 banking offices, ANB, through the Banks, owns 23 banking offices without encumbrance and leases an additional nine banking offices. The principal administrative offices of ANB are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 7 and 10 to the Consolidated Financial Statements of ANB and Subsidiaries for additional information regarding ANB's premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

     ANB, in the normal course of business, is subject to various pending and threatened litigation. Based on legal counsel's opinion, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on ANB's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY-HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At March 3, 1997, ANB had 299 stockholders of record (including shares held in "street" names by nominees who are record holders) and 6,515,418 shares of ANB Common Stock outstanding. ANB Common Stock is traded in the over-the-counter market and prices are quoted on NASDAQ/NMS under the symbol "ALAB."

     The reported price range for ANB Common Stock and the dividends declared during each calendar quarter of 1995 and 1996 are shown below:

                                                                               DIVIDENDS
                                                           HIGH       LOW      DECLARED
                                                           ----       ---      ---------
1995
First Quarter........................................      $12 1/4    $ 8 3/64    $.05
Second Quarter.......................................       14 1/2     11          .05
Third Quarter........................................       13         11          .05
Fourth Quarter.......................................       14 3/4     11 7/8      .05
1996
First Quarter........................................       14 1/4     12 3/4      .05
Second Quarter.......................................       13 5/8     12          .05
Third Quarter........................................       15 1/2     12 5/8      .09
Fourth Quarter.......................................       19         14 7/8      .09

     The last reported sales price of Common Stock as reported on The Nasdaq-NMS on March 3, 1997 was $19 5/8. The prices shown do not reflect retail mark-ups and mark-downs. All share prices have been rounded to the nearest 1/64 of one dollar. The market makers for the ANB Common Stock as of December 31, 1996, were
J. C. Bradford & Co.; Raymond James & Associates, Inc.; Herzog Heine Geduld Inc.; Keefe Bruyette &

Woods Inc.; Legg Mason Wood Walker Incorporated; The Robinson Humphrey Company Inc.; Sterne Agee & Leach Inc.; and The Chicago Corporation.

     Sale of Unregistered Securities. Effective September 30, 1996, ANB issued 304,993 shares of its Common Stock to the former stockholders of FIRSTBANC in connection with the merger of FIRSTBANC into ANB (the
"FIRSTBANC Merger Shares"). ANB relied on the exemption from registration provided by Sections 3(b) and 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder for the issuance of such shares to the FIRSTBANC stockholders. The FIRSTBANC Merger Shares are currently unregistered for purposes of the Securities Act of 1933. In accordance with the terms of the Merger Agreement between ANB and FIRSTBANC, ANB has agreed to register the FIRSTBANC Merger Shares, and such shares are scheduled to be registered in the 1997 second quarter.

ITEM 6.  SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                              1996(1)    1995(1)    1994(1)    1993(1)    1992(1)
                                              --------   --------   --------   --------   --------
                                               (AMOUNTS IN THOUSANDS, EXCEPT RATIOS AND PER SHARE
                                                                     DATA)
INCOME STATEMENT DATA:
Interest income.............................  $ 65,125   $ 37,967   $ 29,344   $ 25,074   $ 26,574
Interest expense............................    30,365     19,172     12,093     10,072     12,289
                                              --------   --------   --------   --------   --------
Net interest income.........................    34,760     18,795     17,251     15,002     14,285
Provision for loan losses (benefit of
  recoveries)...............................       239        409      1,279       (520)     3,110
                                              --------   --------   --------   --------   --------
Net interest income after provision for loan
  losses (benefit of recoveries)............    34,521     18,386     15,972     15,522     11,175
Net securities gains (losses)...............       (33)         3        (17)        85        503
Noninterest income..........................    15,778      7,739      4,542      5,601      5,185
Noninterest expense.........................    36,386     20,898     14,247     15,845     15,406
                                              --------   --------   --------   --------   --------
Income before income taxes..................    13,880      5,230      6,250      5,363      1,457
Provision for income taxes..................     4,141        354        275        260         20
                                              --------   --------   --------   --------   --------
Income before minority interest in earnings
  of consolidated subsidiary................     9,739      4,876      5,975      5,103      1,437
Minority interest in earnings of
  consolidated subsidiary...................        14        650        750        236         --
                                              --------   --------   --------   --------   --------
Net income..................................  $  9,725   $  4,226   $  5,225   $  4,867   $  1,437
                                              ========   ========   ========   ========   ========
BALANCE SHEET DATA:
Total assets................................  $887,712   $839,723   $426,484   $395,985   $401,721
Earnings assets.............................   810,651    760,373    396,541    368,112    371,221
Securities..................................   152,761    158,266     86,689     82,057     75,858
Loans.......................................   611,441    553,119    301,876    265,965    242,078
Allowance for loan losses...................     9,322      8,909      5,261      6,268      6,214
Deposits....................................   674,681    676,536    348,419    320,754    333,791
Short-term debt.............................    41,000     21,280      7,150      7,350      7,350
Long-term debt..............................       300        821        945      1,065      1,183
Stockholders' equity........................    66,121     58,189     27,474     24,313     20,764
WEIGHTED AVERAGE SHARES OUTSTANDING(2)......     6,725      2,874      2,834      2,742      2,742
PER COMMON SHARE DATA:
Net income(3)...............................  $   1.45   $   1.17   $   1.59   $   1.51   $   0.52
Book value (period end)(4)..................     10.15       8.94       6.09       5.00       3.66
Tangible book value (period end)(4).........      9.03       7.78       5.26       4.16       2.74
Dividends declared..........................      0.28         --         --         --         --

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                              1996(1)    1995(1)    1994(1)    1993(1)    1992(1)
                                              --------   --------   --------   --------   --------
PERFORMANCE RATIOS:
Return on average assets....................      1.17%      0.89%      1.30%      1.29%      0.38%
Return on average equity....................     15.58      15.12      20.31      21.26       7.99
Net interest margin(5)......................      4.54       4.23       4.56       4.28       4.04
ASSET QUALITY RATIOS:
Allowance for loan losses to period end
  loans.....................................      1.52%      1.61%      1.74%      2.36%      2.57%
Allowance for loan losses to period end
  nonperforming loans(6)....................    543.24     384.01     328.61     207.96     137.11
Net loan losses (recoveries) to average
  loans.....................................     (0.03)     (0.04)      0.90      (0.23)      1.06
Nonperforming assets to period end loans and
  foreclosed property(6)....................      0.36       0.53       0.66       1.47       2.43
CAPITAL AND LIQUIDITY RATIOS:
Average equity to average assets............      7.53%      5.91%      6.39%      6.08%      4.72%
Leverage (4.00% required minimum)(7)........      7.09      10.47       7.49       6.45       4.83
Risk-based capital
  Tier 1 (4.00% required minimum)(7)........      9.36       9.01      10.43       9.59       7.78
  Total (8.00% required minimum)(7).........     10.61      10.26      11.68      10.84       9.03
  Average loans to average deposits.........     86.52      82.62      84.63      78.25      77.52

---------------

(1) On December 29, 1995, Alabama National BanCorporation ("ANB") merged, ("the Merger") with National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS"), (collectively the "Company"). The Merger was accomplished, among other things, by converting each share of NCC stock into 348.14 shares of ANB stock and each share of CBS stock into 7.0435 shares of ANB stock for a total of 3,106,981 shares, (or 50.1%) of the Company stock. The Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical income statement information included in the Five-Year Summary of Selected Financial Data of the Company presented is that of NCC for years prior to 1996. The balance sheet information included in the historical Five-Year Summary of Selected Financial Data of the Company presented is that of NCC for years prior to 1995. On September 30, 1996, Firstbanc Holding Company, Inc. ("FIRSTBANC") was merged into the Company with each common share of FIRSTBANC stock being converted into
    7.12917 shares of the Company stock. The FIRSTBANC merger was accounted for as a pooling of interests. Accordingly, the historical Five-Year Summary of Selected Financial Data for all periods have been restated to reflect the results of operations of the combined companies from the earliest period presented, except for dividends per common share. (See Note 1 to the Company's consolidated financial statements).
(2) The weighted average common share and common equivalent shares outstanding are those of NCC and FIRSTBANC converted into ANB common and common equivalents at the exchange ratio.
(3) Net income per common share is calculated based upon net income as adjusted for minority interests in earnings of consolidated subsidiaries and cash dividends on preferred stock.
(4) Book value and tangible book value at December 31, 1996 and 1995 are calculated on the total common shares of the company outstanding after the Merger. For other years presented, the calculation is based on the outstanding common shares of NCC and FIRSTBANC converted at the exchange ratio.
(5) Net interest income divided by average earning assets.
(6) Nonperforming loans and nonperforming assets includes loans past due 90 days or more that are still accruing interest.
(7) Based upon fully phased-in requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following is a discussion and analysis of the consolidated financial condition of the Company and results of operations as of the dates and for the periods indicated. On December 29, 1995, Alabama National BanCorporation ("ANB") merged ("the Merger") with National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") (collectively the "Company"), The Merger was accomplished, among other things, by converting each share of NCC stock into
348.14 shares of ANB stock and each share of CBS stock into 7.0435 shares of ANB stock for a total of 3,106,981 shares (or 50.1%) of the Company stock. The Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remains the continuing legal entity and registrant for Securities and Exchange Commission purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company presented for 1995 and 1994 are the consolidated financial statements of NCC and differ from the consolidated financial statements of ANB as previously reported. The operations of ANB are included in the financial statements from the date of acquisition. On September 30, 1996, FirstBanc Holding Company ("FIRSTBANC"), a one bank holding company headquartered in Robertsdale, Alabama, was merged into the Company. The Company acquired all of the outstanding common stock of FIRSTBANC in exchange for 305,000 shares of the Company's common stock. The Company recorded the FIRSTBANC merger as a pooling-of-interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share. On April 15, 1994, NCC acquired First American Bank of Pelham ("FAB"). The acquisition of FAB was accounted for as a purchase. On August 1, 1995, NCC acquired Talladega Federal Savings and Loan Association ("TFSLA"). The acquisition of TFSLA was accounted for as a purchase. The operations of FAB and TFSLA are included in the consolidated financial statements of the Company from the dates of their acquisitions. Because the Merger occurred on the last business day of 1995, the results of operations of ANB are not reflected in the consolidated financial statements of the Company in 1995.

     The historical consolidated financial statements of the Company and the "FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA" derived from the historical consolidated financial statements of the Company are set forth elsewhere herein. This discussion should be read in conjunction with those consolidated financial statements and selected consolidated financial data and the other financial information included in the annual report.

     ANB, as it was constituted before the Merger, constitutes a significant portion of the consolidated post-Merger Company, with 36.4% of the consolidated assets of the Company having been acquired in the Merger. The following summarizes the assets acquired and liabilities assumed in the Merger (in thousands):

Cash and equivalents........................................  $  16,823
Federal funds sold..........................................     10,965
Investment securities:
  Held to maturity..........................................     19,954
  Available for sale........................................     27,821
Loans, net of unearned interest and allowance for loan
  losses....................................................    204,485
Bank premises and equipment.................................     11,734
Intangible assets...........................................      5,423
Other assets................................................      8,354
Deposit liabilities.........................................   (253,611)
Short-term borrowings.......................................     (6,000)
Other liabilities...........................................     (9,194)
                                                              ---------
Net assets acquired.........................................  $  36,754
                                                              =========

RESULTS OF OPERATIONS

  Year ended December 31, 1996, compared with year ended December 31, 1995

     The Company's net income increased by $5.5 million, or 130.0%, to $9.7 million in the year ended December 31, 1996, from $4.2 million in the year ended December 31, 1995. Return on average assets during 1996 was 1.17%, compared with 0.89% during 1995 and return on average equity was 15.58% during 1996, compared with 15.12% during 1995.

     Net interest income increased $16.0 million, or 84.9%, to $34.8 million in 1996 from $18.8 million in 1995, as interest income increased by $27.2 million and interest expense increased $11.2 million. The increase in net interest income is primarily attributable to a $252.1 million increase in average loans to $570.8 million during 1996, from $318.7 million during 1995 as a result of the Merger and an increased management emphasis on loan growth. The increase in interest expense is primarily attributable to an increase in average time deposits of $116.0 million to $276.9 million in 1996, from $160.9 million in 1995.

     The Company's net interest spread and net interest margin were 3.94% and 4.54%, respectively, in 1996, increasing by 43 and 31 basis points from 1995. These increases reflect the increase in average loans, relative to other earning assets.

     The Company recorded a provision for loan losses of $239,000 during 1996, compared with a provision for loan losses of $409,000 during 1995, a decline of $170,000, or 41.6%. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level. The Company's allowance for loan losses as a percentage of period-end loans was 1.52% at December 31, 1996, compared to 1.61% at December 31, 1995, and the allowance for loan losses as a percentage of period-end nonperforming assets was 426.8% at December 31, 1996, compared with 302.5% at December 31, 1995. The Company experienced net recoveries of $174,000 in 1996 -- a ratio of net recoveries to average loans of 0.03%. See "-- Provision and Allowance for Loan Losses."

     Noninterest income increased $8.0 million, or 103.4%, to $15.7 million in 1996, compared with $7.7 million in 1995. The increase is attributable to an increase in investment services income of $4.0 million, or 100.5%, to $7.9 million in 1996, compared with $3.9 million in 1995. Noninterest expense increased $15.5 million, or 74.1%, to $36.4 million during 1996, compared with $20.9 million during 1995. Salaries and employee benefits increased by $10.1 million, or 89.3%, due in part to increased investment service compensation and the Merger. Other expenses, generally resulting from the Merger, increased by $5.4 million, or 56.1%, during 1996, compared with 1995.

     Income before the provision for income taxes increased $8.7 million, or 165.4%, to $13.9 million in 1996, from $5.2 million in 1995. Income before minority interest in earnings of consolidated subsidiary and net income increased $4.9 million and $5.5 million, respectively, during 1996.

  Year ended December 31, 1995, compared with year ended December 31, 1994

     Net income decreased $1.0 million, or 19.1%, to $4.2 million in the year ended December 31, 1995, from $5.2 million in the year ended December 31, 1994. Return on average assets during 1995 was 0.89%, compared with 1.30% during 1994, and return on average equity was 15.12% during 1995, compared with 20.31% during 1994.

     Net interest income increased $1.5 million, or 9.0%, to $18.8 million in 1995, from $17.3 million in 1994, as interest income increased by $8.6 million and interest expense increased by $7.1 million. The increase in net interest income resulted primarily from a $39.5 million increase during 1995 in average loans.

     The Company's net interest spread and net interest margin were 3.51% and 4.23%, respectively, in 1995, decreasing 45 and 33 basis points from 1994. The decline is attributable to competition among banks, and other financial institutions, for resources, primarily time deposits, to fund increases in earning assets.

     The Company recorded a provision for loan losses of $409,000 during 1995, compared with $1.3 million in 1994, a decrease of $870,000. Net recoveries were $115,000, or 0.04% of average loans, during 1995, compared with net charge-offs of $2.5 million, or 0.90% of average loans, during 1994.

     The Company's allowance for loan losses as a percentage of period-end loans was 1.61% at December 31, 1995, compared with 1.74% at December 31, 1994, and the allowance for loan losses as a percentage of nonperforming loans was 384.01% at December 31, 1995, compared with 328.61% at December 31, 1994. See
"-- Provision and Allowance for Loan Losses."

     Noninterest income increased by $3.2 million to $7.7 million in 1995. Investment services income increased by approximately $3.0 million. Noninterest expense increased by $6.7 million to $20.9 million in 1995. An increase in salaries and benefits of $3.2 million relating to increased investment services income and a $1.2 million non-credit loss, principally litigation expenses, were the primary factors for the increase.

     Minority interest in earnings of consolidated subsidiaries decreased by $100,000 in 1995 to $650,000, from $750,000 in 1994, resulting from a decrease in net income of $1.0 million.

NET INTEREST INCOME

     The largest component of the Company's net income is its net interest income -- the difference between the income earned on assets and interest paid on deposits and borrowed funds used to support its assets. Net interest income is determined by the yield earned on the Company's earning assets and rates paid on its interest-bearing liabilities, the relative amounts of earning assets and interest-bearing liabilities and the maturity and repricing characteristics of its earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents the Company's net interest margin.

  Average Balances, Income, Expenses and Rates

     The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balances of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

                                                                       YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                                  1996                          1995                          1994
                                       ---------------------------   ---------------------------   ---------------------------
                                       AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/
                                       BALANCE    EXPENSE    RATE    BALANCE    EXPENSE    RATE    BALANCE    EXPENSE    RATE
                                       --------   -------   ------   --------   -------   ------   --------   -------   ------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)
                                                            ASSETS
Earning assets:
  Loans(1)(3)........................  $570,816  $53,495     9.37%   $318,674   $30,126    9.45%   $279,180   $23,410    8.39%
  Securities:
    Taxable..........................   138,269    8,875     6.42      91,935     6,059    6.59      87,176     5,678    6.51
    Tax exempt.......................    18,033    1,456     8.07       2,509       189    7.53       1,834       133    7.25
  Cash balances in other banks.......     3,926      233     5.93       3,558       207    5.82          --        --      --
  Funds sold.........................    32,005    1,587     4.96      26,037     1,532    5.88       9,758       399    4.09
  Trading account securities.........     2,814      183     6.50       1,097        67    6.11         284        15    5.28
                                       --------  -------             --------   -------            --------   -------
        Total earning assets(2)......   765,863   65,829     8.60     443,810    38,180    8.60     378,232    29,635    7.84
                                       --------  -------             --------   -------            --------   -------
Cash and due from banks..............    29,010                        18,041                        16,396
Premises and equipment...............    29,620                         8,013                         6,749
Other assets.........................    15,918                         7,956                         7,183
Allowance for loan losses............    (9,248)                       (5,290)                       (6,043)
                                       --------                      --------                      --------
    Total assets.....................  $831,163                      $472,530                      $402,517
                                       ========                      ========                      ========

                                                         LIABILITIES
Interest-bearing liabilities:
  Interest-bearing transaction
    accounts.........................  $ 80,381    2,323     2.89    $ 36,427     1,127    3.09    $ 34,508       949    2.75
  Savings deposits...................   197,102    7,087     3.60     129,747     5,483    4.23     133,209     4,723    3.55
  Time deposits......................   276,884   15,498     5.60     160,916     9,604    5.97     104,916     4,724    4.50
  Funds purchased....................    65,380    3,365     5.15      35,921     2,143    5.97      27,893     1,111    3.98
  Other short-term borrowings........    31,610    2,032     6.43      12,994       732    5.63      10,028       503    5.02
  Long-term debt.....................       659       60     9.10         882        83    9.41       1,017        83    8.16
                                       --------  -------             --------   -------            --------   -------
        Total interest-bearing
          liabilities................   652,016   30,365     4.66     376,887    19,172    5.09     311,571    12,093    3.88
                                       --------  -------     ----    --------   -------    ----    --------   -------    ----
Demand deposits......................   105,362                        58,614                        57,267
Accrued interest and other
  liabilities........................    11,346                         9,086                         7,956
Stockholders' equity.................    62,439                        27,943                        25,723
                                       --------                      --------                      --------
        Total liabilities and
          stockholders' equity.......  $831,163                      $472,530                      $402,517
                                       --------                      --------                      --------
Net interest spread..................                        3.94%                         3.51%                         3.96%
                                                             ====                          ====                          ====
Net interest income/margin on a
  taxable equivalent basis...........             35,464     4.63%               19,008    4.28%               17,542    4.64%
                                                             ====                          ====                          ====
Tax equivalent adjustment(2).........                704                            213                           291
                                                 -------                        -------                       -------
Net interest income/margin...........            $34,760     4.54%              $18,795    4.23%              $17,251    4.56%
                                                 =======     ====               =======    ====               =======    ====

---------------

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.
(3) Fees in the amount of $1,768,000, $760,000 and $674,000 are included in interest and fees on loans for 1996, 1995 and 1994, respectively.

     During 1996, with little change in the overall interest rate levels from that in 1995, the Company experienced an increase in net interest income of $16.0 million, or 84.9%, to $34.8 million, compared with $18.8 million in 1995, as well as increases in the net interest spread of 43 basis points to 3.94% in 1996 from 3.51% in 1995, and the net interest margin of 31 basis points to 4.54% in 1996, compared with 4.23% in 1995. The primary reason for the increase in net interest income is the Merger. The primary reason for the increase in the net interest spread and net interest margin was an increase in the proportion of loans to other earnings assets. During 1996, net average earning assets increased by $46.9 million, or 70.1%, to $113.8 million from $66.9 million in 1995, while average loans increased $252.1 million to $570.8 million in 1996 from $318.7 million in 1995.

  Analysis of Changes in Net Interest Income

     The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 1996 and 1995. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                                 DECEMBER 31,
                                                         -------------------------------------------------------------
                                                             1996 COMPARED TO 1995           1995 COMPARED TO 1994
                                                                VARIANCE DUE TO                 VARIANCE DUE TO
                                                         ------------------------------   ----------------------------
                                                         VOLUME    YIELD/RATE    TOTAL    VOLUME   YIELD/RATE   TOTAL
                                                         -------   ----------   -------   ------   ----------   ------
                                                                            (AMOUNTS IN THOUSANDS)
EARNING ASSETS:
Loans..................................................  $23,626    ($  257)    $23,369  $3,548      $3,168     $6,716
Securities:
  Taxable..............................................    2,976       (160)      2,816     311          70        381
  Tax exempt...........................................    1,252         15       1,267      51           5         56
Cash balances in other banks...........................       22          4          26     207          --        207
Funds sold.............................................      318       (263)         55     897         236      1,133
Trading account securities.............................      112          4         116      50           2         52
                                                         -------    -------     -------  ------      ------     ------
         Total interest income.........................   28,306       (657)     27,649   5,064       3,481      8,545
INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts..................    1,274        (78)      1,196      55         123        178
Savings and money market deposits......................    2,516       (912)      1,604    (126)        886        760
Time deposits..........................................    6,523       (629)      5,894   3,027       1,853      4,880
Funds purchased........................................    1,552       (330)      1,222     377         655      1,032
Other short-term borrowings............................    1,183        117       1,300     162          67        229
Long-term debt.........................................      (20)        (3)        (23)    (12)         12         --
                                                         -------    -------     -------  ------      ------     ------
         Total interest expense........................   13,028     (1,835)     11,193   3,483       3,596      7,079
                                                         -------    -------     -------  ------      ------     ------
         Net interest income on a taxable equivalent
           basis.......................................  $15,278    $ 1,178      16,456  $1,581      $ (115)     1,466
                                                         =======    =======              ======      ======
Taxable equivalent adjustment..........................                            (491)                            78
                                                                                -------                         ------
Net interest income....................................                         $15,965                         $1,544
                                                                                =======                         ======

INTEREST SENSITIVITY

     The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.

     The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, and sources and prices of off-balance sheet commitments in order to decrease interest sensitivity risk. The Company uses computer simulations to measure the net income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

     The following table illustrates the Company's interest rate sensitivity at December 31, 1996, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS

                                                           DECEMBER 31, 1996
                         -------------------------------------------------------------------------------------
                                        AFTER ONE     AFTER THREE
                                         THROUGH        THROUGH
                         WITHIN ONE       THREE         TWELVE        WITHIN ONE     GREATER THAN
                           MONTH         MONTHS         MONTHS           YEAR          ONE YEAR        TOTAL
                         ----------     ---------     -----------     ----------     ------------     --------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
                                                    ASSETS
Earning assets:
  Loans(1).............  $ 262,877      $  54,702      $  93,894      $ 411,473        $198,857       $610,330
  Securities(2)........     10,992          4,400          5,526         20,918         128,337        149,255
  Interest-bearing
    deposits in other
    banks..............        200             --             --            200              --            200
  Funds sold...........     46,249             --             --         46,249              --         46,249
                         ---------      ---------      ---------      ---------        --------       --------
         Total
           interest-
           earning
           assets......  $ 320,318      $  59,102      $  99,420      $ 478,840        $327,194       $806,034
                                                 LIABILITIES
Interest-bearing
  liabilities:
  Interest-bearing
    deposits:
    Demand deposits....  $      --      $      --      $  84,714      $  84,714        $     --       $ 84,714
    Savings deposits...    137,918             --             --        137,918          44,099        182,017
    Time deposits(3)...     41,356         54,360        143,853        239,569          57,419        296,988
  Funds purchased......     91,871             --             --         91,871              --         91,871
  Short-term
    borrowings(4)......     43,968             --             --         43,968              --         43,968
  Long-term debt.......          2              4             18             24             276            300
                         ---------      ---------      ---------      ---------        --------       --------
         Total
           interest-
           bearing
         liabilities...  $ 315,115      $  54,364      $ 228,585      $ 598,064        $101,794       $699,858
                         ---------      ---------      ---------      ---------        --------       --------
Period gap.............  $   5,203      $   4,738      $(129,165)    $ (119,224)       $225,400
                         =========      =========      =========      =========        ========
Cumulative gap.........  $   5,203      $   9,941      $(119,224)     $(119,224)       $106,176       $106,176
                         =========      =========      =========      =========        ========       ========
Ratio of cumulative gap
  to total earning
  assets...............       0.65%          1.23%        (14.79)%       (14.79)%         13.17%

---------------

(1) Excludes nonaccrual loans of $1,111,000.
(2) Excludes investment equity securities of $3,506,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4) Includes treasury, tax and loan account of $2,968,000.

     The Company generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market interest rates when it is liability sensitive. The Company is liability sensitive throughout one year, except for the one to three-month and three-through twelve-month periods. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a monthly basis, management, through an independent loan review function, reviews the appropriate level for the allowance for loan losses based on the results of the internal monitoring and reporting system, analysis of economic conditions in its markets and a review of historical statistical data for both the Company and other financial institutions. Loan review evaluates the loan portfolio in accordance with regulatory guidelines and monitors those loans classified as doubtful, substandard and special mention. Internal classification combined with migration analysis of those classifications, currently covering 45 months, are tools utilized by loan review to make specific evaluations as to the level of allowance for loan losses necessary to reserve for expected loan losses in the portfolio. Also considered in management's evaluation of the adequacy of the allowance for loan losses are the level of nonperforming loans and the results of regulatory examinations conducted for each bank, including their evaluation of the Company's policies and procedures and classification of loans.

     Prior to the Merger, ANB and its banks observed a similar overall approach to determining the adequacy of the allowance for loan losses, except for an independent loan review function and its historical migration analysis. Management believes that required inspections conducted as a result of the Merger, as well as review of historical information, provide reliable indications of the adequacy of the allowance for loan losses maintained by ANB at the time of the acquisition. Complete adoption of the Company's procedures is expected to continue throughout much of 1997.

     Management's judgment as to the adequacy of the allowance for loan losses is also based upon assumptions about future events which it believes to be reasonable. These assumptions include consistent application of sound underwriting standards, continued low turnover among lending staff, general economic conditions including stable interest rates, and stable levels of nonperforming loans. Should these assumptions change, there is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional loan loss provisions will not be required.

     Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance for loan losses at an appropriate level as determined by management. Loan losses and recoveries are charged or credited directly to the allowance for loan losses. Nonperforming loans as a percentage of period-end loans were 0.28%, 0.42%, 0.53%, 1.13% and 1.87% at December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Loan loss provisions (recoveries) were $239,000, $409,000, $1,279,000, $(520,000) and $3,110,000 in 1996, 1995,
1994, 1993 and 1992, respectively.

                           ALLOWANCE FOR LOAN LOSSES

                                                     YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                     1996         1995         1994         1993         1992
                                   --------     --------     --------     --------     --------
                                            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
Total loans outstanding at end of
  period, net of unearned
  income.........................  $611,441     $553,119     $301,876     $265,965     $242,078
                                   ========     ========     ========     ========     ========
Average amount of loans
  outstanding, net of unearned
  income.........................  $570,816     $318,674     $279,180     $249,247     $253,072
                                   ========     ========     ========     ========     ========
Allowance for loan losses at
  beginning of period............  $  8,909     $  5,261     $  6,268     $  6,214     $  5,799
Charge-offs:
  Commercial, financial and
     agricultural................       691        1,073        2,924          498        3,453
  Real estate -- mortgage........       120          221          225          849          470
  Consumer.......................       532          132          104           99          387
                                   --------     --------     --------     --------     --------
          Total charge-offs......     1,343        1,426        3,253        1,446        4,310
                                   --------     --------     --------     --------     --------
Recoveries:
  Commercial, financial and
     agricultural................     1,184        1,014          429        1,408        1,202
  Real estate -- mortgage........       145          289          119          446          148
  Consumer.......................       188          238          192          166          265
                                   --------     --------     --------     --------     --------
          Total recoveries.......     1,517        1,541          740        2,020        1,615
                                   --------     --------     --------     --------     --------
          Net charge-offs
            (recoveries).........      (174)        (115)       2,513         (574)       2,695
Provision for (benefit of) loan
  losses.........................       239          409        1,279         (520)       3,110
Changes incidental to
  acquisitions...................        --        3,124          227           --           --
                                   --------     --------     --------     --------     --------
Allowance for loan losses at
  period-end.....................  $  9,322     $  8,909     $  5,261     $  6,268     $  6,214
                                   ========     ========     ========     ========     ========
Allowance for loan losses to
  period-end loans...............      1.52%        1.61%        1.74%        2.36%        2.57%
Net charge-offs (recoveries) to
  average loans..................     (0.03)       (0.04)        0.90        (0.23)        1.06

  Allocation of allowance

     There is no formal allocation of the allowance for loan losses by loan category.

  Nonperforming Assets

     The following table presents the Company's nonperforming assets for the dates indicated.

                              NONPERFORMING ASSETS

                                                                   AT DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
Nonaccrual loans.................................  $ 1,111   $ 1,245   $ 1,304   $ 1,465   $ 2,721
Restructured loans...............................      605       949       297     1,549     1,811
Loans past due 90 days or more and still
  accruing.......................................       --       126        --        --        --
                                                   -------   -------   -------   -------   -------
          Total nonperforming loans..............    1,716     2,320     1,601     3,014     4,532
Other real estate owned..........................      468       625       402       919     1,388
                                                   -------   -------   -------   -------   -------
          Total nonperforming assets.............  $ 2,184   $ 2,945   $ 2,003   $ 3,933   $ 5,920
                                                   =======   =======   =======   =======   =======
Allowance for loan losses to period-end loans....     1.52%     1.61%     1.74%     2.36%     2.57%
Allowance for loan losses to period-end
  nonperforming loans............................   543.24    384.01    328.61    207.96    137.11
Allowance for loan losses to period-end
  nonperforming assets...........................   426.83    302.51    262.66    158.37    104.97
Net losses (recoveries) to average loans.........    (0.03)    (0.04)     0.90     (0.23)     1.06
Nonperforming assets to period-end loans and
  foreclosed property............................     0.36      0.53      0.66      1.47      2.43
Nonperforming loans to period-end loans..........     0.28      0.42      0.53      1.13      1.87

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses. During the years ending December 31, 1996, 1995 and 1994, approximately $118,000, $67,000 and $178,000, respectively, in additional interest income would have been recognized in earnings if the Company's nonaccrual loans had been current in accordance with their original terms. In addition, during 1996, 1995 and 1994, interest income on nonaccrual and restructured loans of $79,000, $111,000 and $104,000, respectively, was actually included in the Company's net income.

     Total nonperforming assets decreased $761,000 to $2.2 million at December 31, 1996, from $2.9 million at December 31, 1995. The allowance for loan losses to period-end nonperforming assets was 426.8% at December 31, 1996, compared with 302.5% at December 31, 1995.

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of these statements did not have a material impact on the Company's nonperforming assets or comparability of classifications of nonperforming assets. See "Notes to the Consolidated Financial Statements" of the Company as of December 31, 1996.

  Potential Problem Loans

     A potential problem loan is one that management has serious doubts as to the borrower's future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that the Company's interests are protected. At December 31, 1996, the Company had 14 loans considered by management to be potential problem loans totaling $1,805,000. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

NONINTEREST INCOME AND EXPENSE

  Noninterest income

     The Company relies on four distinct product lines for the production of noninterest income: traditional retail and commercial banking, mortgage banking, trust services and investment services. Service charges on deposit accounts increased $2.2 million, or 129.2%, to $3.9 million for 1996, as compared to 1995. Gain on disposal of assets and deposits increased $332,000, or 89.5%, to $703,000 in 1996, compared with $371,000 in 1995, as a one-time gain on disposal of a branch and its related deposits of $274,000 and recurring gains on sale of mortgage loans of $509,000 were reduced by a one-time loss of $126,000 resulting from abandonment of computer equipment due to consolidation of the Company's data processing center. Trust fees grew 17.4% to $1.6 million for 1996. Investment services income increased $4.0 million, or 100.5%, to $7.9 million for 1996, compared with $3.9 million in 1995 as a result of significant increases in the investment services activity. Management anticipates activity to continue in the investment service division, but is unable to predict the impact on the future results of operations.

     The following table sets forth, for the periods indicated, the principal components of noninterest income.

                               NONINTEREST INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1996      1995     1994
                                                              -------   ------   ------
                                                               (AMOUNTS IN THOUSANDS)
Service charges on deposit accounts.........................  $ 3,853   $1,681   $1,528
Investment services income..................................    7,889    3,934      975
Trust fees..................................................    1,550    1,320    1,128
Gain on disposal of assets and deposits(1)..................      703      371      525
Securities gains (losses)...................................      (33)       3      (17)
Other.......................................................    1,783      433      386
                                                              -------   ------   ------
          Total noninterest income..........................  $15,745   $7,742   $4,525
                                                              =======   ======   ======

---------------

(1) The year ended December 31, 1996 includes the gain on the sale of a branch building and the related deposits of approximately $274,000 and the loss on the abandonment of computer equipment of approximately $126,000.

  Noninterest Expense

     The following table sets forth, for the periods indicated, the principal components of noninterest expense.

                              NONINTEREST EXPENSE

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
Salaries and employee benefits..............................  $21,466   $11,337   $ 8,172
Net occupancy expense.......................................    2,573     1,979     1,632
Furniture and equipment expense.............................    1,885       818       942
Amortization of goodwill....................................      272        56        56
Advertising.................................................      657       594       336
Banking assessments.........................................    1,028       500       876
Data processing expenses....................................    1,125       703       499
Legal and professional fees.................................    1,424     1,396       422
Non-credit losses (recoveries)..............................      (24)    1,219        36
Other.......................................................    5,980     2,296     1,276
                                                              -------   -------   -------
          Total noninterest expense.........................  $36,386   $20,898   $14,247
                                                              =======   =======   =======

     Overall salaries and employee benefits increased $10.1 million, or 89.3%, to $21.5 million in 1996, compared with $11.3 million in 1995. The majority of this increase is attributable to the Merger and commissions associated with additional sales volume in the investment services division of the Company. In addition, the Company recorded a $976,000 one-time charge connected with the settlement of employment contracts with the former Chairman and CEO of ANB, and one of the subsidiary bank presidents. Net occupancy expense increased $594,000, or 30.0%, to $2.6 million during 1996, attributable primarily to the Merger.

     Furniture and equipment expense, $1.9 million in 1996; amortization of goodwill, $272,000; advertising, $657,000 and data processing fees, $1.1 million in 1996, increased 130.4%, 385.7%, 10.6% and 60.0%, respectively, from 1995 as a result of the Merger.

     Banking assessments increased by $528,000, or 105.6%, to $1.0 million in 1996, from $500,000 in 1995. The increase is due, in part, to the Merger and to a one-time charge of $677,000 relating to recapitalization of the SAIF fund through a FDIC assessment.

     Other non-credit losses decreased by $1.2 million in 1996. The 1995 amount is attributable to three adverse judgments against the Company which were resolved during 1996. Legal and professional fees remained high in 1996, $1.4 million, as a result of continued litigation support and expenses related to the FIRSTBANC merger. Legal and professional fees totaled $1.5 million in 1995.

  Investment Services

     The following table sets forth, for the periods indicated, the summary of operations for the investment services departments of the Company:

                              INVESTMENT SERVICES

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1996      1995     1994
                                                              -------   -------   -----
                                                               (AMOUNTS IN THOUSANDS)
Investment services income..................................   $7,889    $3,934    $975
Other revenue...............................................    1,354       422      21
                                                               ------    ------    ----
          Total revenue.....................................    9,243     4,356     996
Expenses and allocated charges..............................    8,551     4,267     980
                                                               ------    ------    ----
Net investment services revenue.............................   $  692    $   89    $ 16
                                                               ======    ======    ====

     Investment services revenues have increased $4.8 million, or 112.2%, to $9.2 million in 1996 from $4.4 million in 1995 as a result of additional staff, new customer relations and favorable economic conditions. Other revenue consists of interest and dividends on trading assets and fee based services including, asset and liability reporting, bond accounting and security safekeeping. These results include certain income and expense items that are allocated by management to the investment services areas of the Company. These results are not necessarily the same as would be expected if these activities were conducted by an unrelated company.

EARNING ASSETS

  Loans

     Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $570.8 million in 1996 compared to $318.7 million in 1995, an increase of $252.1 million, or 79.1%. At December 31, 1996, total loans were $611.4 million, compared to $553.1 million at the end of 1995, an increase of $58.3 million, or 10.5%.

     Average growth in the Company's loan portfolio is attributable to an improvement in general economic conditions that resulted in increased loan demand from existing customers and the ability to attract new customers, while at the same time the Company maintained consistent underwriting standards. The following table shows the composition of the loan portfolio by category at the dates indicated.

                         COMPOSITION OF LOAN PORTFOLIO

                                                                  DECEMBER 31,
                              -------------------------------------------------------------------------------------
                                     1996                  1995                  1994                  1993
                              -------------------   -------------------   -------------------   -------------------
                                         PERCENT               PERCENT               PERCENT               PERCENT
                               AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                              --------   --------   --------   --------   --------   --------   --------   --------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial, financial and
  agricultural..............  $162,471     26.51%   $144,014     25.94%   $ 92,641     30.68%   $ 80,155     30.14%
Real estate:
  Construction..............    40,631      6.63      36,050      6.49      23,339      7.73      14,608      5.49
  Mortgage -- residential...   194,986     31.81     164,190     29.57      61,611     20.41      53,224     20.01
  Mortgage -- commercial....   136,707     22.31     138,848     25.01     100,005     33.12      92,637     34.83
  Mortgage -- other.........     2,263      0.37       3,105      0.56         537      0.18       1,251      0.47
Consumer....................    46,883      7.65      50,252      9.05      15,368      5.09      15,811      5.94
Other.......................    28,956      4.72      18,793      3.38       8,409      2.79       8,279      3.11
                              --------    ------    --------    ------    --------    ------    --------    ------
        Total gross loans...   612,897    100.00%    555,252    100.00%    301,910    100.00%    265,965    100.00%
                                          ======                ======                ======                ======
Unearned income.............    (1,456)               (2,133)                  (34)                   --
                              --------              --------              --------              --------
        Total loans, net of
          unearned income...   611,441               553,119               301,876               265,965
Allowance for loan losses...    (9,322)               (8,909)               (5,261)               (6,268)
                              --------              --------              --------              --------
        Total net loans.....  $602,119              $544,210              $296,615              $259,697
                              ========              ========              ========              ========

                                 DECEMBER 31,
                              -------------------
                                     1992
                              -------------------
                                         PERCENT
                               AMOUNT    OF TOTAL
                              --------   --------

Commercial, financial and
  agricultural..............  $ 73,852     30.51%
Real estate:
  Construction..............    17,714      7.32
  Mortgage -- residential...    37,872     15.64
  Mortgage -- commercial....    86,112     35.57
  Mortgage -- other.........     1,202      0.50
Consumer....................    14,778      6.10
Other.......................    10,550      4.36
                              --------    ------
        Total gross loans...   242,080    100.00%
                                          ======
Unearned income.............        (2)
                              --------
        Total loans, net of
          unearned income...   242,078
Allowance for loan losses...    (6,214)
                              --------
        Total net loans.....  $235,864
                              ========

     In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Company's market areas to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

     The principal component of the Company's loan portfolio is real estate mortgage loans. At year-end 1996, this category totaled $334.0 million and represented 54.6% of the total loan portfolio, compared to $306.1 million, or 55.1%, of the total loan portfolio, at year-end 1995.

     Commercial mortgage loans decreased $2.1 million, or 1.5%, to $136.7 million at December 31, 1996. Residential mortgage loans increased $30.8 million, or 18.8%, to $195.0 million at December 31, 1996, compared with $164.2 million at December 31, 1995, due primarily to an increased emphasis in residential lending, especially home equity lines of credit.

     Construction loans were $40.6 million at December 31, 1996, an increase of $4.6 million, or 12.8%, from $36.0 million at December 31, 1995.

     Commercial, financial and agricultural loans totaled $162.5 million at December 31, 1996, compared to $144.0 million at December 31, 1995, resulting in an increase of $18.5 million, or 12.8%.

     Consumer loans were $46.9 million at December 31, 1996, a decrease of $3.4 million or 6.7%.

     Other categories of loans comprised less than 10% at December 31, 1996 and 1995.

     The Company's loan portfolio represents diversification within its Alabama markets, and is represented in the higher growth Shelby, Baldwin and St. Clair counties. The Company engages in no foreign lending operations.

     The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the Company's loans maturing within specific intervals at December 31, 1996.

           LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                      DECEMBER 31, 1996
                                                -------------------------------------------------------------
                                                                   OVER ONE YEAR
                                                                   THROUGH FIVE
                                                ONE YEAR OR LESS       YEARS       OVER FIVE YEARS    TOTAL
                                                ----------------   -------------   ---------------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Commercial, financial and agricultural........      $120,620          $40,718          $ 1,133       $162,471
Real estate -- construction...................        28,378            7,076            5,177         40,631
Real estate -- residential....................        50,152           53,564           91,270        194,986
Real estate -- commercial.....................        30,434           79,122           27,151        136,707
Consumer......................................        19,833           25,623            1,427         46,883

                                                              PREDETERMINED    FLOATING
                                                                  RATES         RATES
                                                              -------------    --------
Maturing after one year but within five years...............    $135,419       $ 70,684
Maturing after five years...................................      46,667         79,491
                                                                --------       --------
                                                                $182,086       $150,175
                                                                ========       ========

     The information presented in the above table is based upon the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio.

  Securities

     Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of the Company's earning assets. Securities averaged $156.3 million during 1996, compared with $94.4 million during 1995, an increase of $61.9 million, or 65.6%, as a result of the Merger. At December 31, 1996, the securities portfolio totaled $150.8 million, including securities held to maturity with an amortized cost of $74.7 million and securities available for sale with a market value of $76.1 million.

     The following tables set forth the carrying value of securities held by the Company at the dates indicated.

                             INVESTMENT SECURITIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1996          1995
                                                              ---------     ---------
                                                              (AMOUNTS IN THOUSANDS)
U.S. Treasury...............................................    $ 3,446       $   968
U.S. Government Agencies....................................     60,513        49,735
State and political subdivisions............................     10,786        10,791
Other.......................................................         --           100
                                                                -------       -------
          Total.............................................    $74,745       $61,594
                                                                =======       =======

                         AVAILABLE FOR SALE SECURITIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1996          1995
                                                              ---------     ---------
                                                              (AMOUNTS IN THOUSANDS)
U.S. Treasury...............................................    $13,339       $26,199
U.S. Government Agencies....................................     50,343        54,633
State and political subdivisions............................      8,892         7,262
Other.......................................................      3,506         4,176
                                                                -------       -------
          Total.............................................    $76,080       $92,270
                                                                =======       =======

     The following tables show the scheduled maturity and average yields of securities owned by the Company at December 31, 1996.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

                                                                          DECEMBER 31, 1996
                                           -------------------------------------------------------------------------------
                                                                 AFTER ONE BUT       AFTER FIVE BUT
                                            WITHIN ONE YEAR    WITHIN FIVE YEARS    WITHIN TEN YEARS     AFTER TEN YEARS
                                           -----------------   -----------------   ------------------   ------------------
                                           AMOUNT   YIELD(1)   AMOUNT   YIELD(1)   AMOUNT    YIELD(1)   AMOUNT    YIELD(1)
                                           ------   --------   ------   --------   -------   --------   -------   --------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT YIELDS)
U.S. Government Agencies................. $3,446      6.02%    $  --        --%    $   --        --%    $   --        --%
State and political subdivisions.........    300      4.55     3,570      6.17     11,174      6.88     45,469      6.65
Other....................................    155      6.86     2,308      7.53      6,854      8.62      1,469      8.83
                                          ------               ------              -------              -------
        Total............................ $3,901      5.94%    $5,878     6.70%    $18,028     7.54%    $46,938     6.72%
                                          ======      ====     ======     ====     =======     ====     =======     ====

---------------

(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for federal income tax purposes of interest related to certain tax-exempt assets.

         SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS

                                                                          DECEMBER 31, 1996
                                           --------------------------------------------------------------------------------
                                                                  AFTER ONE BUT       AFTER FIVE BUT
                                            WITHIN ONE YEAR     WITHIN FIVE YEARS    WITHIN TEN YEARS     AFTER TEN YEARS
                                           ------------------   ------------------   -----------------   ------------------
                                           AMOUNT    YIELD(1)   AMOUNT    YIELD(1)   AMOUNT   YIELD(1)   AMOUNT    YIELD(1)
                                           -------   --------   -------   --------   ------   --------   -------   --------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT YIELDS)
U.S. Treasury............................ $11,529      5.66%    $1,810      5.48%    $  --        --%    $   --        --%
U.S. Government Agencies.................   3,073      6.30      9,772      6.37     2,733      5.84     34,765      7.10
Other....................................     479     11.18      5,317      8.13     1,065      6.23      2,031      7.61
                                          -------              -------              ------              -------
        Total(2)......................... $15,081      5.97%   $16,899     6.83%    $3,798      5.95%   $36,796      7.13%
                                          =======     ====     =======     ====     ======      ====    =======      ====

---------------

(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for federal income tax purposes of interest related to certain tax-exempt assets.
(2) Excludes $3,506,000 in investment equity securities.

     Mortgage-backed securities consisting of collateralized mortgage obligations and pass-through mortgage obligations totaling $91.9 million, classified as investment securities of $55.8 million and securities available for sale of $36.1 million, are included in the above table based upon the final scheduled maturity of the underlying mortgages. Management expects the annual repayment of the underlying mortgages to differ as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon both terms of the underlying mortgages and the relative level of mortgage interest rates. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note. Accordingly, management expects the collateralized mortgage obligations to mature in three to five years, and the pass-through mortgage obligations to mature in five to seven years.

     Other attributes of securities are discussed in "-- Interest Sensitivity" and "-- Accounting Rule Changes -- Accounting for Securities".

  Short-Term Investments

     The Company utilizes overnight investment of funds in Federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by the Company when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 1996, Federal funds sold and securities purchased under agreements to resell averaged $32.0 million, compared to $26.0 million during 1995, representing a $6.0 million, or 22.9%, increase as the Company experienced growth in both loans and investment securities.

  Trading Account Securities

     An important aspect of investment department operations, but less so to the Company in total, are trading account securities, which represent securities owned by the Company prior to delivery to the Company's customers. Trading account securities averaged $2.8 million in 1996 and $1.1 million in 1995; this small dollar amount reflects management's policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Average interest-bearing liabilities increased $275.1 million, or 73.0%, to $652.0 million in 1996, from $376.9 million in 1995 as a result of the Merger. Average interest-bearing deposits increased $227.3 million, or 69.5%, to $554.4 million in 1996, from $327.1 million in 1995 as a result of the Merger. Average Federal funds purchased and securities sold under agreements to repurchase increased $29.5 million, or 82.0%, to $65.4 million in 1996, from $35.9 million in 1995 resulting from reliance on borrowed funds to fund asset growth. Average short-term borrowings increased by $18.6 million, or 143.1%, to $31.6 million in 1996, compared to $13.0 million is 1995.

  Deposits

     Average total deposits increased $274.0 million, or 71.0%, to $659.7 million during 1996, from $385.7 million during 1995, as a result of the Merger. At December 31, 1996, total deposits were $674.7 million, compared with $676.5 million at December 31, 1995, a decrease of $1.8 million, or 0.3%.

     The following table sets forth the deposits of the Company by category at the dates indicated.

                                    DEPOSITS

                                                                       DECEMBER 31,
                        -----------------------------------------------------------------------------------------------------------
                               1996                  1995                  1994                  1993                  1992
                        -------------------   -------------------   -------------------   -------------------   -------------------
                                   PERCENT               PERCENT               PERCENT               PERCENT               PERCENT
                         AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                        --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
Demand................  $110,962     16.45%   $112,382     16.61%   $ 59,350     17.03%   $ 54,538     17.00%   $ 63,205     18.93%
NOW...................    84,714     12.56     105,625     15.61      35,149     10.09      39,171     12.21      40,350     12.09
Savings and money
  market..............   182,017     26.98     181,032     26.76     125,081     35.90     134,636     41.98     145,367     43.55
Time less than
  $100,000............   225,625     33.44     217,678     32.18      98,394     28.24      61,898     19.30      57,171     17.13
Time greater than
  $100,000............    71,363     10.57      59,819      8.84      30,445      8.74      30,511      9.51      27,698      8.30
                        --------    ------    --------    ------    --------    ------    --------    ------    --------    ------
        Total
          deposits....  $674,681    100.00%   $676,536    100.00%   $348,419    100.00%   $320,754    100.00%   $333,791    100.00%
                        ========    ======    ========    ======    ========    ======    ========    ======    ========    ======

     Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. The Company's core deposits total $603.3 million, or 89.4%, of total deposits at December 31, 1996 and totaled $616.7 million, or 91.1%, of total deposits at December 31, 1995.

     Deposits, in particular core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 90.6% at December 31, 1996, and 81.8% at the end of 1995, and the ratio averaged 86.5% during 1996. The maturity distribution of the Company's time deposits in excess of $100,000 at December 31, 1996, is shown in the following table.

              MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME
                          DEPOSITS OF $100,000 OR MORE

                                                                          DECEMBER 31, 1996
                                                     -----------------------------------------------------------
                                                                  AFTER ONE   AFTER THREE   AFTER SIX
                                                                   THROUGH      THROUGH      THROUGH      AFTER
                                                     WITHIN ONE     THREE         SIX         TWELVE     TWELVE
                                                       MONTH       MONTHS       MONTHS        MONTHS     MONTHS
                                                     ----------   ---------   -----------   ----------   -------
                                                                       (AMOUNTS IN THOUSANDS)
Certificates of deposit of $100,000 or more........   $17,456      $12,306      $13,785       $7,249     $7,873
Other time deposits of $100,000 or more............    12,694           --           --           --         --
                                                      -------      -------      -------       ------     ------
          Total....................................   $30,150      $12,306      $13,785       $7,249     $7,873
                                                      =======      =======      =======       ======     ======

     Approximately 60% of the Company's time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets with large certificates of deposit obtained through brokers. The Company has not historically used broker deposits.

  Borrowed Funds

     Borrowed funds include three broad categories; Federal funds purchased and securities sold under agreements to repurchase, treasury, tax and loan balances and borrowings from an independent bank. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to the Company's maintenance of short-term and long-term liquidity.

     Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of the Company, as well as a cash management tool offered to corporate customers. At December 31, 1996, these funds totaled $91.9 million, compared with $58.9 million at December 31, 1995.

     At December 31, 1996 Treasury, tax and loan balances totaled $3.0 million, compared to $2.4 million at December 31, 1995. The Company collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

     The Company's average borrowing from an independent bank under a $23 million credit facility was $19.2 million during 1996, compared with $9.9 million during 1995. As of December 31, 1996, the remaining principal balance under this credit facility was $17.0. This credit facility bears interest at the rate of LIBOR, plus 125 basis points, and became due on January 27, 1997. Effective January 27, 1997, the credit facility was renegotiated to provide for borrowings up to $20.0 million at LIBOR plus 100 basis points, due January 27, 1998, secured by stock in the subsidiary banks.

     Two subsidiary banks are members of the Federal Home Loan Bank ("FHLB"). At December 31, 1996, the total amount outstanding under available FHLB lines of $60.2 million was $24.0 million, compared to $6.0 million at December 31, 1995.

     The following table sets forth, for the periods indicated, the principal components of borrowed funds.

                                 BORROWED FUNDS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PERCENTAGES)
Federal funds purchased and securities sold under agreements to repurchase:
  Balance at end of period..................................  $91,871   $58,921   $30,935
  Average balance outstanding...............................   65,380    35,921    27,893
  Maximum outstanding at any month's end....................   91,871    58,921    37,889
  Weighted average interest rate at period-end..............     5.93%     5.65%     5.40%
  Weighted average interest rate during the period..........     5.15      5.97      3.98
Treasury, tax and loan:
  Balance at end of period..................................  $ 2,968   $ 2,441   $ 2,895
  Average balance outstanding...............................    2,767     3,060     2,853
  Maximum outstanding at any month's end....................    6,242     6,662     5,298
  Weighted average interest rate at period-end..............     5.15%     5.40%     3.40%
  Weighted average interest rate during the period..........     4.01      5.36      3.50
Notes Payable:
  Balance at end of period..................................  $17,000   $15,280   $ 7,150
  Average balance outstanding...............................   18,867     9,934     7,175
  Maximum outstanding at any month's end....................   21,376    15,280     7,350
  Weighted average interest rate at period-end..............     6.75%     6.94%     7.36%
  Weighted average interest rate during the period..........     7.19      7.18      5.62
Advances from the Federal Home Loan Bank:
  Balance at end of period..................................  $24,000   $ 6,000   $    --
  Average balance outstanding...............................    9,976        --        --
  Maximum outstanding at any month's end....................   24,000     6,000        --
  Weighted average interest rate at period-end..............     6.01%     5.98%       --%
  Weighted average interest rate during the period..........     5.70        --        --

  Long-Term Debt

     The Company is obligated under capital leases for two branch facilities. At December 31, 1996 and 1995, obligations under capital leases were $300,000, and $324,000, respectively. Annual amortization of such capital lease obligations is approximately $21,000. At December 31, 1995, FIRSTBANC owed $497,000 under a note payable to an independent bank which was repaid during 1996.

CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT

  Capital Resources

     The Company's stockholders' equity increased $7.9 million, or 13.6%, to $66.1 million at December 31, 1996, from $58.2 million December 31, 1995. This net increase was primarily attributable to net income for 1996 of $9.7 million, less dividends paid of $1.7 million.

     Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier I capital. Tier I capital consists of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, under the guidelines, the Company and the Banks must maintain a minimum Tier I leverage ratio of Tier I capital to total assets of at least 3%, but this minimum ratio is typically increased by 100 to 200 basis points for other than the highest rated institutions.

     The Company exceeded its fully phased-in regulatory capital ratios at December 31, 1996, 1995 and 1994, as set forth in the following table.

                              ANALYSIS OF CAPITAL

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
                                                                  (AMOUNTS IN THOUSANDS,
                                                                   EXCEPT PERCENTAGES)
Tier 1 Capital.............................................  $ 59,800    $ 51,460    $ 32,344
Tier 2 Capital.............................................     7,983       7,143       3,878
                                                             --------    --------    --------
          Total qualifying capital(1)......................  $ 67,783    $ 58,603    $ 36,222
                                                             ========    ========    ========
Risk-adjusted total assets (including off-balance sheet
  exposures)...............................................  $638,641    $571,448    $310,206
Tier 1 risk-based capital ratio (4.00% required minimum)...      9.36%       9.01%      10.43%
Total risk-based capital ratio (8.00% required minimum)....     10.61       10.26       11.68
Tier 1 leverage ratio (4.00% required minimum).............      7.09       10.47        7.49

---------------

(1) Does not include $1,339,000, $1,766,000 and $1,383,000 of the Company's
    allowance for loan losses at December 31, 1996, 1995 and 1995, respectively, in excess of 1.25% of risk-adjusted total assets.

     Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the Banks exceeded these regulatory capital ratios at December 31, 1996, as set forth in the following table.

                              BANK CAPITAL RATIOS

                                                                        DECEMBER 31, 1996
                                                              -------------------------------------
                                                              TIER 1 RISK    TOTAL RISK     TIER 1
                                                                 BASED         BASED       LEVERAGE
                                                              -----------    ----------    --------
National Bank of Commerce of Birmingham.....................     10.47%        11.72%        8.10%
Alabama Exchange Bank.......................................     13.17         14.42         9.33
Bank of Dadeville...........................................     12.24         13.38         9.28
Citizens Bank of Talladega..................................     15.95         17.20         9.76
First Bank of Baldwin County................................     13.87         15.07         9.13
First National Bank of Ashland..............................     12.60         13.71         8.29
Gulf Bank...................................................     12.32         13.57         9.96

  Liquidity Management

     Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of an entity to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.

     Without proper liquidity management, the Company will not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

     Increased liquidity in typical interest rate environments often involves decreasing profits by investing in earning assets with shorter maturities. Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

     Assets included in the Company's Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell position, including interest-bearing deposits in other banks, its primary source of liquidity, averaged $35.9 million during 1996 and was $46.4 million at December 31, 1996, and averaged $29.6 million during 1995 and was $49.0 million at December 31, 1995. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provide a constant source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $69 million at December 31, 1996 provide the Company an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See "-- Loans" and "Securities."

     Liquidity can also be managed using liabilities included in the Company's Consolidated Statement of Condition, such as Federal funds purchased and securities sold under agreements to repurchase and short-term borrowing. Combined Federal funds purchased and securities sold under agreements to repurchase and short-term borrowing averaged $97.0 million during 1996 and was $135.8 million at December 31, 1996, and averaged $48.9 million during 1995 and was $82.6 million at December 31, 1995. Overnight borrowing lines with upstream correspondent banks, $75 million at December 31, 1996, of which $30 million was unused, provide additional sources of liquidity to the Company on an unsecured basis. The Federal Home Loan Bank provides secured and unsecured credit lines to two of the Company's banks totaling approximately $60.2 million. At December 31, 1996, advances under these lines totaled $24 million. Long-term liquidity needs are met through the Company's deposit base (approximately 89% of the Company's deposits at December 31, 1996, are considered core deposits), and the repayment of loans and other investments as they mature. The Company is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits and the amount and mix of longer-term investments in its portfolio.

     The Company, as a stand alone corporation, has more limited access to liquidity sources than its banks and depends on dividends from its subsidiaries as its primary source of liquidity. The Company's liquidity is diminished by required payments on its outstanding short-term debt. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material negative impact on the liquidity available to the Company. (See Note 3 to the Company's Consolidated Financial Statements.) If circumstances warrant, the Company's short-term liquidity needs can also be met by additional borrowings of approximately $3 million representing the unused portion of the Company's credit facility with an unrelated bank. See "--Borrowed Funds."

FOURTH QUARTER REVIEW

     The Company recorded net income of $2.8 million in the quarter ending December 31, 1996 ("the 1996 period"), compared with $522,000 during the quarter ending December 31, 1995 ("the 1995 period"), an increase of $2.3 million, or 433.1%.

     Net interest income increased $3.9 million, or 77.0%, to $9.0 million, during the 1996 period from $5.1 million during the 1995 period, resulting primarily from an increase in average earning assets to $783.0 million during the 1996 period, from $494.6 million during the 1995 period, primarily as a result of the Merger.

     The Company recorded a provision for loan losses of $30,000 during the 1996 period, compared with $199,000 during the 1995 period, a decrease of $169,000, or 84.9%.

     Noninterest income was $3.8 million during the 1996 period, compared with $3.1 million during the 1995 period, representing an increase of $774,000, or 25.7%, primarily as a result of the Merger.

     Noninterest expense increased by $1.7 million, or 23.3%, to $9.1 million during the 1996 period, compared with $7.4 million during the 1995 period and is attributable to the Merger. During the 1995 period, the Company provided $1.2 million for three adverse judgments against the Company.

ACCOUNTING RULE CHANGES

  Accounting for Loan Impairments

     In May 1993, the FASB issued SFAS 114, and in October 1994, the FASB issued SFAS 118 which amended SFAS 114. SFAS 114 and 118 provide for the use of present value accounting to determine the reserve for possible credit losses on certain loans, including loans that have been modified as part of a troubled debt restructuring. These statements were adopted by the Company effective January 1, 1995, resulting in no additional provision for loan losses at January 1, 1995, or during the years ended December 31, 1996 and 1995.

  Accounting for Securities

     In May 1993, the FASB issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 provides for the classification of investment securities into the following three categories: trading, available-for-sale and held-to-maturity. Debt securities that an enterprise has the intent and ability to hold until maturity are classified as held-to-maturity and reported at amortized cost. Trading securities and available-for-sale securities are reported at market value with unrealized gains and losses on trading securities reported in income and unrealized gains and losses on available-for-sale securities reported as a net amount in a separate component of stockholders' equity until realized. The Company adopted SFAS 115 on January 1, 1994. At December 31, 1996, the Company held $76.1 million securities available-for-sale and $74.7 million securities held-to-maturity and reflected an unrealized loss after tax of $84,000 as a separate component of stockholders' equity.

  Accounting for the Impairment of Long-Lived Assets

     In March, 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes standards for the identification of long-lived assets, including certain identifiable intangibles and goodwill that may need to be written down because of an entity's inability to recover the assets' carrying value. The Company adopted SFAS 121 effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the Company's consolidated financial statements.

  Accounting for Mortgage Servicing Rights

     In May, 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights." The Company does not currently retain servicing rights related to a significant portion of the mortgage loans it originates. The Company adopted SFAS 122 effective January 1, 1996. The adoption of SFAS 122 did not have a material impact on the Company's consolidated financial statements.

  Accounting for Stock-Based Compensation

     In October, 1995 the FASB issued SFAS 123, "Accounting for Stock-Based Compensation," which calls for a value based method. Beginning in 1996, compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the service period. The effects of applying this statement during initial phase-in period are not necessarily representative of the effects on future years.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In October, 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No, 125," which establishes standards in 1997 for accounting for certain transfers of assets and extinguishments of liabilities. It requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Certain guidelines set forth in the statement must be met before an asset can be considered transferred or a liability extinguished. This statement is applied prospectively for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management does not believe the adoption of SFAS 125, as amended by SFAS 127, will have a material effect on the consolidated financial statements of the Company.

IMPACT OF INFLATION

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and its subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

INDUSTRY DEVELOPMENTS

     Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.

TECHNOLOGY CONSIDERATIONS

     The Company uses vendor-purchased software to process information relating to its operations and financial reporting. In addition, the Company relies upon information processed by third parties using computer software which may be vendor-purchased or internally developed. Management believes that its purchased software will not require any programming modifications related to the software's date-driven functions. Although an in-depth study has not been performed, management does not believe that modifications to software incurred by any of their third-party processors will have a material financial impact on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Financial Statements and Financial Statement Schedules of ANB and subsidiaries listed in Item 14(a) have been included in this report beginning on page F-1. The Supplementary Financial Information required by Item 302 of Regulation S-K is set forth below. The information for the first two quarters in 1996 and each quarter in 1995 differs from that previously reported in ANB's Quarterly Reports on Form 10-Q for the first two quarters of 1996 and 1995 and in ANB's Annual Report on Form 10-K for the year ended December 31, 1995, because the merger with FIRSTBANC was accounted for as a pooling of interests.

                       SELECTED QUARTERLY FINANCIAL DATA
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      1996 QUARTERS                               1995 QUARTERS
                                        -----------------------------------------   -----------------------------------------
                                         FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                        --------   --------   --------   --------   --------   --------   --------   --------
Summary of Operations:
  Interest income.....................  $ 16,194   $ 16,133   $ 16,146   $ 16,652   $  8,573   $  9,117   $  9,839   $ 10,438
  Interest expense....................     7,847      7,487      7,350      7,681      4,096      4,622      5,085      5,369
  Net interest income.................     8,347      8,646      8,796      8,971      4,477      4,495      4,754      5,069
  Provision for loan losses...........       152         57         --         30          6          2        202        199
  Securities gains (losses)...........        31          3          7        (44)        --         --         --          3
  Noninterest income..................     4,121      3,964      3,856      3,837        961      1,447      2,268      3,063
  Noninterest expense.................     8,603      9,542      9,173      9,068      3,709      4,335      5,498      7,356
  Net income..........................     2,360      1,997      2,585      2,783      1,155      1,530      1,019        522
  Dividends on preferred stock........        --         --          4         --         79         --        600        174
  Dividends on common stock...........       307        307        554        579         --         --         --         --
Per Common Share Data:
  Book Value..........................  $   9.20   $   9.43   $   9.73   $  10.15   $   6.77   $   7.51   $   7.55   $   8.94
  Tangible book value.................      8.05       8.29       8.60       9.03       5.96       6.71       6.76       7.78
  Net income(1).......................      0.35       0.30       0.39       0.41       0.37       0.53       0.15       0.12
  Dividends declared..................      0.05       0.05       0.09       0.09         --         --         --         --
Balance Sheet Highlights At
  Period-End:
    Total assets......................  $828,686   $827,024   $841,191   $887,712   $430,652   $468,830   $515,522   $839,723
    Securities........................   162,112    157,602    153,260    152,761     86,808     90,452     96,688    158,266
    Loans, net of unearned income.....   558,089    569,379    588,707    611,441    309,864    322,588    331,869    553,119
    Allowance for loan losses.........     8,816      9,086      9,245      9,322      4,955      4,978      5,494      8,909
    Deposits..........................   661,340    674,799    668,225    674,681    362,022    377,593    413,339    676,536
    Short-term debt...................    21,250     32,150     41,434     41,000      9,700      9,700     10,780     21,280
    Long-term debt....................       795        768        307        300        921        897        872        821
    Stockholders' equity..............    59,918     61,394     63,398     66,121     25,837     28,848     27,888     58,189

---------------

(1) Per common share net income is calculated based upon net income as adjusted for cash dividends on preferred stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE

     On April 25, 1996, the Board of Directors of ANB, upon the recommendation of its Audit Committee, approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the year ending December 31, 1996. Coopers & Lybrand L.L.P. had served as the independent auditors for ANB's predecessor, NCC and its subsidiaries, for each of the years ended December 31, 1994, 1993, 1992 and 1991, and was serving as the independent auditor of NCC in 1995, when their engagement ended on the effective date of the Merger.

     ANB engaged Ernst & Young LLP as its independent auditors for the years ended December 31, 1995, 1994, and 1993. Ernst & Young LLP expressed its unqualified opinion as the consolidated financial statements of ANB and its subsidiaries for each of those years in its report dated February 29, 1996.

     Because the Merger resulted in a change of control, the consolidated financial statements of the Registrant for the years prior to 1996 include only the results of operations of NCC. Accordingly, the report of Ernst & Young LLP, dated February 29, 1996, with respect to ANB's consolidated financial statements referenced the unqualified opinion of Coopers & Lybrand L.L.P., dated January 27, 1995, with respect to the consolidated statement of condition of ANB (formerly reported as NCC) for the year ended December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 1994.

     There were no disagreements during 1995 or 1994 between ANB and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject manner of the disagreement in its report.

     ANB retained Ernst & Young, LLP to audit the separate 1996 financial statements of ANB's wholly-owned subsidiary, NBC Securities, Inc., a registered broker-dealer.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding Executive Officers is included in Part I of this Form 10-K (page 14) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

     The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 4, 1997.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 4, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 4, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or before April 4, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (2) and (d) -- Financial Statements and Financial Statement Schedules.

     Financial Statements: The Consolidated Financial Statements of ANB and subsidiaries, included herein (pages F-1 to F-28) are as follows:

        Reports of Independent Auditors

           Coopers & Lybrand L.L.P.

           Ernst & Young, LLP

        Consolidated Statements of Condition -- December 31, 1996 and 1995

        Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

     Financial Statement Schedules: All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are inapplicable and therefore have been omitted.

  (b) Reports on Form 8-K.

     Report on Form 8-K filed October 8, 1996 to report ANB's merger with FIRSTBANC effective September 30, 1996.

  (c) Exhibits.

     The exhibits listed on the exhibit index on page 44 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 19th day of March, 1997.
                                          ALABAMA NATIONAL BANCORPORATION

                                          By:    /s/ JOHN H. HOLCOMB, III
                                            ------------------------------------
                                                    John H. Holcomb, III
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                        DATE
                        ----                                        -----                        ----

              /s/ JOHN H. HOLCOMB, III                   Chairman and Chief Executive          March 19, 1997
-----------------------------------------------------      Officer (principal
                John H. Holcomb, III                       executive officer)

              /s/ VICTOR E. NICHOL, JR.                  President and Chief                   March 19, 1997
-----------------------------------------------------      Operating Officer and
                Victor E. Nichol, Jr.                      Director

               /s/ JAMES S. PARKS, JR.                   Senior Vice President --              March 19, 1997
-----------------------------------------------------      Finance, Controller and
                 James S. Parks, Jr.                       Treasurer (principal
                                                           financial and accounting
                                                           officer)

                                                         Director                              March   , 1997
-----------------------------------------------------
               James R. Andrews, M.D.

                /s/ T. MORRIS HACKNEY                    Director                              March 19, 1997
-----------------------------------------------------
                  T. Morris Hackney

                  /s/ JOHN D. JOHNS                      Director                              March 19, 1997
-----------------------------------------------------
                    John D. Johns

                                                         Director                              March   , 1997
-----------------------------------------------------
               James Mailon Kent, Jr.

                /s/ C. PHILLIP MCWANE                    Director                              March 19, 1997
-----------------------------------------------------
                  C. Phillip McWane

               /s/ DRAYTON NABERS, JR.                   Director                              March 19, 1997
-----------------------------------------------------
                 Drayton Nabers, Jr.

                                                         Director                              March   , 1997
-----------------------------------------------------
                Ronald W. Orso, M.D.

           /s/ G. Ruffner Page, Jr.                      Director                              March 19, 1997
-----------------------------------------------------
                G. Ruffner Page, Jr.

               /s/ W. STANCIL STARNES                    Director                              March 19, 1997
-----------------------------------------------------
                 W. Stancil Starnes

              /s/ WILLIAM D. MONTGOMERY                  Director                              March 19, 1997
-----------------------------------------------------
                William D. Montgomery

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                DESCRIPTION                         REFERENCE
--------                               -----------                           ----
 3.1      --   Certificate of Incorporation................................  (1)
 3.1A     --   Certificate of Amendment of Certificate of Incorporation....   *
 3.2      --   Bylaws......................................................  (1)
 4.1      --   Provisions of the Certificate of Incorporation and the
               Bylaws of Alabama National BanCorporation which Define the
               Rights of Securityholders...................................  (1)
 4.2      --   Certificate of Merger filed with the Secretary of State of the State of Delaware on December 29, 1995..................
10.1      --   Deferred Compensation Agreement dated August 18, 1992,
               between James A. Taylor and Alabama Exchange Bank...........  (1)
10.2      --   Deferred Compensation Agreement dated September 9, 1985, as amended, between James A. Taylor and Bank of Dadeville......  (1)
10.3      --   Deferred Compensation Agreement dated September 9, 1985, as amended, between James A. Taylor and Bank of Dadeville as
               successor to The Camp Hill Bank.............................  (1)
10.4      --   Deferred Compensation Agreement dated September 9, 1985, as amended, between James A. Taylor and First National Bank of
               Ashland.....................................................  (1)
10.5      --   Agreement to Allocate Consolidated Federal Income Tax
               Liabilities and Benefits, effective December 20, 1986,
               between Alabama National BanCorporation and Alabama Exchange
               Bank........................................................  (1)
10.6      --   Agreement to Allocate Consolidated Federal Income Tax
               Liabilities and Benefits, effective December 20, 1986,
               between Alabama National BanCorporation and Bank of
               Dadeville...................................................  (1)
10.7      --   Agreement to Allocate Consolidated Federal Income Tax
               Liabilities and Benefits, effective December 20, 1986,
               between Alabama National BanCorporation and First National
               Bank of Ashland.............................................  (1)
10.8      --   Agreement to Allocate Consolidated Federal Income Tax
               Liabilities and Benefits, effective January 4, 1988, between
               Alabama National BanCorporation and Gulf Bank...............  (1)
10.9      --   Agreement to Allocate Consolidated Federal Income Tax
               Liabilities and Benefits, effective July 1, 1994, between
               Alabama National BanCorporation and St. Clair Federal
               Savings Bank................................................  (3)
10.10     --   Agreement to Allocate Consolidated Federal Income Tax
               Liabilities and Benefits, effective July 10, 1992, between
               Alabama National BanCorporation and Citizens Bank of
               Talladega...................................................  (3)
10.11     --   Alabama National BanCorporation 1994 Stock Option Plan......  (1)
10.12     --   Form of Stock Option Agreement utilized in connection with the 1994 Stock Option Plan..................................  (2)
10.13     --   Engagement letter among J.C. Bradford & Co., Raymond James &
               Associates and Alabama National BanCorporation, dated March
               30, 1995....................................................  (3)
10.14     --   Agreement dated September 18, 1995, by and among James A.
               Taylor and Frank W. Whitehead, Alabama National
               BanCorporation, National Commerce Corporation and Commerce
               Bankshares, Inc.............................................  (3)
10.14A    --   Amendment to Agreement dated September 18, 1995 executed by
               James A. Taylor, Alabama National BanCorporation, National
               Commerce Corporation and Commerce Bankshares, Inc. on
               November 17, 1995...........................................  (3)

EXHIBIT
 NUMBER                                DESCRIPTION                           PAGE
--------                               -----------                           ----
10.15     --   Agreements among the following for the deferral of the
               exercise of stock options...................................  (3)
               (a) James A. Taylor
               (b) Frank W. Whitehead
               (c) Ronald W. Orso, M.D.
               (d) William V. Muse, Ph.D.
               (e) James R. Andrews, M.D.
               (f) Carl F. Bailey
               (g) James M. Kent, Jr.
               (h) M. W. Milner
               (i) William L. Clark
               (j) Robert L. Davis
               (k) Johnny G. Dutton
               (l) Jimmy R. McIntosh
               (m) Frank Ray Miller
               (n) Wayne Glasscock
               (o) Roger Guin
10.16     --   Commerce Bankshares, Inc. Long Term Incentive Compensation
               Plan........................................................  (3)
10.16(a)  --   Form of Incentive Stock Option Agreement....................  (3)
10.16(b)  --   Form of Restricted Stock Agreement..........................  (3)
10.17     --   Lease Agreement between Woodward Properties and NBC.........  (3)
10.18     --   NBC Pension Plan............................................  (4)
10.19     --   Deposit Liabilities Assumption Agreement dated December 22,
               1995, between Talladega Federal Savings & Loan Association and The First National Bank in Sylacauga....................  (4)
10.20     --   Credit Agreement between Alabama National BanCorporation and
               AmSouth Bank of Alabama dated as of December 29, 1995
               relating to a $23,000,000 Revolving Loan....................  (4)
10.20(a)  --   Promissory Note between Alabama National BanCorporation and
               AmSouth Bank of Alabama dated as of December 29, 1995
               relating to a $23,000,000 Revolving Loan....................  (4)
10.20(b)  --   Pledge Agreement between Alabama National BanCorporation and
               AmSouth Bank of Alabama dated as of December 29, 1995
               relating to a $23,000,000 Revolving Loan....................  (4)
10.21     --   Agreement and Plan of Merger dated as of June 10, 1996
               between Alabama National BanCorporation and FIRSTBANC.......  (6)
10.22     --   Separation Agreement between Alabama National BanCorporation
               and James A. Taylor dated April 30, 1996....................   *
10.23     --   Alabama National BanCorporation Performance Share Plan......   *
10.24     --   Alabama National BanCorporation Deferred Compensation Plan
               for Directors Who Are Not Employees of the Company..........   *
16.1      --   Letter from Ernst & Young LLP regarding Change in Certifying
               Accountant..................................................  (5)
21.1      --   Subsidiaries of Alabama National BanCorporation.............   *
23.1      --   Consent of Ernst & Young LLP................................   *
23.2      --   Consent of Coopers & Lybrand L.L.P..........................   *
27        --   Financial Data Schedule (for SEC use only)..................   *

---------------

(1) Filed as an Exhibit to ANB's Registration Statement on Form S-1 (Commission File No. 33-83800) and is incorporated herein by reference.

(2) Filed as an Exhibit to ANB's Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.
(3) Filed as an Exhibit to ANB's Registration Statement on Form S-4 (Commission File No. 33-97152) and is incorporated herein by reference.
(4) Filed as an Exhibit to ANB's Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.
(5) Filed as an Exhibit to ANB's Form 8-K/A filed on July 10, 1996 and is incorporated herein by reference.
(6) Filed as an Exhibit to ANB's Form 8-K filed on October 10, 1996 and is incorporated herein by reference.


* Filed herein.

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 14(A)(1) AND (2) AND (D)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                        ALABAMA NATIONAL BANCORPORATION
                              BIRMINGHAM, ALABAMA

                        ALABAMA NATIONAL BANCORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                    CONTENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Reports of Independent Accountants........................  F-2
  Consolidated Statements of Condition......................  F-4
  Consolidated Statements of Income.........................  F-5
  Consolidated Statements of Changes in Stockholders'
     Equity.................................................  F-6
  Consolidated Statements of Cash Flows.....................  F-7
  Notes to Consolidated Financial Statements................  F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Alabama National BanCorporation

     We have audited the consolidated statement of condition of Alabama National BanCorporation and Subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years ended December 31, 1996 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated statement of condition of Alabama National BanCorporation for the year ended December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1995 (prior to restatement) were audited by other auditors whose report dated February 29, 1996 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alabama National BanCorporation and Subsidiaries as of December 31, 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1994, in conformity with generally accepted accounting principles.

     We also audited the combination of the accompanying consolidated statement of condition as of December 31, 1995 and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended, after restatement for the 1996 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements. We also audited the reclassifications described in Note 2 that were applied to the 1995 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 1996. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investments in 1994.


/s/ Coopers & Lybrand L.L.P.
----------------------------
    Coopers & Lybrand L.L.P.


Birmingham, Alabama
January 15, 1997

                        Report of Independent Auditors

The Board of Directors
Alabama National BanCorporation

We have audited the consolidated statement of condition of Alabama National BanCorporation and subsidiaries (Alabama National BanCorporation) as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented
seperately herein).   The financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alabama National BanCorporation as of December 31, 1995 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
---------------------


Birmingham, Alabama
February 29, 1996

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1996 AND 1995

                                                                1996       1995
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
Cash and due from banks.....................................  $ 36,730   $ 39,202
Interest-bearing deposits in other banks....................       200     11,168
Investment securities (market value $74,772 and $61,618 for
  1996 and 1995, respectively)..............................    74,745     61,594
Securities available for sale...............................    76,080     92,270
Trading securities..........................................     1,936      4,402
Federal funds sold and securities purchased under agreements
  to resell.................................................    46,249     37,820
Loans.......................................................   612,897    555,252
Unearned income.............................................    (1,456)    (2,133)
                                                              --------   --------
Loans, net of unearned income...............................   611,441    553,119
Allowance for loan losses...................................    (9,322)    (8,909)
                                                              --------   --------
         Net loans..........................................   602,119    544,210
                                                              --------   --------
Property, equipment, and leasehold improvements, net........    20,891     20,163
Intangible assets...........................................     7,308      7,595
Other assets................................................    21,454     21,299
                                                              --------   --------
                                                              $887,712   $839,723
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing.....................................  $110,962   $112,382
    Interest bearing........................................   563,719    564,154
                                                              --------   --------
         Total deposits.....................................   674,681    676,536
                                                              --------   --------
Federal funds purchased and securities sold under agreements
  to repurchase.............................................    91,871     58,921
Treasury tax and loan accounts..............................     2,968      2,441
Short-term borrowings.......................................    41,000     21,280
Accrued expenses and other liabilities......................    10,771     21,535
Long-term debt..............................................       300        821
                                                              --------   --------
         Total liabilities..................................   821,591    781,534
                                                              --------   --------
Commitments and contingencies (see Note 11)
Stockholders' equity:
  Senior noncumulative floating rate preferred stock, $1,000 par; authorized 4,000 shares; no shares issued or
    outstanding.............................................
  Floating rate cumulative preferred stock, $1,000 par;
    authorized 4,000 shares; no shares issued or
    outstanding.............................................
  Noncumulative floating rate preferred stock, $1,000 par;
    authorized 6,000 shares; no shares issued or
    outstanding.............................................
  10% noncallable preferred stock, $1 par; authorized 6,230
    shares; no shares issued or outstanding.................
  Preferred stock, $1 par; authorized 100,000 shares; no
    shares issued or outstanding............................
Common stock, $1 par; authorized 10,000,000 shares; issued
  and outstanding 6,515,418 and 6,505,418 shares,
  respectively..............................................     6,515      6,505
Additional paid-in capital..................................    48,782     48,745
Retained earnings...........................................    11,093      3,119
Unearned restricted stock...................................       185        278
Unrealized (losses) gains on available for sale securities,
  net of taxes..............................................       (84)        98
                                                              --------   --------
         Total stockholders' equity.........................    66,121     58,189
                                                              --------   --------
                                                              $887,712   $839,723
                                                              ========   ========

     The accompanying notes are an integral part of these consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                               1996      1995      1994
                                                              -------   -------   -------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
Interest income:
  Interest and fees on loans................................  $53,286   $29,976   $23,163
  Interest on securities....................................    9,836     6,184     5,767
  Interest on deposits in other banks.......................      233       207
  Interest on trading securities............................      183        67        15
  Interest on federal funds sold and securities purchased
     under agreements to resell.............................    1,587     1,533       399
                                                              -------   -------   -------
          Total interest income.............................   65,125    37,967    29,344
                                                              -------   -------   -------
Interest expense:
  Interest on deposits......................................   24,908    16,233    10,410
  Interest on federal funds purchased and securities sold
     under agreements to repurchase.........................    3,365     2,143     1,111
  Interest on short- and long-term borrowings...............    2,092       796       572
                                                              -------   -------   -------
          Total interest expense............................   30,365    19,172    12,093
                                                              -------   -------   -------
          Net interest income...............................   34,760    18,795    17,251
Provision for loan losses...................................      239       409     1,279
                                                              -------   -------   -------
          Net interest income after provision for loan
            losses..........................................   34,521    18,386    15,972
                                                              -------   -------   -------
Noninterest income:
  Securities (losses) gains.................................      (33)        3       (17)
  Gain on disposition of assets and deposits................      308       371       525
  Service charges on deposit accounts.......................    3,853     1,681     1,528
  Investment services.......................................    7,889     3,934       975
  Trust department income...................................    1,550     1,320     1,128
  Other.....................................................    2,178       433       386
                                                              -------   -------   -------
          Total noninterest income..........................   15,745     7,742     4,525
                                                              -------   -------   -------
Noninterest expense:
  Salaries and employee benefits............................   21,466    11,337     8,172
  Occupancy and equipment expense...........................    4,458     2,797     2,574
  Other.....................................................   10,462     6,764     3,501
                                                              -------   -------   -------
          Total noninterest expense.........................   36,386    20,898    14,247
                                                              -------   -------   -------
Income before provision for income taxes and minority
  interest in earnings of consolidated subsidiaries.........   13,880     5,230     6,250
Provision for income taxes..................................    4,141       354       275
                                                              -------   -------   -------
Income before minority interest in earnings of consolidated
  subsidiaries..............................................    9,739     4,876     5,975
Minority interest in earnings of consolidated
  subsidiaries..............................................       14       650       750
                                                              -------   -------   -------
          Net income........................................    9,725     4,226     5,225
Less cash dividends on preferred stock......................        4       854       721
                                                              -------   -------   -------
          Net income available for common shares............  $ 9,721   $ 3,372   $ 4,504
                                                              =======   =======   =======
Net income per common share.................................  $  1.45   $  1.17   $  1.59
                                                              =======   =======   =======
Weighted average common and common equivalent shares
  outstanding...............................................    6,725     2,874     2,834
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                          SENIOR
                                                       NONCUMULATIVE    FLOATING    NONCUMULATIVE
                                                         FLOATING         RATE        FLOATING          10%
                                                           RATE        CUMULATIVE       RATE        NONCALLABLE
                                                         PREFERRED     PREFERRED      PREFERRED      PREFERRED    PREFERRED
                                                           STOCK         STOCK          STOCK          STOCK        STOCK
                                                       -------------   ----------   -------------   -----------   ---------
                                                                                  (IN THOUSANDS)
BALANCE, DECEMBER 31, 1993...........................     $ 2,500       $ 2,565        $ 5,416
Net income...........................................
Preferred stock dividends declared...................
Reduction due to sale of minority interest in
 consolidated subsidiary.............................
Effect of adoption of SFAS No. 115 (Note 2)..........
Changes in unrealized gain (loss) on available for
 sale securities.....................................
                                                          -------       -------        -------        -------      -------
BALANCE, DECEMBER 31, 1994...........................       2,500         2,565          5,416
Net income...........................................
Preferred stock dividends declared...................
Redemption of preferred stock........................      (2,500)       (2,565)        (5,416)
Merger of Alabama National BanCorporation and
 Commerce Bankshares, Inc. into the Company..........
Change in unrealized gain (loss) on available for
 sale securities.....................................
                                                          -------       -------        -------        -------      -------
BALANCE, DECEMBER 31, 1995...........................           0             0              0
Net income...........................................
Preferred stock dividends declared by a merged bank
 prior to pooling....................................
Common stock dividends declared......................
Redemption of FirstBanc Holding Company, Inc.
 preferred stock.....................................
Exercise of stock options............................
Amortization of unearned restricted stock............
Changes in unrealized gain (loss) on available for
 sale securities.....................................
                                                          -------       -------        -------        -------      -------
BALANCE, DECEMBER 31, 1996...........................     $     0       $     0        $     0        $     0      $     0
                                                          =======       =======        =======        =======      =======


                                                                  COMMON       COMMON                     RETAINED
                                                                   STOCK        STOCK      ADDITIONAL     EARNINGS      UNEARNED
                                                       COMMON     CLASS A      CLASS B      PAID-IN     (ACCUMULATED   RESTRICTED
                                                        STOCK    (VOTING)    (NONVOTING)    CAPITAL       DEFICIT)       STOCK
                                                       -------   ---------   -----------   ----------   ------------   ----------

BALANCE, DECEMBER 31, 1993...........................  $  305     $    25      $   325      $18,135       $(4,757)
Net income...........................................                                                       5,225
Preferred stock dividends declared...................                                                        (721)
Reduction due to sale of minority interest in
 consolidated subsidiary.............................                                          (342)         (721)
Effect of adoption of SFAS No. 115 (Note 2)..........
Changes in unrealized gain (loss) on available for
 sale securities.....................................
                                                       -------    -------      -------      -------       -------       -------
BALANCE, DECEMBER 31, 1994...........................     305          25          325       17,793          (253)
Net income...........................................                                                       4,226
Preferred stock dividends declared...................                                                        (854)
Redemption of preferred stock........................                                          (230)
Merger of Alabama National BanCorporation and
 Commerce Bankshares, Inc. into the Company..........   6,200         (25)        (325)      31,182                     $  (278)
Change in unrealized gain (loss) on available for
 sale securities.....................................
                                                       -------    -------      -------      -------       -------       -------
BALANCE, DECEMBER 31, 1995...........................   6,505           0            0       48,745         3,119          (278)
Net income...........................................                                                       9,725
Preferred stock dividends declared by a merged bank
 prior to pooling....................................                                                          (4)
Common stock dividends declared......................                                                      (1,747)
Redemption of FirstBanc Holding Company, Inc.
 preferred stock.....................................                                           (53)
Exercise of stock options............................      10                                    90
Amortization of unearned restricted stock............                                                                        93
Changes in unrealized gain (loss) on available for
 sale securities.....................................
                                                       -------    -------      -------      -------       -------       -------
BALANCE, DECEMBER 31, 1996...........................  $6,515     $     0      $     0      $48,782       $11,093       $  (185)
                                                       =======    =======      =======      =======       =======       =======

                                                        UNREALIZED
                                                          (LOSS)
                                                           GAIN
                                                       ON AVAILABLE
                                                         FOR SALE
                                                        SECURITIES
                                                       ------------

BALANCE, DECEMBER 31, 1993...........................
Net income...........................................
Preferred stock dividends declared...................
Reduction due to sale of minority interest in
 consolidated subsidiary.............................    $   740
Effect of adoption of SFAS No. 115 (Note 2)..........
Changes in unrealized gain (loss) on available for
 sale securities.....................................     (1,942)
                                                         -------
BALANCE, DECEMBER 31, 1994...........................     (1,202)
Net income...........................................
Preferred stock dividends declared...................
Redemption of preferred stock........................
Merger of Alabama National BanCorporation and
 Commerce Bankshares, Inc. into the Company..........
Change in unrealized gain (loss) on available for
 sale securities.....................................      1,300
                                                         -------
BALANCE, DECEMBER 31, 1995...........................         98
Net income...........................................
Preferred stock dividends declared by a merged bank
 prior to pooling....................................
Common stock dividends declared......................
Redemption of FirstBanc Holding Company, Inc.
 preferred stock.....................................
Exercise of stock options............................
Amortization of unearned restricted stock............
Changes in unrealized gain (loss) on available for
 sale securities.....................................       (182)
                                                         -------
BALANCE, DECEMBER 31, 1996...........................    $   (84)
                                                         =======

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  9,725   $  4,226   $  5,225
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................       239        409      1,279
    Deferred tax benefit....................................      (311)    (1,317)
    Depreciation and amortization...........................     2,231      1,163      1,079
    Loss on disposal of property and equipment..............       521
    Provision for loss on other real estate.................         2        252       (126)
    Net amortization of securities..........................        (5)        89        271
    Net increase (decrease) in trading securities...........     2,466     (4,402)     1,497
    Minority interest in earnings of consolidated
     subsidiaries...........................................        14        650        750
    Decrease (increase) in other assets.....................        97        151       (330)
    (Decrease) increase in other liabilities................    (5,704)     4,931        193
    Other...................................................        42         (3)         4
                                                              --------   --------   --------
         Net cash provided by operating activities..........     9,317      6,149      9,842
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of investment securities........................   (30,896)    (8,567)   (12,289)
  Proceeds from calls and maturities of investment
    securities..............................................    13,009      5,150      4,825
  Purchases of securities available for sale................   (37,644)   (12,006)   (11,951)
  Proceeds from sales of securities available for sale......     5,280                 4,640
  Proceeds from calls and maturities of securities available
    for sale................................................    53,019      4,176     11,910
  Net decrease (increase) in interest bearing deposits in
    other banks.............................................    10,968     (8,919)
  Net (increase) decrease in federal funds sold and
    securities purchased under agreements to resell.........    (8,429)   (18,880)   (11,975)
  Net increase in loans.....................................   (58,824)   (28,361)   (30,756)
  Purchases of property, equipment, and leasehold
    improvements............................................    (3,828)    (1,558)      (912)
  Proceeds from sale of property and equipment..............       437
  Proceeds from sale of other real estate owned.............     1,025      1,296      1,439
  Purchase acquisitions, net of cash acquired...............               18,047        936
                                                              --------   --------   --------
         Net cash used in investing activities..............   (55,883)   (49,622)   (20,183)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net increase in deposits..................................     6,645     41,549     11,833
  Sale of deposits..........................................    (8,500)
  Increase (decrease) in federal funds purchased, securities sold under agreements to repurchase, and treasury tax
    and loan account........................................    33,477     24,257     (1,413)
  Net increase (decrease) in short-term and long-term
    borrowings..............................................    19,199      8,007       (321)
  Proceeds from sale of minority interest in consolidated
    subsidiary..............................................                             240
  Exercise of stock options.................................       100
  Dividends on preferred stock..............................        (4)      (854)      (721)
  Dividends on common stock.................................    (1,747)
  Redemption of preferred stock.............................       (53)   (10,711)
  Change in other liabilities...............................     (5023)
                                                              --------   --------   --------
         Net cash provided by financing activities..........    44,094     62,248      9,618
                                                              --------   --------   --------
         (Decrease) increase in cash and cash equivalents...    (2,472)    18,775       (723)
Cash and cash equivalents, beginning of year................    39,202     20,427     21,150
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 36,730   $ 39,202   $ 20,427
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $ 30,178   $ 19,118   $ 16,238
                                                              ========   ========   ========
  Cash paid for income taxes................................  $  2,472   $    793   $    335
                                                              ========   ========   ========
  Transfer of investment securities to securities available
    for sale................................................  $  4,770   $ 10,467
                                                              ========   ========

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Supplemental schedule of noncash investing activities:
  Foreclosure of other real estate owned....................  $    676   $  1,238   $    354
                                                              ========   ========   ========
  Transfer of property to other real estate owned...........  $    198              $     50
                                                              ========              ========
  Reduction in proportional interest in consolidated
    subsidiary..............................................                        $    342
                                                                                    ========
  Increase in unrealized holding loss on securities
    available for sale......................................  $    276
                                                              ========
  Unearned restricted stock and performance plan awards.....  $    135   $   (278)
                                                              ========   ========
  Assets acquired and liabilities assumed in merger
    transactions (Note 1):
    Assets acquired, net of cash of $15,387.................             $325,217
                                                                         ========
    Liabilities assumed.....................................             $307,170
                                                                         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS COMBINATIONS

     On December 29, 1995, Alabama National BanCorporation (ANB) merged (the Merger) with National Commerce Corporation (NCC) and Commerce Bankshares, Inc.
(CBS) (collectively the Company). The Merger was accomplished by converting each share of NCC common stock into 348.14 shares of ANB common stock and each share of CBS common stock into 7.0435 shares of ANB common stock for a total of 3,106,981 shares of ANB common stock and the repurchase of 360,400 shares of previously outstanding ANB common stock. The Merger was accounted for as a "reverse acquisition", whereby NCC acquired ANB for financial reporting purposes. ANB remains the registrant for Securities and Exchange Commission filing purposes and, consistent with the reverse acquisition accounting treatment, the historical financial statements of Alabama National BanCorporation presented for 1995 and 1994 are the consolidated financial statements of NCC. The operations of ANB have been included in the financial statements from the date of acquisition. The historical stockholders' equity of NCC prior to the Merger has been retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in par value of ANB's and NCC's stock by an offset to paid-in capital.

     The purchase price, determined by the ANB common stock average closing price for the month of March 1995, prior to the announcement of the Merger, plus direct acquisition costs, was allocated to the ANB assets and liabilities acquired based on their fair market value at the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired is being amortized on a straight-line basis over twenty-five years. The ANB assets purchased and liabilities assumed (at fair market values) as of December 29, 1995 were as follows (in thousands):

Cash, due from banks, interest bearing deposits with other
  banks, and federal funds sold.............................  $  27,788
Securities available for sale...............................     27,821
Investment securities.......................................     19,954
Loans, net of unearned income and allowance for loan
  losses....................................................    204,485
Bank premises and equipment.................................     11,734
Intangible assets...........................................      5,423
Other assets................................................      8,354
Deposits assumed............................................   (253,611)
Liabilities assumed.........................................    (20,217)
                                                              ---------
Net assets acquired.........................................  $  31,731
                                                              =========

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994, are presented as if the Merger had occurred on January 1, 1994, and excludes one-time merger expenses in 1995 of approximately $2 million (In thousands, except per share data):

                                                               1995      1994
                                                              -------   -------
Net interest income.........................................  $30,779   $27,276
Provision for loan losses...................................    1,225     1,435
Noninterest income..........................................   10,492     6,872
Noninterest expense.........................................   30,305    23,652
Provision for income taxes..................................    1,556     1,000
Net Income..................................................    8,185     8,061
Earnings per common and common equivalent share.............     1.28      1.51

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     Historical financial information of Alabama National BanCorporation and its subsidiaries prior to the Merger described above is as follows:

                                                              DECEMBER 29,   DECEMBER 31,
                                                                  1995           1994
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
STATEMENT OF CONDITION DATA
Investment securities.......................................    $ 19,877       $ 34,539
Securities available for sale...............................      27,821         18,923
Loans, net..................................................     202,761        185,699
Total assets................................................     298,683        271,270
Total deposits..............................................     253,611        231,032
Stockholders' equity........................................      26,994         29,905

                                                              PERIOD ENDED    YEAR ENDED
                                                              DECEMBER 29,   DECEMBER 31,
                                                                  1995           1994
                                                              ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
STATEMENT OF INCOME DATA
Net interest income.........................................    $ 14,322       $ 12,700
Provision for loan losses...................................         833            206
Noninterest income..........................................       3,089          2,666
Noninterest expense.........................................      12,929         10,566
Net Income..................................................       2,349          3,223
Net income per common share.................................         .75           1.25

     On September 30, 1996, FirstBank Holding Company, Inc. (FirstBanc), a one bank holding company headquartered in Robertsdale, Alabama was merged into the Company. The Company acquired all of the outstanding common stock of FirstBanc in exchange for 305,000 shares of the Company's common stock. At the merger date, FirstBanc had approximately $36 million in total assets, year-to-date net interest income of approximately $1.2 million and year-to-date net income of approximately $325,000.

     The consolidated financial statements of the Company give effect to the FirstBanc merger, which was accounted for as a pooling of interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

     The Company's consolidated financial data for the years ended December 31, 1995 and 1994 have been restated as follows (in thousands):

                                                                AS                      AS
                                                            PREVIOUSLY   EFFECT OF   CURRENTLY
                                                             REPORTED    FIRSTBANC   REPORTED
                                                            ----------   ---------   ---------
Year ended December 31, 1995:
  Net interest income.....................................   $17,278      $1,517      $18,795
  Net income..............................................     3,801         425        4,226
  Stockholders' equity....................................    55,590       2,599       58,189
  Net income per share....................................      1.15         .02         1.17
Year ended December 31, 1994:
  Net interest income.....................................   $15,707      $1,544      $17,251
  Net income..............................................     4,850         375        5,225
  Stockholders' equity....................................    25,369       2,105       27,474
  Net income per share....................................      1.64        (.05)        1.59

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     CBS was formed on April 4, 1995 to succeed as owner of all the interest of National Bank of Commerce of Birmingham (NBC), a consolidated subsidiary of NCC. CBS, a bank and thrift holding company, was formed primarily to accomplish the acquisition of Talladega Federal Savings and Loan Association (TFSLA). On July 20, 1995, CBS issued 600,125 shares of its common stock to NCC and 95,126 shares of its common stock to the individual stockholders of NBC in exchange for all of the common stock of NBC and became a consolidated subsidiary of NCC. Also, on August 1, 1995, CBS acquired all of the stock of TFSLA for $1,703,000 in cash. This acquisition was accounted for under the purchase method; accordingly, the purchase price was allocated to the assets and liabilities based on their fair values. No goodwill was recorded.

     At the date of acquisition, TFSLA had assets of $34,982,000 and equity of $1,813,000. The results of operations of TFSLA are included in NCC's results of operations beginning August 1, 1995. The results of TFSLA's 1995 operations prior to acquisition were not material in relation to the results of NCC's operations.

     The TFSLA assets purchased and liabilities assumed as of August 1, 1995 were as follows (in thousands):

Cash, due from banks, interest bearing deposits with other
  banks, and federal funds sold.............................  $  4,815
Securities available for sale...............................       334
Investment securities.......................................     5,583
Loans, net of unearned income and allowance for loan
  losses....................................................    16,757
Bank premises and equipment.................................       528
Other assets................................................     7,028
Deposits assumed............................................   (32,956)
Liabilities assumed.........................................      (386)
                                                              --------
Net assets acquired.........................................  $  1,703
                                                              ========

     TFSLA was merged with Citizens Bank of Talladega, another subsidiary of the Company, on December 29, 1995.

     On April 15, 1994, NBC completed the acquisition of the net assets of First American Bank of Pelham (FAB) for $1,500,000 in cash. The acquisition was accounted for under the purchase method of accounting. The difference between the purchase price and the net assets acquired has been allocated to the net assets based on their fair market values. No goodwill resulted from the acquisition. At the date of acquisition, FAB had assets of $17,296,000 and equity of $1,207,000. Cash acquired as a result of this acquisition was $2,436,000. The results of operations of FAB are included in the results of operations of NBC beginning April 16, 1994.

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS SEGMENT -- The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general financial service industry practices. The Company provides a full range of banking and bank-related services to individual and corporate customers through its seven subsidiary banks located in Alabama.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES -- In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES and revenues and expenses for the periods shown. Actual results could differ from the estimates and assumptions used in the consolidated financial statements.

     CASH AND CASH EQUIVALENTS -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks.

     SECURITIES -- Investment securities are stated at amortized cost as a result of management's ability and intent to hold the securities until maturity. Related premiums are amortized and discounts are accreted on the straight-line method.

     Securities available for sale are those securities intended to be held for an indefinite period of time. The Company may sell these securities as part of its asset/liability strategy in response to changes in interest rates, changes in prepayment risk, or similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity.

     Trading securities, principally obligations of U.S. Government agencies, are securities held for sale and are stated at market. Bond purchases and sales are recorded on trade date. Accounts receivable from and accounts payable to bond customers and dealers are included in other assets and liabilities and represent security transactions settled for which the securities have not been delivered. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

     Gains and losses on the sale of securities are computed using the specific identification method.

     LOANS AND ALLOWANCE FOR LOAN LOSSES -- Interest income with respect to loans is accrued on the principal amount outstanding, except for interest on certain consumer loans which is recognized over the term of the loan using a method which approximates level yields.

     The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loan problems, and current economic conditions which may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. Payments received on such loans are applied first to principle until the obligation is satisfied. Any remaining payments are then recorded as interest income.

     PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS -- Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed using the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income. Estimated useful lives generally are as follows:

Buildings...................................................   5 - 45 years
Leasehold improvements......................................  10 - 30 years
Furniture, equipment, and vault.............................   3 - 30 years

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     OTHER REAL ESTATE -- Other real estate, primarily property acquired by foreclosure, is capitalized at the lower of fair value less estimated selling costs or cost of the property or loan immediately prior to its classification as other real estate. Other real estate is not depreciated and is carried at the lower of cost or fair value less estimated selling costs. Losses, representing the difference between the sales price and the carrying value of the property, are recorded immediately, while gains on such sales are deferred until the initial and continuing investment by the borrower equals or exceeds specified equity percentages.

     INTANGIBLE ASSETS -- Intangible assets consist of the excess of cost over the fair value of net assets of acquired businesses and core deposit intangibles. The excess of cost over the fair value of net assets of acquired businesses, which totaled $6,454,000 and $6,679,000 at December 31, 1996 and 1995, respectively, is being amortized over a period of 25 years, principally using the straight-line method of amortization. Core deposit intangibles, which totaled $854,000 and $916,000 at December 31, 1996 and 1995, respectively, are being amortized over 25 years using the straight-line method of amortization. The excess of cost over net assets acquired results from purchase acquisitions that occurred prior to 1993 and from the Merger previously described. The carrying value of excess of cost over net assets of subsidiaries acquired is reviewed if facts and circumstances suggest that it may be impaired.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (Statement 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 effective January 1, 1996. The adoption of Statement 121 did not have a material effect on the Company's consolidated financial statements.

     In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an Amendment of FASB No. 65 (Statement 122). Statement 122 requires companies that originate mortgage loans to capitalize the cost of mortgage servicing rights separate from the cost of originating the loan when a definitive plan to sell those loans and retain the mortgage servicing rights exists. Prior to the adoption of Statement 122, only mortgage servicing rights that are purchased from other parties are capitalized and recorded as an asset. Therefore, Statement 122 eliminates the accounting inconsistencies that existed between mortgage servicing rights that are derived from loan origination activities and those acquired through purchase transactions. Statement 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The Company adopted Statement 122 effective January 1, 1996, with no material effect on the Company's consolidated financial statements.

     RECENTLY ISSUED ACCOUNTING STANDARDS -- Statement of Financial
Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by statement of Financial Accounting Standards No. 127 (Statement 127), Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, establishes standards in 1997 for accounting for certain transfers of assets and extinguishment of liabilities. It requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Certain guidelines set forth in the statement must be met before an asset can be considered transferred or a liability extinguished. This statement is applied prospectively for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management does not believe the adoption of Statement 125, as amended by Statement 127, will have a material effect on the consolidated financial statements of the Company.

     INCOME TAXES -- Deferred income taxes are provided on all temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     STOCK-BASED EMPLOYEE COMPENSATION -- In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which calls for a value based method. Beginning in 1996, compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the service period. The effects of applying this statement during the initial phase-in period are not necessarily representative of the effects on future years.

     ADVERTISING COSTS -- The Company expenses the costs of advertising when those costs are incurred.

     EARNINGS PER SHARE DATA -- Net income per share is based on the weighted average shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents included in the computations represent the dilutive effect of shares issuable under stock options (see Note 12). For purposes of this calculation, net income has been adjusted for preferred stock dividends declared during the years in which preferred stock was issued and outstanding.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the prior year financial statements to conform with the 1996 presentation. Payments to redeem the shares of certain ANB shareholders pursuant to NCC's 1995 reverse acquisition of ANB have been reclassified within stockholders' equity as a reduction of additional paid-in capital.

3.  REGULATORY RESTRICTIONS

     The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 1996, the required reserves totaled $7,051,000.

     At December 31, 1996 and 1995, securities with carrying values of $81,767,000 and $85,960,000 were pledged to secure U.S. Government deposits and other public funds and for purposes as required or permitted by law.

     The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company's judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 1996, $13,029,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

4.  SECURITIES

     The amortized cost and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows:

                                                               DECEMBER 31, 1996
                                                 ---------------------------------------------
                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                   COST        GAINS        LOSSES      VALUE
                                                 ---------   ----------   ----------   -------
                                                                (IN THOUSANDS)
Investment securities:
  U.S. Treasury securities and obligations of
     U.S. Government corporations and
     agencies..................................   $ 3,446       $  2        $  (6)     $ 3,442
  Obligations of states and political
     subdivisions..............................    10,786        222          (44)      10,964
  Mortgage backed securities issued or
     guaranteed by U.S. Government agencies....    60,513        122         (269)      60,366
                                                  -------       ----        -----      -------
          Totals...............................   $74,745       $346        $(319)     $74,772
                                                  =======       ====        =====      =======
Securities available for sale:
  U.S. Treasury securities and obligations of
     U.S. Government corporations and
     agencies..................................   $13,349       $  4        $ (14)     $13,339
  Obligations of states and political
     subdivisions..............................     8,821        110          (39)       8,892
  Mortgage backed securities issued or
     guaranteed by U.S. Government agencies....    50,523        284         (464)      50,343
  Equity securities............................     3,506                                3,506
                                                  -------       ----        -----      -------
          Totals...............................   $76,199       $398        $(517)     $76,080
                                                  =======       ====        =====      =======

                                                               DECEMBER 31, 1995
                                                 ---------------------------------------------
                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                   COST        GAINS        LOSSES      VALUE
                                                 ---------   ----------   ----------   -------
Investment securities:
  U.S. Treasury securities and obligations of
     U.S. Government corporations and
     agencies..................................   $   968       $           $          $   968
  Obligations of states and political
     subdivisions..............................    10,791         31          (23)      10,799
  Mortgage backed securities issued or
     guaranteed by U.S. Government agencies....    49,735        153         (138)      49,750
  Other........................................       100          1                       101
                                                  -------       ----        -----      -------
          Totals...............................   $61,594       $185        $(161)     $61,618
                                                  =======       ====        =====      =======
Securities available for sale:
  U.S. Treasury securities and obligations of
     U.S. Government corporations and
     agencies..................................   $26,191       $  8                   $26,199
  Obligations of states and political
     subdivisions..............................     7,262                                7,262
  Mortgage backed securities issued or
     guaranteed by U.S. Government agencies....    54,485        586        $(438)      54,633
  Other........................................       250          1                       251
  Equity securities............................     3,925                                3,925
                                                  -------       ----        -----      -------
          Totals...............................   $92,113       $595        $(438)     $92,270
                                                  =======       ====        =====      =======

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     Maturities of securities at December 31, 1996 are summarized as follows (in thousands):

                                                  INVESTMENT SECURITIES    AVAILABLE FOR SALE
                                                  ---------------------   ---------------------
                                                              ESTIMATED               ESTIMATED
                                                  AMORTIZED    MARKET     AMORTIZED    MARKET
                                                    COST        VALUE       COST        VALUE
                                                  ---------   ---------   ---------   ---------
Due in one year or less.........................   $ 3,901     $ 3,898     $14,900     $14,888
Due after one year through five years...........     4,689       4,677      16,067      16,033
Due after five years through ten years..........     7,907       8,042       3,565       35,48
Due after ten years.............................     2,466       2,497       2,004       2,031
Mortgage backed securities......................    55,782      55,658      36,157      36,074
Equity securities...............................                             3,506       3,506
                                                   -------     -------     -------     -------
          Totals................................   $74,745     $74,772     $76,199     $76,080
                                                   =======     =======     =======     =======

     During 1996, gross gains of $42,000 and gross losses of $75,000 were realized. In 1995, gross gains of $3,000 were realized. In 1994, gross gains of $7,000 and gross losses of $24,000 were realized.

     During 1996, the Company sold investment securities with an amortized cost of $3,502,000, resulting in realized losses of $42,000. These securities were transferred to NBC pursuant to the 1996 merger of a former ANB subsidiary and NBC. The securities did not meet the criteria of NBC's formal investment policy.

     During the fourth quarter of 1995, investment securities with an amortized cost of $10,467,000 were transferred to securities available for sale, as permitted by the FASB's November 1995 Special Report. The unrealized loss on these securities at the date of transfer was $347,000.

5. LOANS AND OTHER REAL ESTATE

     Major classification of loans at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                1996        1995
                                                              --------    --------
Commercial, financial, and agricultural.....................  $162,471    $144,014
Real estate.................................................   374,587     342,193
Consumer....................................................    46,883      50,252
Other.......................................................    28,956      18,793
                                                              --------    --------
Gross loans.................................................   612,897     555,252
Less unearned income........................................    (1,456)     (2,133)
                                                              --------    --------
Loans, net of unearned income...............................   611,441     553,119
Less allowance for loan losses..............................    (9,322)     (8,909)
                                                              --------    --------
Net loans...................................................  $602,119    $544,210
                                                              ========    ========

     In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $20,697,000 and $20,788,000 at December 31, 1996 and 1995, respectively. During 1996 and 1995, new loans of $22,850,000 and $10,062,000 were funded and repayments totaled $22,942,000 and $11,774,000, respectively. As a result of the Merger (see Note
1), loans of directors, officers, and their affiliates received in the Merger totaled $10,098,000.

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $1,716,000 and $2,194,000 at December 31, 1996 and 1995, respectively. As a result of the Merger (see Note 1), nonaccrual and restructured loans received in the Merger totaled $1,066,000. If the loans of the Company had been current throughout their terms, gross interest income for the years ended December 31, 1996 and 1995, respectively, would have increased by approximately $118,000 and $67,000.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     Other real estate at December 31, 1996 and 1995 totaled $468,000 and $625,000, respectively. The December 31, 1995 amount includes $195,000 received as a result of the Merger (see Note 1).

     The Company adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (Statement 114), and Statement No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures (Statement 118), effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of FASB Statement 114 and Statement 118 did not have a material effect on the Company's consolidated financial statements.

     At December 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with Statement 114 totaled $1,352,000 and 2,134,000, respectively, and these loans had a corresponding valuation allowance of $161,000. As a result of the previously discussed Merger (see Note 1), impaired loans received in the merger totaled $1,066,000 and $1,411,000, respectively. The Company recognized no interest on impaired loans (during the portion of the year that they were impaired). The impaired loans at December 31, 1996 were measured for impairment using the fair value of the collateral as all of these loans were collateral dependent.

     The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

6. ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                               1996     1995     1994
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Balance, beginning of year..................................  $8,909   $5,261   $6,268
Provision charged to operations.............................     239      409    1,279
Addition due to acquisitions................................            3,124      227
                                                              ------   ------   ------
                                                               9,148    8,794    7,774
                                                              ------   ------   ------
Loans charged off...........................................  (1,343)  (1,426)  (3,253)
Less recoveries.............................................   1,517    1,541      740
                                                              ------   ------   ------
Net recoveries (charge-offs)................................     174      115   (2,513)
                                                              ------   ------   ------
Balance, end of year........................................  $9,322   $8,909   $5,261
                                                              ======   ======   ======

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

7.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     Major classifications of property, equipment, and leasehold improvements at December 31, 1996 and 1995 are summarized as follows:

                                                                1996       1995
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $  3,913   $  3,751
Buildings and improvements..................................    11,616     10,581
Leasehold improvements......................................     4,434      4,400
Furniture, equipment, and vault.............................     8,359      8,245
Construction in progress....................................     1,187        862
                                                              --------   --------
                                                                29,509     27,839
Less accumulated depreciation and amortization..............     8,618      7,676
                                                              --------   --------
Property, plant, and leasehold improvements, net............  $ 20,891   $ 20,163
                                                              ========   ========

8.  DEPOSITS

     Deposits at December 31, 1996 and 1995 are summarized as follows:

                                                                1996       1995
                                                              --------   --------
                                                                (IN THOUSANDS)
Demand deposit accounts.....................................  $110,962   $112,382
NOW accounts................................................    84,714    105,625
Savings and money market accounts...........................   182,017    181,032
Time deposits less than $100,000............................   225,625    217,678
Time deposits of $100,000 or more...........................    71,363     59,819
                                                              --------   --------
          Total deposits....................................  $674,681   $676,536
                                                              ========   ========

     Certificates of deposit in denominations of $100,000 or more of approximately $17,245,000 and other time deposits in denominations of $100,000 or more of approximately $8,380,000 were assumed in the Merger (see Note 1).

     Certain directors and a principal stockholder of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 1996 and 1995 were approximately $24,960,000 and $26,064,000, respectively.

9.  SHORT- AND LONG-TERM BORROWINGS

     Short-term borrowings at December 31, 1996 and 1995 consist of the following:

                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Note payable................................................  $17,000    $15,280
Advances from Federal Home Loan Bank........................   24,000      6,000
                                                              -------    -------
                                                              $41,000    $21,280
                                                              =======    =======

     Long-term borrowings at December 31, 1996 and 1995 consist of the following:

                                                              1996    1995
                                                              ----    ----
                                                                  (IN
                                                               THOUSANDS)
Note payable................................................          $497
Capital lease obligations...................................  $300     324
                                                              ----    ----
                                                              $300    $821
                                                              ====    ====

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     The note payable at December 31, 1996 is payable in full on January 20, 1997 and represents the amount due to an independent bank under a secured master note agreement dated December 29, 1995 which provides for borrowings up to $23,000,000. Collateral for the note is the Company's stock in its subsidiary banks. Interest on the outstanding balance is payable quarterly based on LIBOR plus 125 basis points. Interest expense related to the note was $1,343,000 in 1996. No interest expense was paid on this note in 1995. On January 20, 1997, this master note agreement was renewed for $20,000,000 for one year. The Company's stock in its subsidiary banks continues to be collateral for the note and interest continues to be payable quarterly at LIBOR plus 100 basis points. Two of the subsidiary banks have lines of credit with the Federal Home Loan Bank totaling $70 million, collateralized by their home mortgage portfolios. At December 31, 1996, $24,000,000 of these lines have been used. The weighted average interest rates on the outstanding balance of total short-term borrowings was 6.32% and 6.67% at December 31, 1996 and 1995, respectively.

10. LEASES

     One of the Company's subsidiary banks leases its main office building from a partnership, which includes certain directors of that bank and a principal stockholder of the Company, under a noncancelable operating lease expiring in 2013. Leases classified as capital leases include branch offices with a net book value of approximately $256,000 at December 31, 1996. Additionally, this subsidiary bank leases other branch offices and equipment under operating leases. Minimum future rental payments for the capital and operating leases are as follows (in thousands):

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
1997........................................................    $ 54      $   955
1998........................................................      54          884
1999........................................................      54          894
2000........................................................      54          886
2001........................................................      54          843
Thereafter..................................................     160        9,209
                                                                ----      -------
Total minimum payments......................................     430      $13,671
                                                                          =======
Less amount representing interest...........................     130
                                                                ----
Net capital lease obligation................................    $300
                                                                ====

     Rents charged to operations under operating lease agreements for the years ended December 31, 1996, 1995, and 1994 were approximately $1,135,000, $1,052,000, and $970,000, respectively, of which $870,000, $803,000, and
$742,000, respectively, during 1996, 1995, and 1994 relate to leases with related parties.

11. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company makes commitments to meet the financing needs of its customers. These commitments include commitments to extend credit and standby letters of credit. These instruments include, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of condition. The Company's exposure to credit risk is the extent of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit and is represented by the contractual amount of those instruments. The Company uses the same credit policies and procedures in making commitments and conditional obligations as it does for loans.

     At December 31, 1996 and 1995, unused commitments under lines of credit aggregated approximately $48,214,000 and $37,757,000, of which $9,499,000 and $6,897,000 pertained to related parties, respectively. The Company evaluates each customer's credit worthiness on a one-by-one basis. The amount of collateral

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES obtained, if deemed necessary by the Company upon expansion of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

     The Company had approximately $959,000 and $1,496,000 in irrevocable standby letters of credit outstanding at December 31, 1996 and 1995, of which $21,000 and $29,000, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

     The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on legal counsel's opinion, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company's financial condition or results of operations.

12. EMPLOYEE BENEFIT PLANS

     One of the subsidiary banks, NBC, has a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the average monthly earnings for the last sixty months of employment. The Company's policy is to use the "projected unit credit" actuarial method for financial reporting purposes and the "frozen entry age" actuarial method for funding purposes. The components of net pension expense for the years ended December 31, 1996, 1995, and 1994 are as follows (in thousands):

                                                              1996    1995    1994
                                                              -----   -----   -----
Service cost................................................  $ 342   $ 183   $ 130
Interest cost...............................................    167     126      99
Return on assets............................................   (186)   (358)   (117)
Net amortization and deferral...............................     43     234     (14)
                                                              -----   -----   -----
Net pension cost............................................  $ 366   $ 185   $  98
                                                              =====   =====   =====

     The reconciliation of the funding status of the plan for the years ended December 31, 1996, 1995, and 1994 is as follows (in thousands):

                                                               1996     1995     1994
                                                              ------   ------   ------
Vested benefits.............................................  $1,652   $1,504   $  909
Nonvested benefits..........................................     239      180       85
                                                              ------   ------   ------
Accumulated benefit obligation..............................   1,891    1,684      994
Effects of salary progression...............................     688      610      298
                                                              ------   ------   ------
Projected benefit obligation................................   2,579    2,294    1,292
Fair value of plan assets, consisting primarily of debt
  securities................................................   2,398    1,979    1,482
                                                              ------   ------   ------
Plan assets less than (greater than) projected benefit
  obligation................................................     181      315     (190)
Unrecognized net (loss) gain................................    (228)    (432)     106
Unrecognized prior service cost.............................     (19)     (22)     (24)
Unrecognized net asset at date of initial application.......      16       18       20
                                                              ------   ------   ------
Accrued pension cost........................................  $  (50)  $ (121)  $  (88)
                                                              ======   ======   ======

     Primary assumptions used to actuarially determine net pension expense are as follows:

                                                              1996   1995   1994
                                                              ----   ----   ----
Settlement (discount rate)..................................  7.00%  8.25%  9.00%
Expected long-term rate of return on plan assets............  9.00   9.00   9.00
Salary increase rate........................................  4.25   4.25   4.25

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 10% of their salary to the plan on a pre-tax basis and the Company matches up to 100% of the first 2% of each participants' contribution. The Company's matching contribution charged to operations was $146,000, $82,000, and $70,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

     Several of the subsidiary banks acquired in the Merger (see Note 1) have deferred compensation plans for the benefit of the Company's former chief executive officer. Payments under the plans are scheduled to begin March 15, 1997 and March 15, 2002, or at his death, if earlier, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. The insurance company has left the premium, together with the interest earned thereon, on deposit with one of the banks at interest rates 2% higher than the guaranteed increase in cash value of the policies. At December 31, 1996, the cash surrender value of the policies was $1,927,000 and the premiums, together with interest thereon, on deposit with the bank was $950,000.

     Additionally, ANB and six of its subsidiary banks have deferred compensation plans that cover certain directors of ANB and the president of each subsidiary bank. In connection with the plans, ANB and each subsidiary have purchased single premium life insurance policies on all participants, except one. At December 31, 1996, the cash surrender value of these policies was $1,800,000.

     The Company has fixed stock options outstanding which were granted under separate stock option plans of the different parties to the Merger. No future stock option awards are anticipated. A summary of the status of the Company's fixed stock options as of December 31, 1994, 1995, and 1996 and changes during each of the three years then ended is presented below:

                                          1994                 1995                 1996
                                   ------------------   ------------------   ------------------
                                             WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE
                                             EXERCISE             EXERCISE             EXERCISE
                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                   -------   --------   -------   --------   -------   --------
Outstanding, beginning of year...  225,392    $ 5.68    430,723    $ 7.74    481,291   $  8.29
Granted..........................  205,331     10.00     50,568     13.00
Exercised........................                                            (10,000)   (10.00)
Forfeited........................                                            (52,562)    (8.50)
                                   -------    ------    -------    ------    -------   -------
Outstanding, end of year.........  430,723    $ 7.74    481,291    $ 8.29    418,729   $  8.23
                                   =======    ======    =======    ======    =======   =======
Options exercisable, end of
  year...........................                       136,666              214,466
                                                        =======              =======

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                        OPTIONS OUTSTANDING
                                                   ------------------------------
                                                                 WEIGHTED AVERAGE     OPTIONS
                    EXERCISE                         NUMBER         REMAINING       -----------
                      PRICE                        OUTSTANDING   CONTRACTUAL LIFE   EXERCISABLE
                    --------                       -----------   ----------------   -----------
$5.68............................................    204,263         8/31/2003
$10.00...........................................    167,998        11/20/2004        167,998
$13.00...........................................     46,468        11/18/2005         46,468
                                                     -------                          -------
                                                     418,729                          214,466
                                                     =======                          =======

     The Company has 64,979 restricted shares outstanding pursuant to a Restricted Stock Agreement (RSA) originated in 1994. The RSA provides for employees covered by the plan to elect a cash award equal to an amount of personal income tax liability resulting from the award. RSA participants are entitled to vote their respective shares. No dividends are permitted, and the sale or transfer of shares is restricted for five years.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

Shares awarded to participants that leave NBC prior to the completion of five years of service following the award are required to be surrendered and are ratably awarded to remaining participants. During the years ending December 31, 1996, 1995, and 1994, total expense for the RSA was $93,000, $93,000, and
$132,000, respectively.

     During 1996, the Company adopted a Performance Share Plan to offer long-term incentives in addition to current compensation to key executives. The criteria for payment of performance share awards is based upon a comparison of the Company's average return on average equity over an award period to that of a comparison group of bank holding companies. If the Company's results are below the median of the comparison group, no portion of the award is earned. If the Company's results are at or above the 90th percentile, the award maximum is earned. The vesting period for the awards is four years. Under the plan, 400,000 shares have been reserved for issuances. The number of shares granted in 1996 was 16,750 shares having an approximate market value at the date of grant of $222,000. At December 31, 1996, outstanding awards measured at expected and maximum payouts were 13,400 and 22,780 shares, respectively. Expense recorded in 1996 for the Performance Share Plan was $55,500.

     During 1996, the Company adopted a Deferred Compensation Plan for directors who are not employees of the Company. Under the plan, a non-employee director may choose to have all or part of the cash and/or stock equivalents he would normally receive as compensation deferred for future payment at such time and in such manner as the director specifies at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferred compensation account earns interest at a rate which approximates the Company's short-term borrowing rate. Dividends earned on the stock equivalent portion are credited to the deferred compensation account in the form of additional stock equivalents.

13. MINORITY INTEREST

     Minority interest in 1996 consists of ownership, by unrelated parties, in two banks acquired by the Company in the Merger. During 1994 and 1995, certain directors, officers of NBC, and others owned a minority interest in NBC. Common stock transactions in 1994 reduced NCC's ownership in NBC to 86.318% and reduced NCC's proportional share of NBC's equity by $342,000. Earnings attributable to minority shareholders of NBC were $650,000 and $750,000, respectively, for the years ended December 31, 1995 and 1994. The minority stockholders included certain officers and directors of NBC. As a result of the Merger, the minority interest of NBC was acquired by the Company (see Note 1).

14. INCOME TAXES

     The components of the provision for income taxes consist of the following for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                                                              1996     1995      1994
                                                             ------   -------   -------
Current:
  Federal..................................................  $3,801   $ 1,372   $   262
  State....................................................     651       299        13
                                                             ------   -------   -------
          Total current expense............................   4,452     1,671       275
Deferred:
  Federal..................................................    (273)   (1,307)      945
  State....................................................     (38)      (10)      121
                                                             ------   -------   -------
          Total deferred expense (benefit).................    (311)   (1,317)    1,066
Benefit of net operating loss carryforwards................                      (1,066)
                                                             ------   -------   -------
          Total provision for income taxes.................  $4,141   $   354   $   275
                                                             ======   =======   =======

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for the years ended December 31, 1996 and 1995 are as follows (in thousands):

                                                               1996      1995
                                                              -------   -------
Deferred tax assets:
  Loan loss reserve.........................................  $ 1,756   $ 1,172
  Other real estate owned basis difference..................       98       123
  Unrealized loss on securities.............................       41
  Other nondeductible reserves..............................    1,220       803
  General business credits..................................                180
  Minimum tax credits.......................................                890
  Other.....................................................       73
                                                              -------   -------
          Total deferred tax asset..........................    3,188     3,168
Deferred tax liabilities:
  Depreciation and basis difference.........................   (2,557)   (1,843)
  Unrealized gains on securities............................                (78)
  Other.....................................................      (99)   (1,150)
  Core deposits.............................................     (241)     (236)
                                                              -------   -------
          Total deferred tax liabilities....................   (2,897)   (3,307)
                                                              -------   -------
Net deferred tax asset (liability)..........................  $   291   $  (139)
                                                              =======   =======

     Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                                                              1996     1995      1994
                                                             ------   -------   -------
Provision for income taxes at statutory federal income tax
  rate.....................................................  $4,758   $ 1,778   $ 2,125
Increase (decrease) resulting from:
  State income taxes, net of federal income tax benefit....     430       173       102
  Change in valuation allowance............................            (2,111)   (1,851)
  Tax free interest income.................................    (456)     (142)     (173)
  Nondeductible meals and entertainment....................      78       484        25
  Disallowed interest expense deduction....................      56        20        18
  Goodwill and core deposit amortization...................      98        25        25
  Bad debt recapture.......................................    (113)      136
  Other, net...............................................    (710)       (9)        4
                                                             ------   -------   -------
Total provision for income taxes...........................  $4,141   $   354   $   275
                                                             ======   =======   =======

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

15. NONINTEREST EXPENSE

     The following table sets forth, for the years ended December 31, 1996, 1995, and 1994, the principal components of noninterest expense (in thousands):

                                                             1996      1995      1994
                                                            -------   -------   -------
Salaries and employee benefits............................  $21,466   $11,337   $ 8,172
Net occupancy expense.....................................    2,573     1,979     1,632
Furniture and equipment expense...........................    1,885       818       942
Amortization of goodwill..................................      272        56        56
Advertising...............................................      657       594       336
Banking assessments.......................................    1,028       500       876
Data processing expense...................................    1,125       703       499
Legal and professional fees...............................    1,424     1,396       422
Other noncredit losses (recoveries).......................      (24)    1,219        36
Other.....................................................    5,980     2,296     1,276
                                                            -------   -------   -------
          Total noninterest expense.......................  $36,386   $20,898   $14,247
                                                            =======   =======   =======

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     CASH, DUE FROM BANKS, INTEREST-BEARING CASH BALANCES, AND FEDERAL FUNDS SOLD -- The carrying amount is a reasonable estimate of fair value.

     INVESTMENT, AVAILABLE FOR SALE, AND TRADING SECURITIES -- Debt and other securities are based on quoted market prices or dealer quotes.

     LOANS -- The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     DEPOSITS -- The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     FEDERAL FUNDS PURCHASED, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT -- The carrying amount is a reasonable estimate of fair value.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT -- All commitments to extend credit and standby letters of credit have original terms, at their issuance, of one year or less; therefore, the fair value of these instruments does not materially differ from their stated value.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     The estimated fair values of financial instruments at December 31, 1996 and 1995 are as follows (in thousands):

                                                       1996                  1995
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                --------   --------   --------   --------
Financial assets:
  Cash and due from banks.....................  $ 36,730   $ 36,730   $ 39,202   $ 39,202
  Interest bearing deposits in other banks....       200        200     11,168     11,168
  Federal funds sold and securities purchased
     under agreements to resell...............    46,249     46,249     37,820     37,820
  Investment and available for sale
     securities...............................   150,825    150,852    153,864    153,888
  Trading securities..........................     1,936      1,936      4,402      4,402
  Loans.......................................   602,119    612,416    544,210    544,711
Financial liabilities:
  Deposits....................................   674,681    674,721    676,536    677,717
  Federal funds purchased; securities sold
     under repurchase agreement; and treasury,
     tax, and loan account....................    94,839     94,839     61,362     61,362
  Short-term borrowings.......................    41,000     41,000     21,280     21,280
  Long-term debt..............................       300        300        821        821

17.  PARENT COMPANY

     The condensed financial information of the parent company only for the years ended December 31, 1996, 1995, and 1994 is presented as follows (in thousands):

                                                               1996      1995
                                                              -------   -------
BALANCE SHEETS
Assets:
  Cash......................................................  $   574   $   697
  Investments in subsidiaries...............................   74,713    70,588
  Intangibles...............................................    7,308     7,595
  Other assets..............................................    1,409     1,487
                                                              -------   -------
          Total assets......................................  $84,004   $80,367
                                                              =======   =======
Liabilities and stockholders' equity:
  Accounts payable..........................................  $   628   $ 6,401
  Accrued interest payable..................................      255
  Short- and long-term debt.................................   17,000    15,777
                                                              -------   -------
          Total liabilities.................................   17,883    22,178
                                                              -------   -------

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                               1996      1995
                                                              -------   -------
Stockholders' equity:
  Preferred stock...........................................
  Common stock..............................................    6,515     6,505
  Additional paid-in capital................................   48,782    48,745
  Retained earnings.........................................   11,093     3,119
  Unearned restricted stock.................................     (185)     (278)
  Unrealized (loss) gain on available-for-sale securities,
     net of taxes...........................................      (84)       98
                                                              -------   -------
          Total stockholders' equity........................   66,121    58,189
                                                              -------   -------
          Total liabilities and stockholders' equity........  $84,004   $80,367
                                                              =======   =======

                                                               1996      1995      1994
                                                              -------   -------   -------
STATEMENTS OF INCOME
Income:
  Dividends from subsidiaries...............................  $ 8,266   $ 2,641   $ 1,365
Expenses:
  Interest expense..........................................    1,382       764       462
  Other expenses............................................    3,359        87        79
                                                              -------   -------   -------
          Total expenses....................................    4,741       851       541
                                                              -------   -------   -------
Income before equity in undistributed earnings of
  subsidiaries..............................................    3,525     1,790       824
Equity in undistributed earnings of subsidiaries............    4,494     2,292     4,401
                                                              -------   -------   -------
Income before income taxes..................................    8,019     4,082     5,225
Income tax benefit..........................................    1,706       144
                                                              -------   -------   -------
          Net income........................................  $ 9,725   $ 4,226   $ 5,225
                                                              =======   =======   =======

                                                               1996      1995      1994
                                                              -------   -------   -------
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 9,725   $ 4,226   $ 5,225
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of investment in consolidated subsidiaries in
     excess of net assets acquired and core deposits........      287       119       118
  Equity in undistributed earnings of subsidiaries..........   (4,494)   (2,292)   (4,401)
  Deferred tax benefit......................................     (282)
  Other.....................................................      280
  Increase (decrease) in other assets and liabilities.......     (135)       41        20
                                                              -------   -------   -------
          Net cash provided by operating activities.........    5,381     2,094       962
                                                              -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired.......................              2,133
                                                                        -------
          Net cash provided by investing activities.........              2,133
                                                                        -------

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                               1996      1995      1994
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock...................................   (1,747)
Dividends of preferred stock................................       (4)     (854)     (721)
Change in other liabilities.................................   (5,023)
Exercise of stock options...................................      100
Net increase (decrease) in borrowings.......................    1,223     8,027      (305)
Redemption of preferred stock...............................      (53)  (10,711)
                                                              -------   -------   -------
          Net cash used in financing activities.............   (5,504)   (3,538)   (1,026)
                                                              -------   -------   -------
          Net (decrease) increase in cash...................     (123)      689       (64)
Cash, beginning of year.....................................      697         8        72
                                                              -------   -------   -------
Cash, end of year...........................................  $   574   $   697  $      8
                                                              =======   =======   =======

18. REGULATORY

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

     The actual capital amounts and ratios of the Company are presented in the table below:

                                                                             TO BE WELL
                                                          FOR CAPITAL     CAPITALIZED UNDER
                                                           ADEQUACY       PROMPT CORRECTIVE
                                          ACTUAL           PURPOSES       ACTION PROVISIONS
                                      ---------------   ---------------   -----------------
                                      AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                      -------   -----   -------   -----   --------   ------
As of December 31, 1996:
  Total qualifying capital (to risk
     weighted assets)...............  $67,783   10.61%  $51,091   8.00%    $63,864    10.00%
  Tier I Capital (to risk weighted
     assets)........................   59,800    9.36    25,546   4.00      50,622     6.00
  Tier I Capital (to average
     assets)........................   59,800    7.09    33,748   4.00      42,185     5.00
As of December 31, 1995:
  Total qualifying capital (to risk
     weighted assets)...............   58,603   10.26    47,716   8.00      57,145    10.00
  Tier I Capital (to risk weighted
     assets)........................   51,460    9.01    22,858   4.00      29,173     6.00
  Tier I Capital (to average
     assets)........................   51,460   10.58    19,449   4.00      24,311     5.00

     The actual capital amounts and ratios of National Bank of Commerce, the Company's most significant subsidiary, are presented in the table below:

                                                                             TO BE WELL
                                                          FOR CAPITAL     CAPITALIZED UNDER
                                                           ADEQUACY       PROMPT CORRECTIVE
                                          ACTUAL           PURPOSES       ACTION PROVISIONS
                                      ---------------   ---------------   -----------------
                                      AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                      -------   -----   -------   -----   --------   ------
As of December 31, 1996:
  Total qualifying capital (to risk
     weighted assets)...............  $52,182   11.72%  $35,609   8.00%    $44,514    10.00%
  Tier I Capital (to risk weighted
     assets)........................   46,618   10.47    17,805   4.00      24,518     6.00
  Tier I Capital (to average
     assets)........................   46,618    8.10    23,012   4.00      28,765     5.00
As of December 31, 1995:
  Total qualifying capital (to risk
     weighted assets)...............   42,276   12.60    26,837   8.00      33,546    10.00
  Tier I Capital (to risk weighted
     assets)........................   38,083   11.35    13,418   4.00      27,285     6.00
  Tier I Capital (to average
     assets)........................   38,083    8.37    18,190   4.00      22,738     5.00

19. RELATED PARTY TRANSACTIONS

     In addition to the previously disclosed related party transactions, the Company received trust fees of approximately $488,000 in 1996 and $440,000 in 1995 from related parties.