Form 10-Q
period 1997-03-31
ALABAMA NATIONAL BANCORPORATION
filed 1997-05-15
CIK 926966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

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

            1927 FIRST AVENUE NORTH, BIRMINGHAM, ALABAMA 35203-4009
            -------------------------------------------------------
                    (Address of principal executive office)

      Registrant's telephone number, including area code:  (205) 583-3654
                                                         ----------------

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

                      Yes    X     No
                          -------    ------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at May 11, 1997
          -----                                 ---------------------------
Common Stock, $1.00 Par Value                            6,525,418

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                                                                         PAGE
-----------------------------                                                                                         ----
Item 1.   Financial Statements (Unaudited)

          Consolidated statements of condition
          March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated statements of income
          Three month periods ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

          Consolidated statements of cash flows
          Three month periods ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to the unaudited consolidated financial statements
          March 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


Part I - Financial Information

                   Item 1 - Financial Statements (Unaudited)
                Alabama National BanCorporation and Subsidiaries
                Consolidated Statements of Condition (Unaudited)


                                                                           March 31, 1997  December 31, 1996
                                                                           --------------  -----------------
                                                                                 (In thousands)
ASSETS
   Cash and due from banks ...............................................   $  30,277          $  36,730
   Interest-bearing deposits in other banks ..............................         100                200
   Investment securities (estimated market values of $67,919 and $74,772)       68,672             74,745
   Securities available for sale .........................................      90,334             76,080
   Trading securities ....................................................       3,399              1,936
   Federal funds sold and securities purchased under resell agreements ...      52,385             46,249
   Loans .................................................................     617,208            612,897
   Unearned income .......................................................      (1,076)            (1,456)
                                                                             ---------          ---------
   Loans, net of unearned income .........................................     616,132            611,441
   Allowance for loan losses .............................................      (9,459)            (9,322)
                                                                             ---------          ---------
   Net loans .............................................................     606,673            602,119
   Property, equipment and leasehold improvements, net ...................      21,503             20,891
   Intangible assets .....................................................       7,225              7,308
   Other assets ..........................................................      24,432             21,454
   Totals ................................................................   $ 905,000          $ 887,712
                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Noninterest bearing .................................................   $ 107,185          $ 110,962
     Interest bearing ....................................................     608,095            563,719
   Total deposits ........................................................     715,280            674,681
   Federal funds purchased and securities sold under repurchase agreements      81,810             91,871
   Treasury, tax and loan account ........................................       3,649              2,968
   Short-term borrowings .................................................      19,500             41,000
   Accrued expenses and other liabilities ................................      16,758             10,771
   Capital lease obligations .............................................         294                300
                                                                             ---------          ---------
   Total liabilities .....................................................     837,291            821,591
                                                                             ---------          ---------

   Common stock, $1 par, authorized 10,000,000 shares;
     issued 6,525,418 and 6,515,418 shares at March 31, 1997
     and December 31, 1996, respectively .................................       6,525              6,515
   Additional paid-in capital ............................................      48,872             48,782
   Retained earnings .....................................................      12,967             11,093
   Unearned restricted stock .............................................        (177)              (185)
   Unrealized gain (loss) on securities available for sale, net of tax ...        (478)               (84)
                                                                             ---------          ---------
   Total stockholders' equity ............................................      67,709             66,121
                                                                             ---------          ---------
   Totals ................................................................   $ 905,000          $ 887,712
                                                                             =========          =========

See accompanying notes to unaudited consolidated financial statements

                Alabama National BanCorporation and Subsidiaries
                 Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)

                                                                For the three months
                                                                   ended March 31,
                                                                   ---------------
                                                                 1997           1996
                                                                 ----           ----

INTEREST INCOME:
   Interest and fees on loans ................................... $13,770   $12,986
   Interest on securities .......................................   2,436     2,370
   Interest on deposits in other banks ..........................       2       113
   Interest on trading securities ...............................      40        79
   Interest on Federal funds sold and securities purchased
     under resell agreements ....................................     559       645
                                                                  -------   -------
Total interest income ...........................................  16,807    16,193
                                                                  -------   -------
INTEREST EXPENSE
   Interest on deposits .........................................   6,695     6,427
   Interest on Federal funds purchased and securities sold
     under repurchase agreements ................................     880       931
   Interest on long and short-term borrowings ...................     442       488
                                                                  -------   -------
Total interest expense ..........................................   8,017     7,846
                                                                  -------   -------
Net interest income .............................................   8,790     8,347
Provision for loan losses .......................................      25       152
                                                                  -------   -------
Net interest income after provision for loan losses .............   8,765     8,195
                                                                  -------   -------

NONINTEREST INCOME:
   Securities gains .............................................       4        31
   Service charges on deposit accounts ..........................     982       902
   Investment services ..........................................   1,954     2,345
   Trust department income ......................................     375       330
   Other ........................................................     731       541
                                                                  -------   -------
Total noninterest income ........................................   4,046     4,149
                                                                  -------   -------

                Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
                     (In thousands, except per share data)

                                                                 For the three months
                                                                    ended March 31,
                                                                   ----------------
                                                                    1997      1996
                                                                   ------   -------
NONINTEREST EXPENSE:
   Salaries and employee benefits ..............................    5,031    5,233
   Occupancy and equipment expenses ............................    1,099    1,110
   Other .......................................................    2,773    2,260
                                                                   ------   ------
Total noninterest expense .....................................     8,903    8,603
                                                                   ------   ------

Income before provision for income taxes .......................    3,908    3,741
Provision for income taxes .....................................    1,293    1,381
                                                                   ------   ------
Net income .....................................................   $2,615   $2,360
                                                                   ------   ------

Net income per common share ....................................   $ 0.39   $ 0.35
                                                                   ------   ------

Weighted average common and common equivalent shares outstanding    6,762    6,690
                                                                   ------   ------





See accompanying notes to unaudited consolidated financial statements

                Alabama National BanCorporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                                         For the three months
                                                                            ended March 31,
                                                                            ---------------
                                                                         1997             1996
                                                                             (In thousands)

NET CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES ............   $  4,952    $   (189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities ...................................         --     (22,626)
Proceeds from maturities of investment securities ....................      6,068       2,733
Purchases of securities available for sale ...........................    (16,632)    (10,972)
Proceeds from sale of securities available for sale ..................         --         953
Proceeds from maturities of securities available for sale ............      1,730      22,814
Net decrease in interest bearing deposits in other banks .............        100       1,130
Net (increase) decrease in Federal funds sold and securities purcashed
   under resell agreements ...........................................     (6,136)      7,860
Net increase in loans ................................................     (4,579)     (5,143)
Purchases of property, equipment and leasehold improvements ..........     (1,028)       (757)
Proceeds from sale of property, equipment and leasehold improvements .         --          27
Proceeds from sale of life insurance policy  .........................         --         250
Proceeds from sale of other real estate ..............................         --          13
                                                                         --------    --------
Net cash used in investing activities ................................    (20,477)     (3,718)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..................................     40,599     (15,204)
Increase (decrease) in Federal funds purchased and securities sold
   under agreements to repurchase ....................................     (9,380)      8,380
Net decrease in short and long-term borrowings and capital leases ....    (21,506)        (56)
Exercise of stock options ............................................        100          --
Dividends on common stock ............................................       (741)       (310)
                                                                         --------    --------
Net cash provided by (used by) financing activities ..................      9,072      (7,190)
                                                                         --------    --------

Decrease in cash and cash equivalents ................................     (6,453)    (11,097)
Cash and cash equivalents, beginning of period .......................     36,730      39,202
                                                                         --------    --------
Cash and cash equivalents, end of period .............................   $ 30,277    $ 28,105
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................................   $  7,862    $  7,510
                                                                         ========    ========
Cash paid for income taxes ...........................................   $     50    $    736
                                                                         ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of collateral in satisfaction of loans ...................   $     --    $      6
                                                                         ========    ========
Adjustments to market value of other real estate owned ...............   $     --    $     16
                                                                         ========    ========
Adjustment to market value of securities available for sale, net
   of deferred income taxes ..........................................   $   (394)   $    346
                                                                         ========    ========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Alabama National Bancorporation (the "Company" or "ANB") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B - COMMITMENT AND CONTINGENCIES

The Company's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

         Accounting for the Impairment of Long-Lived Assets

In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes standards for the identification of long-lived assets, including certain identifiable intangibles and goodwill that may need to be written down because of an entity's inability to recover the assets' carrying value. The Company adopted SFAS 121 effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the Company's accompanying unaudited consolidated financial statements.

         Accounting for Mortgage Servicing Rights

In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights." The Company does not currently retain servicing rights related to a significant portion of the mortgage loans it originates. The Company adopted SFAS 122 effective January 1, 1996. The adoption of SFAS 122 did not have a material impact on the Company's accompanying unaudited consolidated financial statements.

         Accounting for Stock-Based Compensation

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation," which calls for a value based method. Beginning in 1996, compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the service period. The adaption of SFAS 123 did not have a material impact on the Company's accompanying unaudited consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In October 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No 125," which establishes standards in 1997 for accounting for certain transfers of assets and extinguishments of liabilities. It requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Certain guidelines set forth in the statement must be met before an asset can be considered transferred or a liability extinguished. This statement is applied prospectively for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS 125, as amended by SFAS 127, did not have a material effect on the accompanying unaudited consolidated financial statements of the Company.

         Earnings Per Share

In February 1997, the FASB issued SFAS 128, "Earnings Per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements for
earnings per share (EPS).   Some of the changes made to the EPS computations
include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents
(CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Under SFAS 128, the Company's basic and fully diluted EPS would be $.40 and $.39, respectively for the Company's 1997 quarter ended March 31, 1997.

NOTE D-MERGERS AND ACQUISITIONS

On September 30, 1996, the Company merged with FirstBanc Holding Company, Inc. ("FIRSTBANC"), a one bank holding company headquartered in Robertsdale, Alabama. The Company acquired all of the outstanding common stock of FIRSTBANC in exchange for 305,000 shares of the Company's common stock. The Company recorded the FIRSTBANC merger as a pooling- of-interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following is a discussion and analysis of the consolidated financial condition of the Company at March 31, 1997, and the results of its operations for the three month periods ended March 31, 1997 and 1996. On September 30, 1996, the Company merged with FirstBanc Holding Company, Inc. ("FIRSTBANC"), a one bank holding company headquartered in Robertsdale, Alabama. The Company acquired all of the outstanding common stock of FIRSTBANC in exchange for 305,000 shares of the Company's common stock. The Company recorded the FIRSTBANC merger as a pooling-of-interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

This information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PERFORMANCE OVERVIEW

The Company's net income was $2,615,000 for the first quarter of 1997 (the "1997 quarter") compared to $2,360,000 for the same period in 1996 (the "1996 quarter"), an increase of 10.8%. Net income per common share for the 1997 quarter was $.39 on 6,761,737 average common and common equivalent shares outstanding compared to $.35 for the 1996 quarter on 6,689,544 average common and common equivalent shares outstanding.

The return on average assets for the Company was 1.19% for the 1997 quarter compared to 1.13% for the 1996 quarter. The return on average stockholders' equity was 15.53% for the 1997 quarter compared to 16.00% for the 1996 quarter. Book value per share at March 31, 1997, was $10.38, an increase of $.23 from December 31, 1996. Tangible book value per share at March 31, 1997, was $9.27, an increase of $.24 from year end 1996. The Company paid a $.115 per share cash dividend on common shares in the 1997 quarter.

NET INCOME

The principal reason for the increase in net income for the 1997 quarter over the 1996 quarter was growth in loans relative to all other earnings assets, which increased interest income.

The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and borrowing used to support such assets. Interest earning assets increased by $38.7 million during the 1997 quarter, or 5.1%, compared to the 1996 quarter, and average interest bearing liabilities increased $37.4 million during the 1997 quarter, or 5.7%, compared to the 1996 quarter.
Despite the small increase in net interest earning assets, average loans increased by $65.5 million, or 12.0%, during the 1997 quarter, compared with
the 1996 quarter.    As a result of the growth in loans among all earning
assets, the average taxable equivalent rates earned on assets were 8.42% for the 1997 quarter compared to 8.51% for the 1996 quarter. The average rates paid on interest-bearing liabilities were 4.62% for the 1997 quarter compared to 4.78% for the 1996 quarter. The net interest margin for the 1997 quarter was 4.37% compared to 4.36% for the 1996 quarter.

The following table depicts, on a taxable equivalent basis for the 1997 and 1996 quarters, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

               AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
               (Amounts in thousands, except yields and rates)

                                                                        Three months ended March 31,
                                                 --------------------------------------------------------------------------
                                                                 1997                                  1996
                                                 -------------------------------------   ----------------------------------
                                                  Average       Income/         Yield/    Average     Income/       Yield/
ASSETS:                                           Balance       Expense         Rate      Balance     Expense        Rate
                                                 ---------     ---------        ------    -------     -------      --------
Earning assets:
  Loans (1) (3)  .............................   $ 611,207     $  13,770        9.01%     $545,695    $12,986      9.52%
  Securities:
   Taxable ...................................     131,241         2,164        6.60       142,766      2,132      5.97
   Tax exempt ................................      19,518           412        8.44        18,030        361      8.01
  Cash balances in other banks ...............         100             2        8.00         7,357        113      6.14
  Funds sold .................................      39,676           559        5.64        47,895        645      5.39
  Trading account securities .................       3,506            40        4.56         4,773         79      6.62
                                                 ---------     ---------                  --------    -------
      Total earning assets (2) ...............     805,248        16,947        8.42       766,516     16,316      8.51
                                                 ---------     ---------                  --------    -------
Cash and due from banks ......................      32,066                                  30,677
Premises and equipment .......................      17,449                                  20,785
Other assets .................................      34,980                                  29,370
Allowance for loan losses ....................      (9,381)                                 (8,900)
                                                 ---------                                --------
      Total assets ...........................   $ 880,362                                $838,448
                                                 =========                                ========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts ......   $  82,767           550        2.66      $105,010        829      3.16
  Savings deposits ...........................     184,081         1,665        3.62       179,128      1,600      3.57
  Time deposits ..............................     328,065         4,480        5.46       272,447      3,998      5.87
  Funds purchased ............................      70,121           880        5.02        71,768        931      5.19
  Other short-term borrowings ................      28,665           435        6.07        27,470        471      6.86
  Long-term debt .............................         297             7        9.43           807         17      8.43
                                                 ---------     ---------                  --------    -------
      Total interest-bearing liabilities .....     693,996         8,017        4.62       656,630      7,846      4.78
                                                               ---------        ----      --------    -------      ----
Demand deposits ..............................     104,250                                 103,805
Accrued interest and other liabilities .......      14,748                                  19,000
Stockholders' equity .........................      67,368                                  59,013
                                                 ---------                                --------
      Total liabilities and stockholders'
        equity ...............................   $ 880,362                                $838,448
                                                 =========                                ========

Net interest spread ..........................                                  3.80%                              3.73%
                                                                                ====                               ====
Net interest income/margin on
  a taxable equivalent basis .................                     8,930        4.44%                   8,470      4.42%
                                                                                ====                               ====
Tax equivalent adjustment (2) ................                       140                                  123
                                                               =========                              =======
Net interest income/margin ...................                 $   8,790        4.37%                 $ 8,347      4.36%
                                                               =========        ====                  =======      ====


__________________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on an assumed tax rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $401,000 and $393,000 are included in interest and fees on loans for the three months ended March 31, 1997 and 1996, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income from the 1997 quarter compared to the 1996 quarter. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.



                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (Amounts in thousands)


                                                   March 31,
                                         -----------------------------
                                             1997 Compared to 1996
                                                Variance Due to
                                         -----------------------------
                                         Volume   Yield/Rate   Total
                                         -----------------------------
EARNING ASSETS:
Loans ................................   $ 4,391    $(3,607)   $   784
Securities:
  Taxable ............................      (766)       798         32
  Tax exempt .........................        31         20         51
Cash balances in other banks .........      (295)       184       (111)
Funds sold ...........................      (257)       171        (86)
Trading account securities ...........       (18)       (21)       (39)
                                         -------    -------    -------

     Total interest income ...........     3,086     (2,455)       631

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts       (160)      (119)      (279)
Savings and money market deposits ....        43         22         65
Time deposits ........................     2,024      1,542)       482
Funds purchased ......................       (21)        30)       (51)
Other short-term borrowings ..........       109        145)       (36)
Long-term debt .......................       (22)        12        (10)
                                         -------    -------    -------

     Total interest expense ..........     1,973     (1,802)       171
                                         -------    -------    -------
     Net interest income on  a taxable
       equivalent basis ..............   $ 1,113    $  (653)       460
                                         =======    =======
Taxable equivalent adjustment ........                             (17)
                                                               -------
Net interest income ..................                         $   443
                                                               =======

Net revenue from earning assets during the 1997 quarter increased $443,000, or 5.3%, over the corresponding period in 1996, most of which resulted from the growth of loans among all earning assets.

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was set at $25,000 for the 1997 quarter, compared with $152,000 during the 1996 quarter. Recoveries exceeded charge-offs by $112,000 for the 1997 quarter compared to net charge-offs of $244,000 for the same period of 1996. The allowance for loan losses as a percentage of outstanding loans, net of unearned income was 1.54% at March 31, 1997, compared to 1.52% at year-end 1996. However, because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 1997 quarter was $4.0 million, compared to $4.1 million for the same period in 1996, a decrease of 2.5%. Investment services income of $2.0 million in the 1997 quarter decreased by $391,000, or 16.7%, compared with the 1996 quarter, reflecting a decreased demand for investment services. Other income increased during the 1997 quarter by $190,000, or 35.1%, to $731,000 from $541,000 in the 1996 quarter resulting from security settlement services provided on a contract basis for an independent insurance company. The contractual arrangement with this company will not be renewed after June 1997. Service charges increased in the 1997 quarter by $80,000, or 8.9%, to $982,000, resulting from an emphasis on service fees began in mid 1996. Trust fees increased in the 1997 quarter by $45,000 or 13.6% over the 1996 quarter.

Total noninterest expense for the 1997 quarter was $8.9 million compared to $8.6 million, a $300,000, or 3.5%, increase over the same period in 1996. Salaries and employee benefits decreased $202,000 in the 1997 quarter when compared to the 1996 quarter, consistent with decreased sales volume in the investment services division. Occupancy and equipment expense decreased $11,000 or 1.0% in the 1997 quarter compared to the 1996 quarter. Other noninterest expense increased $513,000 or 22.7% in the 1997 quarter compared to the 1996 quarter. The increase resulted primarily from $133,000 relating to the repurchase of ANB stock options and $237,000 of direct expenses relating to the securities settlement arrangement more fully discussed above.

Income tax expense decreased $88,000, or 6.37%, to $1.3 million for the 1997 quarter compared to the 1996 quarter. The decrease was the result of utilization of low income housing credits and growth in tax free investment securities. The effective tax rates for the 1997 and 1996 quarters were 33.1% and 36.9%, respectively.

EARNING ASSETS

Loans comprised the largest single category of the Company's earning assets on March 31, 1997. Loans, net of unearned income, were $616.1 million or 68.1% of total assets at March 31, 1997 compared to $611.4 million or 68.9% at December 31, 1996, an increase of $4.7 million, or .8%.

Investment securities decreased $6.1 million in the 1997 quarter. There were no purchases of investment securities and maturities and calls of investment securities totaled $6.1 million during the 1997 quarter.

Securities available for sale increased $14.3 million in the 1997 quarter. Purchases of available for sale securities totaled $16.6 million and maturities and calls of available for sale securities totaled $1.7 million. There were no sales of available for sale securities in the 1997 quarter, compared to $1.0 million in the 1996 quarter. Write down to estimated market value of available for sale securities totaled $394,000, net of deferred income taxes, in the 1997 quarter compared with a write up of $346,000, net of deferred income taxes, in the 1996 quarter.

The trading account securities are securities owned by the Company prior to delivery to the Company's customers. It is the policy of the Company to limit positions in such securities to reduce its exposure to market and interest rate changes . Federal funds sold and securities purchased under agreements to resell totaled $52.3 million at March 31, 1997 compared to $46.2 at December 31, 1996, an increase of $6.1 million. Interest-bearing deposits in other banks at March 31, 1997 were $100,000 compared to $200,000 at December 31, 1996.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits increased $40.6 million from year-end 1996, or 6.0%, to $715.3 million at March 31, 1997. Noninterest bearing demand deposits decreased $3.8 million and interest-bearing deposits increased $44.4 million. Primarily all of the growth in deposits related to consumer certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase totaled $81.8 million at March 31, 1997, a decrease of $10.1 million from December 31, 1996. Short-term borrowings and the Treasury tax and loan account were $23.1 million at March 31, 1997, a decrease of $20.8 million over December 31, 1996. The decrease in borrowed funds reflects the emphasis on consumer deposits to fund asset growth.

The Company's only long-term debt at March 31, 1997 was capital lease obligations which decreased $6,000 during the 1997 quarter.

ASSET QUALITY

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

At March 31, 1997, nonperforming assets totaled $2.0 million, a decrease of $190,000 from December 31, 1996. Nonperforming assets as a percentage of loans plus other real estate was .32% at March 31, 1997 compared to .36% at December 31,1996.

                              NONPERFORMING ASSETS
                   (Amounts in thousands, except percentages)

                                                    March 31,  December 31,
                                                      1997         1996
Nonaccrual loans ................................   $   945     $   1,111
Restructured loans ..............................       516           605
Loans past due 90 days or more and still accruing         -             -
                                                    -------     ---------

   Total nonperforming loans ....................     1,461         1,716

Other real estate owned .........................       533           468
                                                    -------     ---------

   Total nonperforming assets ...................   $ 1,994     $   2,184
                                                    =======     =========

Allowance for loan losses to period-end loans ...      1.54%         1.52%

Allowance for loan losses to period-end
   nonperforming loans ..........................    647.43        543.24

Allowance for loan losses to period-end
   nonperforming assets .........................    474.37        426.83

Net losses (recoveries) to average loans ........     (0.02)(1)     (0.03)

Nonperforming assets to period-end loans
   and other real estate owned ..................      0.32          0.36

Nonperforming loans to period-end loans .........      0.24          0.28

--------------------
(1)  Annualized

Net loan recoveries for the 1997 quarter totaled $112,000 or .02% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans was 1.54% at March 31, 1997 compared to 1.54% on December 31, 1996.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

Allowance for loan losses at
     beginning of period ..................   $ 9,322

Charge-offs:
     Commercial, financial and agricultural        21
     Real estate - mortgage ...............        48
     Consumer .............................       140
                                              -------
          Total charge-offs ...............       209
                                              -------
Recoveries:
     Commercial, financial and agricultural       204
     Real estate - mortgage ...............        52
     Consumer .............................        65
                                              -------
          Total recoveries ................       321
                                              -------
           Net charge-offs (recoveries) ...      (112)

Provision for (benefit of) loan losses ....        25
                                              -------

Allowance for loan losses at
     period-end ...........................   $ 9,459
                                              =======


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 1997 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates the Company's interest rate sensitivity at March 31, 1997, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)

                                                                                March 31, 1997
                                           -------------------------------------------------------------------------------
                                                        After One    After Three
                                                         Through       Through
                                           Within One     Three        Twelve       Within One    Greater Than
                                             Month        Months        Months         Year         One Year      Total
                                           ----------   ---------    -----------    ----------    ------------  ---------

ASSETS:
Earning assets:
   Loans (1) ............................   $ 264,969    $  55,137     $  94,641     $ 414,747     $ 200,440    $ 615,187
   Securities (2) .......................      11,702        4,684         5,883        22,269       136,630      158,899
   Interest-bearing deposits in
     other banks ........................         100            -             -           100             -          100
   Funds sold ...........................      52,385            -             -        52,385             -       52,385
                                            ---------    ---------     ---------     ---------     ---------    ---------
        Total interest-earning assets ...   $ 329,156    $  59,821     $ 100,524     $ 489,501     $ 337,070    $ 826,571

LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing deposits:
       Demand deposits ..................   $       -    $       -     $  87,702     $  87,702     $       -    $  87,702
       Savings deposits .................     136,873            -             -       136,873        43,223      180,096
       Time deposits (3) ................      54,360       62,287       171,230       287,877        52,420      340,297
    Funds purchased .....................      81,810            -             -        81,810             -       81,810
    Short-term borrowings (4) ...........      23,149            -             -        23,149             -       23,149
    Long-term debt ......................           2            4            18            24           270          294
                                            ---------    ---------     ---------     ---------     ---------    ---------
       Total interest-bearing liabilities   $ 296,194    $  62,291     $ 258,950     $ 617,435     $  95,913    $ 713,348
                                            ---------    ---------     ---------     ---------     ---------    ---------

Period gap ..............................   $  32,962    $  (2,470)    $(158,426)    $(127,934)    $ 241,157
                                            =========    =========     =========     =========     =========

Cumulative gap ..........................   $  32,962    $  30,492     $(127,934)    $(127,934)    $ 113,223    $ 113,223
                                            =========    =========     =========     =========     =========    =========
Ratio of cumulative gap to total
  earning assets ........................                     3.99          3.69        (15.48)       (15.48)       13.70

(1)  Excludes nonaccrual loans of $945,000.
(2)  Excludes investment equity securities of $3,506,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accuring.
(4)  Includes treasury, tax and loan account of $3,649,000.




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

LIQUIDITY AND CAPITAL ADEQUACY

The Company's net loan to deposit ratio decreased to 84.8% at March 31, 1997, compared to 89.2% at year end 1996. The Company's liquid assets as a percentage of total deposits were 11.6% at March 31, 1997, compared to 9.4% at year-end 1996. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments and available funds lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

The Company's stockholders' equity increased by $1.6 million to $67.7 million at March 31, 1997 from December 31, 1996. This increase was attributable to:

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $2,615,000
Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    100,000
Increase in unrealized losses on securities available for sale, net
of deferred income tax benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (394,000)
Cash dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (741,000)
Decrease in unearned restricted stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,000
                                                                                                            ----------
      Net increase  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,588,000
                                                                                                            ==========

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of the Company and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at March 31, 1997. Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Company and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of the Company and each subsidiary bank at March 31, 1997:







                                          Total Risk     Tier 1 Risk      Tier 1
                                             Based          Based        Leverage
                                           ----------    -----------     --------
Alabama National BanCorporation .......       9.38%        10.63%          7.08%

National Bank of Commerce of Birmingham      10.21         11.46           7.81
Alabama Exchange Bank .................      14.17         15.07           9.22
Bank of Dadeville .....................      12.25         13.35          11.11
Citizens Bank of Talladega ............      16.12         17.37           9.97
First Bank of Baldwin County ..........      13.71         14.86           9.17
First National Bank of Ashland ........      12.91         12.52           8.57
Gulf Bank .............................      10.94         12.05           9.60
Required minimums .....................       4.00          8.00           4.00

                           Part II Other Information

                   Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10 First Amendment To Credit Agreement between the Company and AmSouth Bank of Alabama.

         27               Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ALABAMA NATIONAL BANCORPORATION


DATE:   May  11, 1997     /s/John H. Holcomb, III
        -------------     -----------------------
                          John H. Holcomb, III, its Chairman and
                          Chief Executive Officer




DATE:   May  11, 1997     /s/James S. Parks, Jr.
        -------------     ----------------------
                          James S. Parks, Jr.,  its Senior Vice
                          President-Finance, Controller and Treasurer
                          (principal financial and accounting officer)