Form 10-Q
period 1997-06-30
ALABAMA NATIONAL BANCORPORATION
filed 1997-08-13
CIK 926966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 Yes  X  No
                                    -----  -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at August 11, 1997
            -----                                 ------------------------------
Common Stock, $1.00 Par Value                                 6,565,303

                                      INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                                  PAGE
-----------------------------                                                  ----
Item 1.  Financial Statements (Unaudited)

         Consolidated statements of condition
         June 30, 1997 and December 31, 1996.................................    3

         Consolidated statements of income
         Three month periods ended June 30, 1997 and 1996;
         Six month periods ended June 30, 1997 and 1996......................    4

         Consolidated statements of cash flows
         Six month periods ended June 30, 1997 and 1996......................    8

         Notes to the unaudited consolidated financial statements
         June 30, 1997.......................................................    9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................   11

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of  Security  Holders...............   22

Item 6.  Exhibits  and  Reports on Form 8-K..................................   23

SIGNATURES...................................................................   24

PART I - FINANCIAL INFORMATION

                    ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                                     June 30, 1997        December 31, 1996
                                                                                     -------------        -----------------
                                                                                                (In thousands)
ASSETS
   Cash and due from banks ....................................................        $  35,779              $  36,730
   Interest-bearing deposits in other banks ...................................              137                    200
   Investment securities (estimated market values of $65,250 and $74,772) .....           65,110                 74,745
   Securities available for sale ..............................................          102,964                 76,080
   Trading securities .........................................................            5,224                  1,936
   Federal funds sold and securities purchased under resell agreements ........           48,469                 46,249
   Loans ......................................................................          626,854                612,897
   Unearned income ............................................................           (1,049)                (1,456)
                                                                                       ---------              ---------
   Loans, net of unearned income ..............................................          625,805                611,441
   Allowance for loan losses ..................................................           (9,675)                (9,322)
                                                                                       ---------              ---------
   Net loans ..................................................................          616,130                602,119
   Property, equipment, and leasehold improvements, net .......................           21,652                 20,891
   Intangible assets ..........................................................            7,142                  7,308
   Other assets ...............................................................           26,173                 21,454
                                                                                       ---------              ---------
   Totals .....................................................................        $ 928,780              $ 887,712
                                                                                       =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
      Noninterest bearing .....................................................        $ 109,618              $ 110,962
      Interest bearing ........................................................          636,543                563,719
                                                                                       ---------              ---------
   Total deposits .............................................................          746,161                674,681
   Federal funds purchased and securities sold under repurchase agreements ....           64,640                 91,871
   Treasury, tax and loan account .............................................            7,054                  2,968
   Short-term borrowings ......................................................           16,500                 41,000
   Accrued expenses and other liabilities .....................................           14,792                 10,771
   Long-term debt .............................................................            9,487                    300
                                                                                       ---------              ---------
   Total liabilities ..........................................................          858,634                821,591

   Common stock, $1 par, authorized 10,000,000 shares;
      issued 6,525,418 and 6,515,418 shares at June 30, 1997
      and December 31, 1996, respectively .....................................            6,525                  6,515
   Additional paid-in capital .................................................           48,872                 48,782
   Retained earnings ..........................................................           14,958                 11,093
   Unearned restricted stock ..................................................             (139)                  (185)
   Unrealized gain (loss) on securities available for sale, net of tax ........              (70)                   (84)
                                                                                       ---------              ---------
   Total stockholders' equity .................................................           70,146                 66,121
                                                                                       ---------              ---------
   Totals .....................................................................        $ 928,780              $ 887,712
                                                                                       =========              =========


See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              For the three months
                                                                 ended June 30,
                                                                 --------------
                                                                 1997      1996
                                                                 ----      ----
INTEREST INCOME:
   Interest and fees on loans ..............................   $14,090   $13,185
   Interest on securities ..................................     2,663     2,555
   Interest on deposits in other banks .....................         2        75
   Interest on trading securities ..........................        29        45
   Interest on Federal funds sold and securities purchased
      under resell agreements ..............................       606       414
                                                               -------   -------
Total interest income ......................................    17,390    16,274
INTEREST EXPENSE
   Interest on deposits ....................................     6,871     6,073
   Interest on Federal funds purchased and securities sold
      under repurchase agreements ..........................     1,022       888
   Interest on long and short-term borrowings ..............       586       527
                                                               -------   -------
Total interest expense .....................................     8,479     7,488
                                                               -------   -------
Net interest income ........................................     8,911     8,786
Provision for loan losses ..................................        42        57
                                                               -------   -------
Net interest income after provision for loan losses ........     8,869     8,729

NONINTEREST INCOME:
   Securities gains ........................................        --         3
   Service charges on deposit accounts .....................       860       803
   Investment services .....................................     1,709     1,796
   Trust department income .................................       449       380
   Other ...................................................       699       848
                                                               -------   -------
Total noninterest income ...................................     3,717     3,830

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        For the three months
                                                                           ended June 30,
                                                                           --------------
                                                                         1997          1996
                                                                         ----          ----
NONINTEREST EXPENSE:
   Salaries and employee benefits ...................................    4,961         5,815
   Occupancy and equipment expenses .................................    1,036         1,046
   Other ............................................................    2,520         2,691
                                                                        ------        ------
Total noninterest expense ...........................................    8,517         9,552
                                                                        ------        ------

Income before provision for income taxes ............................    4,069         3,007
Provision for income taxes ..........................................    1,335         1,010
                                                                        ------        ------
Net income ..........................................................   $2,734        $1,997
                                                                        ======        ======

Net income per common share .........................................   $  .40        $  .30
                                                                        ======        ======

Weighted average common and common equivalent shares outstanding ....    6,772         6,678
                                                                        ======        ======





See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       For the six months
                                                                         ended June 30,
                                                                         --------------
                                                                         1997      1996
                                                                         ----      ----
INTEREST INCOME:
   Interest and fees on loans ......................................   $27,860   $26,171
   Interest on securities ..........................................     5,099     4,925
   Interest on deposits in other banks .............................         4       188
   Interest on trading securities ..................................        69       124
   Interest on Federal funds sold and securities purchased
      under resell agreements ......................................     1,165     1,059
                                                                       -------   -------
Total interest income ..............................................    34,197    32,467
INTEREST EXPENSE
   Interest on deposits ............................................    13,566    12,500
   Interest on Federal funds purchased and securities sold
      under repurchase agreements ..................................     1,902     1,819
   Interest on long and short-term borrowings ......................     1,028     1,015
                                                                       -------   -------
Total interest expense .............................................    16,496    15,334
                                                                       -------   -------
Net interest income ................................................    17,701    17,133
Provision for loan losses ..........................................        67       209
                                                                       -------   -------
Net interest income after provision for loan losses ................    17,634    16,924

NONINTEREST INCOME:
   Securities gains ................................................         4        34
   Service charges on deposit accounts .............................     1,842     1,705
   Investment services .............................................     3,663     4,141
   Trust department income .........................................       824       710
   Other ...........................................................     1,430     1,389
                                                                       -------   -------
Total noninterest income ...........................................     7,763     7,979

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             For the six months
                                                                               ended June 30,
                                                                               --------------
                                                                               1997      1996
                                                                               ----      ----
NONINTEREST EXPENSE:
  Salaries and employee benefits .........................................     9,992    11,048
  Occupancy and equipment expenses .......................................     2,135     2,156
  Other ..................................................................     5,293     4,951
                                                                             -------   -------
Total noninterest expense ................................................    17,420    18,155
                                                                             -------   -------

Income before provision for income taxes .................................     7,977     6,748
Provision for income taxes ...............................................     2,628     2,391
                                                                             -------   -------
Net income ...............................................................   $ 5,349   $ 4,357
                                                                             =======   =======

Net income per common share ..............................................   $   .79   $   .65
                                                                             =======   =======

Weighted average common and common equivalent shares outstanding .........     6,761     6,684
                                                                             =======   =======





See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          For the six months
                                                                                            ended June 30,
                                                                                            --------------
                                                                                           1997        1996
                                                                                           ----        ----
                                                                                            (In thousands)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ......................................   $  2,573    $  2,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities ...................................................         --     (23,384)
Proceeds from maturities of investment securities ....................................      9,622       5,279
Purchases of securities available for sale ...........................................    (30,228)    (23,538)
Proceeds from sale of securities available for sale ..................................         --       2,203
Proceeds from maturities of securities available for sale ............................      3,326      35,967
Net decrease in interest bearing deposits in other banks .............................         63      10,217
Net (increase) decrease in Federal funds sold and securities purchased
   under resell agreements ...........................................................     (2,220)     10,176
Net increase in loans ................................................................    (14,078)    (16,326)
Purchases of property, equipment, and leasehold improvements .........................     (1,647)     (1,355)
Proceeds from sale of property, equipment, and leasehold improvements ................         --         185
Proceeds from sale of life insurance policy ..........................................         --         250
Proceeds from sale of assets .........................................................         --         393
                                                                                         --------    --------
Net cash provided by (used by) investing activities ..................................    (35,162)         67
                                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits .............................................................     71,480       6,533
Sale of deposits .....................................................................         --      (8,500)
Decrease in Federal funds purchased and securities sold
   under agreements to repurchase ....................................................    (27,231)    (14,375)
Net increase (decrease) in short and long-term borrowings and capital leases .........    (11,227)     11,111
Exercise of stock options ............................................................        100          --
Dividends on common stock ............................................................     (1,484)       (617)
                                                                                         --------    --------
Net cash provided by (used by) financing activities ..................................     31,638      (5,848)
                                                                                         --------    --------

Decrease in cash and cash equivalents ................................................       (951)     (3,596)
Cash and cash equivalents, beginning of period .......................................     36,730      39,202
                                                                                         --------    --------
Cash and cash equivalents, end of period .............................................   $ 35,779    $ 35,606
                                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................................................   $ 16,524    $ 15,571
                                                                                         ========    ========
Cash paid for income taxes ...........................................................   $  2,775    $  2,437
                                                                                         ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of collateral in satisfaction of loans ...................................   $     --    $     70
                                                                                         ========    ========
Adjustments to market value of other real estate owned ...............................   $     --    $     15
                                                                                         ========    ========
Adjustment to market value of securities available for sale, net
   of deferred income taxes ..........................................................   $     14    $    553
                                                                                         ========    ========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B - COMMITMENT AND CONTINGENCIES

The Company's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In October 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125." The latter establishes standards in 1997 for accounting for certain transfers of assets and extinguishments of liabilities. It requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered, as well as liabilities when extinguished. Certain guidelines set forth in the statement must be met before an asset can be considered transferred or a liability extinguished. This statement is applied prospectively for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS 125, as amended by SFAS 127, did not have a material effect on the accompanying unaudited consolidated financial statements of the Company.

         Earnings Per Share

In February 1997, the FASB issued SFAS 128, "Earnings Per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). Some of the changes made to the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents
(CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Under SFAS 128, the Company's basic and fully diluted EPS would be $.42 and $.40, respectively for the Company's 1997 quarter ended June 30, 1997. The Company's basic and fully diluted EPS would be $.82 and $.79, respectively for the Company's 1997 six months ended June 30, 1997.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         Comprehensive Income

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. Under SFAS 130, the Company will report changes in realized gains and losses attributable to available for sale securities, as well as the amortization of unearned restricted stock, as components of comprehensive income. This statement is effective for fiscal years beginning after December 15, 1997, and requires comparative financial information presented for prior periods to be reclassified to conform to the requirements of the statement. Early application is permitted.

         Segment Reporting

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of a Business Enterprise and Related Information." SFAS 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Early application is permitted, but is not required, and comparative information for interim periods in the initial year of application must be reported in financial statements for interim periods in the second year of application.

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

On July 25, 1997, the Company announced that it had entered into a definitive agreement to merge with First American Bancorp, located in Decatur, Alabama ("FIRST AMERICAN"). At March 31, 1997, FIRST AMERICAN's assets totaled $231 million. Terms of the agreement with FIRST AMERICAN call for the Company to exchange a total of 2.2 million shares of the Company's common stock for FIRST AMERICAN shares on a 0.7199 to one ratio for its common shares and outstanding stock options. Completion of the agreement is subject to approval of applications filed with banking regulators and certain other conditions, and must be approved by shareholders of the Company and FIRST AMERICAN. The merger is expected to be accounted for as a pooling-of-interests.

On August 6, 1997, the Company announced that regulatory approval had been received to enable the relocation and formation of Citizens and Peoples Bank, N.A. ("C&P"), a bank subsidiary to be located in Cantonment, Florida. This will be the first bank subsidiary of the Company located in Florida. The Company purchased a former Cantonment branch location of Barnett Bank for C&P's banking office and expects C&P to open in August 1997. The Company also announced, in connection with the C&P formation, that two of its subsidiaries, First Bank of Baldwin County and Gulf Bank, will combine operations on August 15, 1997 to form First Gulf Bank.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following is a discussion and analysis of the consolidated financial condition of the Company at June 30, 1997, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996. On September 30, 1996, the Company merged with FirstBanc Holding Company, Inc. ("FIRSTBANC"), a one bank holding company headquartered in Robertsdale, Alabama. The Company acquired all of the outstanding common stock of FIRSTBANC in exchange for 305,000 shares of the Company's common stock. The Company recorded the FIRSTBANC merger as a pooling-of-interests and accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

This information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PERFORMANCE OVERVIEW

The Company's net income was $2.73 million for the second quarter of 1997 (the "1997 Quarter") compared to $2.00 million for the second quarter of 1996 (the "1996 quarter"). Net income for the six month period ended June 30, 1997 (the "1997 six months") was $5.35 million compared to $4.36 million for the six months ended June 30, 1996 (the "1996 six months"). Net income per common share for the 1997 and 1996 quarters was $.40 and $.30, respectively. For the 1997 six months, net income per common share was $.79 compared to $.65 for the 1996 six months.

During the 1996 quarter, the Company absorbed an after tax charge of approximately $947,000 ($.09 per common share) as the result of termination of employment contracts with former executives of the Company. In addition, the Company recorded a non-operating after tax gain of $274,000 ($.04 per common share) resulting from the sale of a branch along with its deposits. Excluding these transactions, the per common share net income of the Company would have been $.35 and $.70, respectively for the 1996 quarter and the 1996 six months.

The return on average assets for the Company was 1.20% for the 1997 six months compared to 1.05% for the 1996 six months. The return on average stockholders' equity increased for the 1997 six months to 15.68%, as compared to 14.56% for the 1996 six months. Book value per share at June 30, 1997 was $10.75, an increase of $1.32 from year end 1996. Tangible book value per share at June 30, 1997 was $9.66, an increase of $1.37 from year end 1996. The Company paid a $.23 cash dividend on common shares in the 1997 six months, compared to $.10 on common shares in the 1996 six months.

NET INCOME

The principal reason for the increase in net income for the 1997 quarter and the 1997 six months, compared to the same periods in 1996, was the growth in loans relative to all other earning assets.

The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Average earning assets for the 1997 six months increased by approximately $53.8 million and average interest-bearing liabilities increased by approximately $48.8 million. The Company's net interest income benefited from the faster growth of average earning assets, especially loans, than average interest-bearing liabilities. The average taxable equivalent rates earned on assets were 8.45% for the 1997 six months compared to 8.57% for the 1996 six months. The average rates paid on interest-bearing liabilities were 4.69% for the 1997 six months compared to 4.68% for the 1996 six months. The net interest margin for the 1997 six months was 4.33% compared to 4.48% for the 1996 six months.

The following table depicts, on a taxable equivalent basis for the 1997 and 1996 six months, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.


                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                 (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------------------------------------------
                                                                          1997                               1996
                                                          ----------------------------------    -----------------------------
                                                          AVERAGE         INCOME/     YIELD/     AVERAGE     INCOME/   YIELD/
ASSETS:                                                   BALANCE         EXPENSE      RATE      BALANCE     EXPENSE    RATE
                                                          --------        -------     ------    --------     -------   ------
Earning assets:
  Loans(1)(3) .......................................     $617,670        $27,931      9.04%    $555,003     $26,196    9.44%
  Securities:
   Taxable ..........................................      137,808          4,501      6.53      142,040       4,445    6.26
   Tax exempt .......................................       20,051            906      9.20.      17,760         727    8.19
  Cash balances in other banks ......................          131              4      6.11        6,733         188    5.58
  Funds sold ........................................       39,849          1,165      5.84       38,869       1,059    5.45
  Trading account securities ........................        2,588             69      5.33        3,878         124    6.40
                                                          --------        -------               --------     -------
      Total earning assets(2) .......................      818,097         34,576      8.45      764,283      32,739    8.57
                                                          --------        -------               --------     -------
Cash and due from banks .............................       30,480                                29,268
Premises and equipment ..............................       21,495                                20,612
Other assets ........................................       30,776                                22,586
Allowance for loan losses ...........................       (9,502)                               (8,955)
                                                          --------                              --------
       Total assets .................................     $891,346                              $827,794
                                                          ========                              ========
LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts .............     $ 85,303          1,149      2.69     $ 82,678       1,076    2.60
  Savings deposits ..................................      182,711          3,332      3.65      201,539       3,709    3.68
  Time deposits .....................................      330,405          9,085      5.50      270,219       7,715    5.71
  Funds purchased ...................................       71,594          1,902      5.31       69,403       1,819    5.24
  Other short-term borrowings .......................       31,320            958      6.12       30,138         980    6.50
  Long-term debt ....................................        2,275             70      6.15          794          35    8.82
                                                          --------        -------               --------     -------
       Total interest-bearing liabilities ...........      703,608         16,496      4.69      654,771      15,334    4.68
                                                          --------        -------      ----     --------     -------    ----
Demand deposits .....................................      105,730                               101,057
Accrued interest and other liabilities ..............       13,767                                12,129
Stockholders' equity ................................       68,241                                59,837
                                                          --------                              --------
    Total liabilities and stockholders' equity ......     $891,346                              $827,794
                                                          ========                              ========

Net interest spread .................................                                  3.76%                            3.89%
                                                                                       ====                             ====
Net interest income/margin on
  a taxable equivalent basis ........................                      18,080      4.42%                  17,405    4.55%
                                                                                       ====                             ====
Tax equivalent adjustment(2) ........................                         379                                272
                                                                          -------                            -------
Net interest income/margin ..........................                     $17,701      4.33%                 $17,133    4.48%
                                                                          =======      ====                  =======    ====

--------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $859,000 and $772,000 are included in interest and fees on loans for the six months ended June 30, 1997 and 1996, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 1997 six months compared to the 1996 six months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (AMOUNTS IN THOUSANDS)

                                                             JUNE 30,
                                                --------------------------------
                                                     1997 COMPARED TO 1996
                                                        VARIANCE DUE TO
                                                --------------------------------
                                                 VOLUME    YIELD/RATE    TOTAL
                                                -------------------------------
EARNING ASSETS:
Loans ......................................    $ 4,490     $(2,755)    $ 1,735
Securities:
  Taxable ..................................       (291)        347          56
  Tax exempt ...............................         99          80         179
Cash balances in other banks ...............       (233)         49        (184)
Funds sold .................................         27          79         106
Trading account securities .................        (37)        (18)        (55)
                                                -------     -------     -------

     Total interest income .................      4,055      (2,218)      1,837

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts ......         35          38          73
Savings and money market deposits ..........       (347)        (30)       (377)
Time deposits ..............................      2,149        (779)      1,370
Funds purchased ............................         58          25          83
Other short-term borrowings ................         83        (105)        (22)
Long-term debt .............................         66         (31)         35
                                                -------     -------     -------

     Total interest expense ................      2,044        (882)      1,162
                                                -------     -------     -------
     Net interest income on  a taxable
       equivalent basis ....................    $ 2,011     $(1,336)        675
                                                =======     =======
Taxable equivalent adjustment ..............                               (107)
                                                                        -------
Net interest income ........................                            $   568
                                                                        =======

Net revenue from earning assets during the 1997 six months increased $568,000 or 3.2%, over the corresponding period in 1996 attributable to the growth in loan volume.

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was $42,000 for the 1997 quarter, compared with $57,000 in the 1996 quarter. The provision for loan losses was $67,000 for the 1997 six months, compared to $209,000 in the 1996 six months. Recoveries exceeded charge-offs by $286,000 for the 1997 six months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.55% at June 30, 1997, compared to 1.52% at December 31, 1996. Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 1997 quarter was $3.7 million, compared to $3.8 million for the 1996 quarter. For the 1997 six months, noninterest income decreased to $7.8 million, compared to $8.0 million for the 1996 six months. Service charges on deposits for the 1997 quarter were $860,000, compared with $803,000 for the 1996 quarter. For the 1997 six months, service charges were $1.8 million, compared with $1.7 million for the 1996 six months. Reflecting less demand for fixed rate bonds, revenue in the investment services division totaled $1.7 million in the 1997 quarter and $1.8 million the 1996 quarter, and totaled $3.7 million in the 1997 six months, compared to $4.1 million in the 1996 six months. Trust fees increased $69,000 in the 1997 quarter compared to the 1996 quarter and increased $114,000 for the 1997 six months, when compared with the 1996 six months. Other noninterest income decreased $149,000 in the 1997 quarter when compared to the 1996 quarter and increased $41,000 for the 1997 six months when compared with the 1996 six months. Both the 1996 quarter and 1996 six months include a non-operating gain of $274,000 resulting from the sale of a branch and its deposits and an $80,000 recovery from a settlement with a third-party financial institution. The expected decline in other noninterest income from 1996 was partially offset by security settlement services provided on a contact basis for an independent insurance company totaling $455,000 in the 1997 six months, compared to $186,000 during the 1996 six months. The contractual arrangement with this company terminated effective June 30, 1997.

Noninterest expense was $8.5 million for the 1997 quarter, compared to $9.6 million for the 1996 quarter. For the 1997 six months, noninterest expense was $17.4 million, compared to $18.2 million for the 1996 six months. Salaries and employee benefits were $5.0 million for the 1997 quarter, compared to $5.8 million for the 1996 quarter. For the 1997 six months, salaries and employee benefits were $10.0 million compared to $11.0 million in the 1996 six months. The decrease in salaries and employee benefits is attributable to non-operating charges in the 1996 quarter and six months totaling $947,000 relating to the termination of employment contracts with former executives of the Company. Occupancy and equipment expense totaled $1.0 million in the 1997 quarter and the 1996 quarter. For both the 1997 six months and 1996 six months, occupancy and equipment expenses totaled $2.1 million. Other noninterest expense decreased to $2.5 million in the 1997 quarter, compared with $2.7 million in the 1996 quarter. Other noninterest expense was $5.3 million in the 1997 six months and $5.0 million in the 1996 six months.

Income tax expense was $1.3 million for the 1997 quarter compared to $1.0 for the 1996 quarter, reflecting higher taxable income. For the 1997 six months, income tax expense was $2.6 million, compared to $2.4 million for the 1996 six months, which also reflects higher taxable income. The effective tax rates for the 1997 quarter and the 1997 six months were 32.8% and 32.9%, respectively.

EARNING ASSETS

Loans comprised the largest single category of the Company's earning assets on June 30, 1997. Loans, net of unearned income, were $625.8 million or 67.4% of total assets at June 30, 1997, compared to $611.4 million or 68.9% at December 31, 1996. Loans grew $14.4 million, or 2.3%, during the 1997 six months.

Investment securities decreased $9.6 million in the 1997 six months, substantially all of which is attributable to paydowns of mortgage backed securities.

Securities available for sale increased $26.9 million in the 1997 six months. Purchases of available for sale securities totaled $30.2 million and maturities and calls of available for sale securities totaled $3.3 million. Write up to estimated market value of available for sale securities totaled $18,000 during the 1997 six months.

Trading account securities, $5.2 million at June 30, 1997, are securities owned by the Company prior to delivery to the Company's customers. It is the policy of the Company to limit positions in such securities to reduce its exposure to market and interest rate changes Federal funds sold and securities purchased under agreements to resell totaled $48.5 million at June 30, 1997 compared to $46.2 at December 31, 1996.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits increased $71.5 million from year-end 1996, to $746.2 million at June 30, 1997. Primarily all of the growth in deposits related to consumer certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase totaled $64.6 million at June 30, 1997, a decrease of $27.2 million from December 31, 1996. The Treasury tax and loan account increased to $7.1 million at June 30, 1997, compared with $3.0 million at December 31, 1996. Short-term borrowings at June 30, 1997 totaled $16.5 million consisting of borrowings by the Company from an independent bank.

The Company's long-term debt at June 30, 1997 consists of notes payable to the Federal Home Loan Bank totaling $9.2 million, which mature on May 23, 1999, and obligations under capital leases totaling $287,000.

ASSET QUALITY

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which could necessitate additional charges to earnings.

At June 30, 1997, nonperforming assets totaled $3.5 million, an increase of $1.3 million from December 31, 1996. Nonperforming assets as a percentage of loans plus other real estate was 56% at June 30, 1997 compared to 36% at December 31,1996.

                              NONPERFORMING ASSETS
                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1997            1996
                                                                         ---------      ------------
Nonaccrual loans .....................................................   $   2,435       $   1,111
Restructured loans ...................................................         449             605
Loans past due 90 days or more and still accruing ....................          --              --
                                                                         ---------       ---------

   Total nonperforming loans .........................................       2,884           1,716

Other real estate owned ..............................................         627             468
                                                                         ---------       ---------

   Total nonperforming assets ........................................   $   3,511       $   2,184
                                                                         =========       =========

Allowance for loan losses to period-end loans ........................        1.55%           1.52%

Allowance for loan losses to period-end
   nonperforming loans ...............................................      335.47          543.24

Allowance for loan losses to period-end
   nonperforming assets ..............................................      275.56          426.83

Net recoveries to average loans ......................................       (0.09)          (0.03)

Nonperforming assets to period-end loans
   and other real estate owned .......................................        0.56(1)         0.36

Nonperforming loans to period-end loans ..............................        0.46            0.28

--------------------
(1) Annualized

Net loan recoveries for the 1997 six months totaled $286,000, or 09% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.55% at June 30, 1997 compared to 1.52% at December 31, 1996. The following table analyzes activity in the allowance for loan losses for the 1997 six months.

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)


 Allowance for loan losses at
     beginning of period ......................................         $ 9,322

Charge-offs:
     Commercial, financial and agricultural ...................             111
     Real estate - mortgage ...................................              76
     Consumer .................................................             282
                                                                        -------
          Total charge-offs ...................................             469
                                                                        -------

Recoveries:
     Commercial, financial and agricultural ...................             464
     Real estate - mortgage ...................................             141
     Consumer .................................................             150
                                                                        -------
          Total recoveries ....................................             755
                                                                        -------
          Net charge-offs (recoveries) ........................            (286)

Provision for (benefit of) loan losses ........................              67
                                                                        -------

Allowance for loan losses at
     period-end ...............................................         $ 9,675
                                                                        =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 1997 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

INTEREST RATE SENSITIVITY

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact of rising or falling interest rates on net interest income.

The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest sensitivity risk. The Company uses computer simulations to measure the net income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

The following table illustrates the Company's interest rate sensitivity at June 30, 1997, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                          INTEREST SENSITIVITY ANALYSIS
                      (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)


                                                                              JUNE 30, 1997
                                                --------------------------------------------------------------------------
                                                            AFTER ONE    AFTER THREE
                                                             THROUGH       THROUGH
                                                WITHIN ONE    THREE         TWELVE     WITHIN ONE   GREATER THAN
                                                   MONTH      MONTHS        MONTHS         YEAR       ONE YEAR      TOTAL
                                                ----------  ---------    -----------   ----------   ------------  --------
 ASSETS:
 Earning assets:
   Loans(1) ..................................   $301,850    $ 45,744     $  92,630     $ 440,224     $183,146    $623,370
   Securities(2) .............................      8,046      13,343        12,819        34,208      135,209     169,417
   Interest-bearing deposits in
     other banks .............................        137          --            --           137           --         137
   Funds sold ................................     48,469          --            --        48,469           --      48,469
                                                 --------    --------     ---------     ---------     --------    --------
        Total interest-earning assets ........   $358,502    $ 59,087     $ 105,449     $ 523,038     $318,355    $841,393

LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing deposits:
       Demand deposits .......................   $     --    $     --     $  88,476     $  88,476     $     --    $ 88,476
       Savings deposits ......................    162,613          --            --       162,613       54,204     216,817
       Time deposits(3) ......................     45,102      64,666       163,828       273,596       57,654     331,250
    Funds purchased ..........................     64,640          --            --        64,640           --      64,640
    Short-term borrowings(4) .................     23,554          --            --        23,554           --      23,554
    Long-term debt ...........................          2       9,204            18         9,224          263       9,487
                                                 --------    --------     ---------     ---------     --------    --------
       Total interest-bearing liabilities ....   $295,911    $ 73,870     $ 252,322     $ 622,103     $112,121    $734,224
                                                 --------    --------     ---------     ---------     --------    --------

Period gap ...................................   $ 62,591    $(14,783)    $(146,873)    $ (99,065)    $206,234
                                                 ========    ========     =========     =========     ========

Cumulative gap ...............................   $ 62,591    $ 47,808     $ (99,065)    $ (99,065)    $107,169    $107,169
                                                 ========    ========     =========     =========     ========    ========
Ratio of cumulative gap to total
 earning assets ...........................          7.44%       5.68%       (11.77)%      (11.77)%      12.74%

--------------------
(1) Excludes nonaccrual loans of $2,435,000.
(2) Excludes investment equity securities of $3,881,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4) Includes treasury, tax and loan account of $7,054,000.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company is liability sensitive through the one year time frame. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.


LIQUIDITY AND CAPITAL ADEQUACY

The Company's net loan to deposit ratio was 82.6% at June 30, 1997, compared to 89.2% at year end 1996. The Company's liquid assets as a percentage of total deposits were 12.0% at June 30, 1997, compared to 12.6% at year-end 1996. At June 30, 1997, the Company had unused federal funds lines of approximately $64.5 million, unused lines at the Federal Home Loan Bank of $47.2 million and an unused credit line at an independent bank of $3.5 million. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.


The Company's stockholders' equity increased by $4.0 million from December 31, 1996 to $70.1 million at June 30, 1997. This increase was attributable to:

Net income ..............................................................   $ 5,349,000

Exercise of stock options ...............................................       100,000

Decrease in  unrealized losses on securities available for sale, net
  of deferred income tax benefits .......................................        14,000

Cash dividends declared .................................................    (1,484,000)

Decrease in unearned restricted stock ...................................        46,000
                                                                            -----------
  Net increase ..........................................................   $ 4,025,000
                                                                            ===========

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of the Company and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at June 30, 1997. Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Company and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of the Company and each subsidiary bank at June 30, 1997:

                                                  TIER 1 RISK  TOTAL RISK     TIER 1
                                                     BASED        BASED      LEVERAGE
                                                     -----        -----      --------
Alabama National BanCorporation ................      9.50%       10.75%       7.23%

National Bank of Commerce of Birmingham ........      9.97        11.22        7.61
Alabama Exchange Bank ..........................     14.09        15.25        9.17
Bank of Dadeville ..............................     12.53        13.64        8.92
Citizens Bank of Talladega .....................     16.62        17.87        9.69
First Bank of Baldwin County ...................     14.34        15.59        9.48
First National Bank of Ashland .................     12.61        13.56        7.68
Gulf Bank ......................................     10.67        11.71        8.67
Required minimums ..............................      4.00         8.00        4.00

                            Part II Other Information

          Item 4 - Submission of Matters to a Vote of Security-Holders

The Company held its Annual Meeting of Stockholders on April 24, 1997. At the meeting, the stockholders of the Company were asked to vote on the election of 11 directors to serve until the next annual meeting of stockholders and their successors are elected and qualified. The results of the voting are summarized as follows:

                                                         FOR          AGAINST            ABSTAIN
                                                         ---      -----------------   -------------
T. Morris Hackney................................     5,091,743         63,883             0

John H. Holcomb, III.............................     5,092,243         63,383             0

John D. Johns....................................     5,007,239        148,387             0

C. Phillip McWane................................     5,092,143         63,483             0

John J. McMahon, Jr..............................     5,092,243         63,383             0

William D. Montgomery............................     5,092,243         63,383             0

Drayton Nabers, Jr...............................     5,092,143         63,483             0

Victor E. Nichol, Jr.............................     5,092,243         63,383             0

Ronald W. Orso, M.D..............................     5,092,243         63,383             0

G. Ruffner Page, Jr..............................     5,092,243         63,383             0

W. Stancil Starnes...............................     5,092,243         63,383             0

                    Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:   Exhibit 3.1 - Certificate of Incorporation (filed as an
                           Exhibit to the Company's Registration Statement on Form S-1 (Commission File no. 33-83800) and incorporated herein by reference).

                     Exhibit 3.1A - Certificate of Amendment of Certificate of
                           Incorporation (filed as an Exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

                     Exhibit 3.2 - Bylaws (filed as an Exhibit to the Company's
                           Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

                     Exhibit 11 - Computation of Earnings Per Share

                     Exhibit 27 - Financial Data Schedules (for SEC use only)

(b)      Reports on Form 8-K
                     The Company filed no reports on Form 8-K during the three
                           months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALABAMA NATIONAL BANCORPORATION


DATE: AUGUST 11, 1997  /s/John H. Holcomb, III
      ---------------  -----------------------
                       John H. Holcomb, III, its Chairman and Chief Executive Officer




DATE: AUGUST 11, 1997  /s/James S. Parks, Jr.
      ---------------  ----------------------
                       James S. Parks, Jr., its Senior Vice President - Finance, Controller and Treasurer (principal financial and accounting officer)