Form 10-Q
period 1997-09-30
ALABAMA NATIONAL BANCORPORATION
filed 1997-11-14
CIK 926966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

                              Yes  X   No
                                 -----   -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 11, 1997
           -----                                --------------------------------
Common Stock, $1.00 Par Value                                6,574,942

                                      INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                                   PAGE
                                                                                ----
Item 1.  Financial Statements (Unaudited)

         Consolidated statements of condition
         September 30, 1997 and December 31, 1996 ..............................  3

         Consolidated statements of income
         Three month periods ended September 30, 1997 and 1996;
         Nine month periods ended September 30, 1997 and 1996 ..................  4

         Consolidated statements of cash flows
         Nine month periods ended September 30, 1997 and 1996 ..................  8

         Notes to the unaudited consolidated financial statements
         September 30, 1997 ....................................................  9



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................. 11

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ....................................... 22

SIGNATURES ..................................................................... 23

PART I - FINANCIAL INFORMATION

                    ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                                   September 30, 1997     December 31, 1996
                                                                                   ------------------     -----------------
                                                                                                (In thousands)
ASSETS
   Cash and due from banks ....................................................        $  35,437              $  36,730
   Interest-bearing deposits in other banks ...................................            2,069                    200
   Investment securities (estimated market values of $61,900 and $74,772) .....           61,455                 74,745
   Securities available for sale ..............................................          115,963                 76,080
   Trading securities .........................................................            2,590                  1,936
   Federal funds sold and securities purchased under resell agreements ........           44,838                 46,249
   Loans ......................................................................          631,134                612,897
   Unearned income ............................................................             (995)                (1,456)
                                                                                       ---------              ---------
   Loans, net of unearned income ..............................................          630,139                611,441
   Allowance for loan losses ..................................................           (9,699)                (9,322)
                                                                                       ---------              ---------
   Net loans ..................................................................          620,440                602,119
   Property, equipment, and leasehold improvements, net .......................           22,747                 20,891
   Intangible assets ..........................................................            7,060                  7,308
   Other assets ...............................................................           26,193                 21,454
                                                                                       ---------              ---------
   Totals .....................................................................        $ 938,792              $ 887,712
                                                                                       =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
      Noninterest bearing .....................................................        $ 114,993              $ 110,962
      Interest bearing ........................................................          596,412                563,719
                                                                                       ---------              ---------
   Total deposits .............................................................          711,405                674,681
   Federal funds purchased and securities sold under repurchase agreements ....          102,861                 91,871
   Treasury, tax and loan account .............................................            4,523                  2,968
   Short-term borrowings ......................................................           18,250                 41,000
   Accrued expenses and other liabilities .....................................           15,088                 10,771
   Long-term debt .............................................................           14,480                    300
                                                                                       ---------              ---------
   Total liabilities ..........................................................          866,607                821,591

   Common stock, $1 par, authorized 10,000,000 shares;
      issued 6,573,503 and 6,515,418 shares at September 30, 1997
      and December 31, 1996, respectively .....................................            6,574                  6,515
   Additional paid-in capital .................................................           48,286                 48,782
   Retained earnings ..........................................................           17,054                 11,093
   Unearned restricted stock ..................................................             (115)                  (185)
   Unrealized gain (loss) on securities available for sale, net of tax ........              386                    (84)
                                                                                       ---------              ---------
   Total stockholders' equity .................................................           72,185                 66,121
                                                                                       ---------              ---------
   Totals .....................................................................        $ 938,792              $ 887,712
                                                                                       =========              =========


See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    For the three months
                                                                    ended September 30,
                                                                    -------------------
                                                                    1997           1996
                                                                    ----           ----
INTEREST INCOME:
   Interest and fees on loans .................................   $14,321        $13,456
   Interest on securities .....................................     2,760          2,430
   Interest on deposits in other banks ........................         3             15
   Interest on trading securities .............................        42             30
   Interest on Federal funds sold and securities purchased
      under resell agreements .................................       592            215
                                                                  -------        -------
Total interest income .........................................    17,718         16,146
INTEREST EXPENSE
   Interest on deposits .......................................     6,897          6,034
   Interest on Federal funds purchased and securities sold
      under repurchase agreements .............................     1,062            711
   Interest on long and short-term borrowings .................       634            605
                                                                  -------        -------
Total interest expense ........................................     8,593          7,350
                                                                  -------        -------
Net interest income ...........................................     9,125          8,796
Provision for loan losses .....................................        40             --
                                                                  -------        -------
Net interest income after provision for loan losses ...........     9,085          8,796

NONINTEREST INCOME:
   Securities gains ...........................................         3              7
   Service charges on deposit accounts ........................       961            935
   Investment services ........................................     2,170          1,801
   Trust department income ....................................       500            395
   Other ......................................................       592            725
                                                                  -------        -------
Total noninterest income ......................................     4,226          3,863

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        For the three months
                                                                         ended September 30,
                                                                         -------------------
                                                                         1997          1996
                                                                         ----          ----
NONINTEREST EXPENSE:
   Salaries and employee benefits ...................................    5,732         4,819
   Occupancy and equipment expenses .................................    1,146         1,156
   Other ............................................................    2,243         3,202
                                                                        ------        ------
Total noninterest expense ...........................................    9,121         9,177
                                                                        ------        ------

Income before provision for income taxes ............................    4,190         3,482
Provision for income taxes ..........................................    1,346           897
                                                                        ------        ------
Net income ..........................................................   $2,844        $2,585
                                                                        ======        ======

Net income per common share .........................................   $  .42        $  .39
                                                                        ======        ======

Weighted average common and common equivalent shares outstanding ....    6,774         6,679
                                                                        ======        ======





See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    For the nine months
                                                                    ended September 30,
                                                                    -------------------
                                                                    1997           1996
                                                                    ----           ----
INTEREST INCOME:
   Interest and fees on loans .................................   $42,181        $39,487
   Interest on securities .....................................     7,859          7,355
   Interest on deposits in other banks ........................         7            203
   Interest on trading securities .............................       111            154
   Interest on Federal funds sold and securities purchased
      under resell agreements .................................     1,757          1,274
                                                                  -------        -------
Total interest income .........................................    51,915         48,473
INTEREST EXPENSE
   Interest on deposits .......................................    20,463         18,534
   Interest on Federal funds purchased and securities sold
      under repurchase agreements .............................     2,964          2,530
   Interest on long and short-term borrowings .................     1,662          1,620
                                                                  -------        -------
Total interest expense ........................................    25,089         22,684
                                                                  -------        -------
Net interest income ...........................................    26,826         25,789
Provision for loan losses .....................................       107            209
                                                                  -------        -------
Net interest income after provision for loan losses ...........    26,719         25,580

NONINTEREST INCOME:
   Securities gains ...........................................         7             41
   Service charges on deposit accounts ........................     2,803          2,780
   Investment services ........................................     5,833          5,942
   Trust department income ....................................     1,324          1,105
   Other ......................................................     2,022          2,114
                                                                  -------        -------
Total noninterest income ......................................    11,989         11,982

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          For the nine months
                                                                          ended September 30,
                                                                          -------------------
                                                                          1997           1996
                                                                          ----           ----
NONINTEREST EXPENSE:
   Salaries and employee benefits ...................................    15,724         15,867
   Occupancy and equipment expenses .................................     3,281          3,325
   Other ............................................................     7,536          8,140
                                                                        -------        -------
Total noninterest expense ...........................................    26,541         27,332
                                                                        -------        -------

Income before provision for income taxes ............................    12,167         10,230
Provision for income taxes ..........................................     3,974          3,288
                                                                        -------        -------
Net income ..........................................................   $ 8,193        $ 6,942
                                                                        =======        =======

Net income per common share .........................................   $  1.22        $  1.04
                                                                        =======        =======

Weighted average common and common equivalent shares outstanding ....     6,736          6,675
                                                                        =======        =======





See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the nine months
                                                                                       ended September 30,
                                                                                       -------------------
                                                                                      1997             1996
                                                                                      ----             ----
                                                                                          (In thousands)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES .................................   $  9,505         $    202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities ..............................................     (3,580)         (23,857)
Proceeds from maturities of investment securities ...............................     16,860            9,569
Purchases of securities available for sale ......................................    (51,299)         (34,832)
Proceeds from sale of securities available for sale .............................         --            1,816
Proceeds from maturities of securities available for sale .......................     12,107           49,452
Net (increase) decrease in interest bearing deposits in other banks .............     (1,869)          10,929
Net decrease in Federal funds sold and securities purchased
   under resell agreements ......................................................      1,411           16,136
Net increase in loans ...........................................................    (19,239)         (35,588)
Purchases of property, equipment, and leasehold improvements ....................     (3,219)          (1,916)
Proceeds from sale of property, equipment, and leasehold improvements ...........         --              381
Proceeds from sale of assets ....................................................         --              851
                                                                                    --------         --------
Net cash used by investing activities ...........................................    (48,828)          (7,059)
                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ........................................................     36,724              189
Sale of deposits ................................................................         --           (8,500)
Increase (decrease) in Federal funds purchased and securities sold
   under agreements to repurchase ...............................................     10,990           (3,823)
Net increase (decrease) in short and long-term borrowings and capital leases ....     (7,015)          19,640
Exercise of stock options .......................................................       (437)             100
Dividends on common stock .......................................................     (2,232)          (1,168)
Dividends on and retirement of preferred stock ..................................         --              (57)
                                                                                    --------         --------
Net cash provided by financing activities .......................................     38,030            6,381
                                                                                    --------         --------

Decrease in cash and cash equivalents ...........................................     (1,293)            (476)
Cash and cash equivalents, beginning of period ..................................     36,730           39,202
                                                                                    --------         --------
Cash and cash equivalents, end of period ........................................   $ 35,437         $ 38,726
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..........................................................   $ 25,482         $ 23,209
                                                                                    ========         ========
Cash paid for income taxes ......................................................   $  3,977         $  3,669
                                                                                    ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of collateral in satisfaction of loans ..............................   $    811         $    275
                                                                                    ========         ========
Adjustments to market value of other real estate owned ..........................   $     --         $    (16)
                                                                                    ========         ========
Adjustment to market value of securities available for sale, net
   of deferred income taxes .....................................................   $    470         $   (678)
                                                                                    ========         ========


See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

         Earnings Per Share

In February 1997, the FASB issued SFAS 128, "Earnings Per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). Some of the changes made to the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents
(CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Under SFAS 128, the Company's basic and diluted EPS would be $.43 and $.42, respectively for the Company's 1997 Quarter ended September 30, 1997. The Company's basic and diluted EPS would be $1.25 and $1.21, respectively for the Company's 1997 Nine Months ended September 30, 1997.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

         Segment Reporting

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of a Business Enterprise and Related Information." SFAS 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Early application is permitted, but is not required. Comparative information for interim periods must be reported in interim financial statements commencing with the first quarter immediately subsequent to the first year of adoption.

NOTE D-MERGERS AND ACQUISITIONS

On September 30, 1996, the Company merged with FIRSTBANC Holding Company, Inc. ("FIRSTBANC"), a one bank holding company headquartered in Robertsdale, Alabama. The Company acquired all of the outstanding common stock of FIRSTBANC in exchange for 305,000 shares of the Company's common stock. The Company recorded the FIRSTBANC merger as a pooling-of-interests, and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the two companies on a combined basis from the earliest period presented, except for dividends per share.

On July 25, 1997, the Company announced that it had entered into a definitive agreement to merge with First American Bancorp, located in Decatur, Alabama ("FIRST AMERICAN"). At September 30, 1997, FIRST AMERICAN's assets totaled $233 million. Terms of the agreement with FIRST AMERICAN call for the Company to exchange a total of 2.2 million shares of the Company's common stock for FIRST AMERICAN shares on a 0.7199-to-one ratio for outstanding FIRST AMERICAN common shares and outstanding stock options. Completion of the merger is subject to the approval of the shareholders of both the Company and FIRST AMERICAN. The shareholder meetings for both the Company and FIRST AMERICAN to consider the merger are scheduled for November 26, 1997. The merger is expected to be accounted for as a pooling of interests.

On August 15, 1997, the Company completed the relocation of one of its bank subsidiaries, First Bank of Baldwin County ("First Bank"), to Cantonment, Florida. First Bank was converted in connection with the relocation to a national banking association to be known as Citizens and Peoples Bank, N.A. ("C&P"). This is the first banking subsidiary of the Company located in Florida. On August 15, 1997, the Company also completed, in connection with the C&P formation, the combination of certain assets and liabilities of First Bank with Gulf Bank, to form First Gulf Bank.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION

The following is a discussion and analysis of the consolidated financial condition of the Company at September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996. This information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PERFORMANCE OVERVIEW

The Company's net income was $2.84 million for the third quarter of 1997 (the "1997 Quarter"), compared to $2.59 million for the third quarter of 1996 (the "1996 Quarter"). Net income for the nine month period ended September 30, 1997 (the "1997 Nine Months"), was $8.19 million, compared to $6.94 million for the nine months ended September 30, 1996 (the "1996 Nine Months"). Net income per common share for the 1997 and 1996 Quarters was $.42 and $.39, respectively. For the 1997 Nine Months, net income per common share was $1.22, compared to $1.04 for the 1996 Nine Months.

During the 1996 Nine Months, the Company absorbed an after tax charge of approximately $947,000 ($.09 per common share) as the result of termination of employment contracts with former executives of the Company. In addition, the Company recorded a non-operating after tax gain of $274,000 ($.04 per common share) resulting from the sale of a branch along with its deposits. Excluding these transactions, the per common share net income of the Company would have been $1.09 for the 1996 Nine Months.

The return on average assets for the Company was 1.22% for the 1997 Nine Months compared to 1.12% for the 1996 Nine Months. The return on average stockholders' equity increased for the 1997 Nine Months to 15.75%, as compared to 15.01% for the 1996 Nine Months. Book value per share at September 30, 1997 was $10.98, an increase of $1.25 from year end 1996. Tangible book value per share at September 30, 1997 was $9.91, an increase of $1.31 from year end 1996. The Company paid a $.345 cash dividend on common shares in the 1997 Nine Months, compared to $.19 on common shares in the 1996 Nine Months.

NET INCOME

The principal reason for the increase in net income for the 1997 Quarter and the 1997 Nine Months, compared to the same periods in 1996, was the growth in loans relative to all other earning assets.

The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Average earning assets for the 1997 Nine Months increased by $66.7 million and average interest-bearing liabilities increased by $61.1 million. The Company's net interest income benefited from the faster growth of average earning assets, especially loans, than average interest-bearing liabilities. The average taxable equivalent rates earned on assets were 8.46% for the 1997 Nine Months compared to 8.59% for the 1996 Nine Months. The average rates paid on interest-bearing liabilities were 4.72% for the 1997 Nine Months, compared to 4.67% for the 1996 Nine Months. The net interest margin for the 1997 Nine Months was 4.33%, compared to 4.52% for the 1996 Nine Months.

The following table depicts, on a taxable equivalent basis for the 1997 and 1996 Nine Months, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                 (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------------------------------------
                                                                     1997                             1996
                                                      ------------------------------  -------------------------------
                                                       AVERAGE      INCOME/   YIELD/    AVERAGE      INCOME/   YIELD/
ASSETS:                                                BALANCE      EXPENSE    RATE     BALANCE      EXPENSE    RATE
                                                      ---------    ---------  ------  ----------    ---------  ------
Earning assets:
  Loans(1)(3) .....................................   $ 619,912    $  42,280   9.09%   $ 563,306    $  39,617   9.38%
  Securities:
   Taxable ........................................     141,659        6,985   6.57      139,544        6,640   6.34
   Tax exempt .....................................      20,793        1,324   8.49       17,732        1,083   8.14
  Cash balances in other banks ....................         187            7   4.99        5,159          203   5.25
  Funds sold ......................................      41,368        1,757   5.66       31,168        1,274   5.45
  Trading account securities ......................       2,863          111   5.17        3,182          154   6.45
                                                      ---------    ---------           ---------    ---------
      Total earning assets(2) .....................     826,782       52,464   8.46      760,091       48,971   8.59
                                                      ---------    ---------           ---------    ---------
Cash and due from banks ...........................      25,972                           29,545
Premises and equipment ............................      22,847                           29,367
Other assets ......................................      30,335                           15,079
Allowance for loan losses .........................      (9,525)                          (9,249)
                                                      ---------                        ---------
       Total assets ...............................   $ 896,411                        $ 824,833
                                                      =========                        =========

LIABILITIES:
Interest-bearing liabilities:
  Interest-bearing transaction accounts ...........   $  85,984        1,785   2.77    $  81,073        1,693   2.78
  Savings deposits ................................     183,519        5,045   3.67      199,462        5,423   3.63
  Time deposits ...................................     327,830       13,633   5.54      270,342       11,418   5.63
  Funds purchased .................................      75,101        2,964   5.26       64,476        2,530   5.23
  Other short-term borrowings .....................      31,086        1,402   6.01       32,201        1,567   6.49
  Long-term debt ..................................       5,955          260   5.82          777           53   9.09
                                                      ---------    ---------           ---------    ---------
       Total interest-bearing liabilities .........     709,475       25,089   4.72      648,331       22,684   4.67
                                                      ---------    ---------   ----    ---------    ---------   ----
Demand deposits ...................................     104,057                          103,528
Accrued interest and other liabilities ............      13,541                           11,288
Stockholders' equity ..............................      69,338                           61,686
                                                      ---------                        ---------
    Total liabilities and stockholders' equity ....   $ 896,411                        $ 824,833
                                                      =========                        =========

Net interest spread ...............................                            3.74%                            3.92%
                                                                               ====                             ====

Net interest income/margin on
  a taxable equivalent basis ......................                   27,375   4.41%                   26,287   4.61%
                                                                               ====                             ====
Tax equivalent adjustment(2) ......................                      549                              498
                                                                   ---------                        ---------
Net interest income/margin ........................                $  26,826   4.33%                $  25,789   4.52%
                                                                   =========   ====                 =========   ====



--------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,346,000 and $1,197,000 are included in interest and fees on loans for the Nine Months ended September 30, 1997 and 1996, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 1997 Nine Months compared to the 1996 Nine Months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (AMOUNTS IN THOUSANDS)

                                                            SEPTEMBER 30,
                                                  ------------------------------
                                                     1997 COMPARED TO 1996
                                                         VARIANCE DUE TO
                                                  ------------------------------
                                                   VOLUME   YIELD/RATE   TOTAL
                                                  ------------------------------
EARNING ASSETS:
Loans .........................................   $ 4,535    $(1,872)   $ 2,663
Securities:
  Taxable .....................................       102        243        345
  Tax exempt ..................................       193         48        241
Cash balances in other banks ..................      (187)        (9)      (196)
Funds sold ....................................       432         51        483
Trading account securities ....................       (15)       (28)       (43)
                                                  -------    -------    -------

     Total interest income ....................     5,060     (1,567)     3,493

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts .........       102        (10)        92
Savings and money market deposits .............      (473)        95       (378)
Time deposits .................................     2,512       (297)     2,215
Funds purchased ...............................       420         14        434
Other short-term borrowings ...................       (52)      (113)      (165)
Long-term debt ................................       244        (37)       207
                                                  -------    -------    -------

     Total interest expense ...................     2,753       (348)     2,405
                                                  -------    -------    -------
     Net interest income on a taxable
       equivalent basis .......................   $ 2,307    $(1,219)     1,088
                                                  =======    =======
Taxable equivalent adjustment .................                             (51)
                                                                        -------
Net interest income ...........................                         $ 1,037
                                                                        =======

Net revenue from earning assets during the 1997 Nine Months increased $1.0 million or 4.0%, over the corresponding period in 1996 attributable to the growth in loan volume.

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was $40,000 for the 1997 Quarter, compared with no provision in the 1996 Quarter. The provision for loan losses was $107,000 for the 1997 Nine Months, compared to $209,000 in the 1996 Nine Months. Recoveries exceeded charge-offs by $270,000 for the 1997 Nine Months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.54% at September 30, 1997, compared to 1.52% at December 31, 1996. Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 1997 Quarter was $4.2 million, compared to $3.9 million for the 1996 Quarter. For each of the 1997 Nine Months and 1996 Nine Months, noninterest income was $12.0 million. Service charges on deposits for the 1997 Quarter were $961,000, compared with $935,000 for the 1996 Quarter. For the 1997 Nine Months, service charges were $2.8 million, compared with the same amount for the 1996 Nine Months. Revenue in the investment services division totaled $2.2 million in the 1997 Quarter and $1.8 million the 1996 Quarter, and totaled $5.8 million in the 1997 Nine Months, compared to $5.9 million in the 1996 Nine Months. Trust fees increased $105,000 in the 1997 Quarter compared to the 1996 Quarter and increased $219,000 for the 1997 Nine Months, when compared with the 1996 Nine Months. Other noninterest income decreased $133,000 in the 1997 Quarter when compared to the 1996 Quarter and decreased $92,000 for the 1997 Nine Months when compared with the 1996 Nine Months. The 1996 Nine Months include a non-operating gain of $274,000 resulting from the sale of a branch and its deposits and an $80,000 recovery from a settlement with a third-party financial institution. The expected decline in other noninterest income from 1996 was partially offset by security settlement services provided on a contract basis for an independent insurance company totaling $517,000 in the 1997 Nine Months, compared to $469,000 during the 1996 Nine Months. The security settlement service contractual arrangement with this company terminated effective June 30, 1997.

Noninterest expense was $9.1 million for the 1997 Quarter and $9.2 million for the 1996 Quarter. For the 1997 Nine Months, noninterest expense was $26.5 million, compared to $27.3 million for the 1996 Nine Months. Salaries and employee benefits were $5.7 million for the 1997 Quarter, compared to $4.8 million for the 1996 Quarter, resulting from increased commissions relating to higher volume in the investment services division, staff increases, normal increases in base compensation, and higher bonus and incentive charges. For the 1997 Nine Months, salaries and employee benefits were $15.7 million compared to $15.9 million in the 1996 Nine Months. The modest decrease in salaries and employee benefits is attributable to non-operating charges in the 1996 Nine Months totaling $947,000 relating to the termination of employment contracts with former executives of the Company that offset the growth otherwise expected. Occupancy and equipment expense totaled $1.1 million in the 1997 Quarter and $1.2 million in the 1996 Quarter. For both the 1997 Nine Months and 1996 Nine Months, occupancy and equipment expenses totaled $3.3 million. Other noninterest expense decreased to $2.2 million in the 1997 Quarter, compared with $3.2 million in the 1996 Quarter. Other noninterest expense was $7.5 million in the 1997 Nine Months and $8.1 million in the 1996 Nine Months. The primary reason for the decrease in other noninterest expense was a SAIF assessment of $677,000 in the 1996 Quarter and 1996 Nine Months.

Income tax expense was $1.3 million for the 1997 Quarter compared to $900,000 for the 1996 Quarter, reflecting higher taxable income. For the 1997 Nine Months, income tax expense was $4.0 million, compared to $3.3 million for the 1996 Nine Months, which also reflects higher taxable income. The effective tax rates for the 1997 Quarter and the 1997 Nine Months were 32.1% and 32.7%, respectively.

EARNING ASSETS

Loans comprised the largest single category of the Company's earning assets on September 30, 1997. Loans, net of unearned income, were $630.1 million or 67.1% of total assets at September 30, 1997, compared to $611.4 million or 68.9% at December 31, 1996. Loans grew $18.7 million, or 3.1%, during the 1997 Nine Months.

Investment securities decreased $13.3 million in the 1997 Nine Months. Purchases of investment securities totaled $3.6 million. Proceeds from maturities of investment securities totaled $16.9 million, substantially all of which were attributable to paydowns of mortgage backed securities.

Securities available for sale increased $39.9 million in the 1997 Nine Months. Purchases of available for sale securities totaled $51.3 million and maturities and calls of available for sale securities totaled $12.1 million. Write up to estimated market value of available for sale securities totaled $721,000 during the 1997 Nine Months.

Trading account securities, $2.6 million at September 30, 1997, are securities owned by the Company prior to delivery to the Company's customers. It is the policy of the Company to limit positions in such securities to reduce its exposure to market and interest rate changes Federal funds sold and securities purchased under agreements to resell totaled $44.8 million at September 30, 1997 compared to $46.2 at December 31, 1996.

DEPOSITS AND OTHER FUNDING SOURCES

Deposits increased $36.7 million from year-end 1996, to $711.4 million at September 30, 1997. Primarily all of the growth in deposits related to consumer certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase totaled $102.9 million at September 30, 1997, an increase of $11.0 million from December 31, 1996. The Treasury tax and loan account increased to $4.5 million at September 30, 1997, compared with $3.0 million at December 31, 1996. Short-term borrowings at September 30, 1997 totaled $18.3 million consisting of borrowings by the Company from an independent bank.

The Company's long-term debt at September 30, 1997 consists of (i) notes payable to the Federal Home Loan Bank totaling $14.2 million, including $9.2 million floating rate notes, adjusted quarterly, bearing interest at libor, less 15 basis points, maturing on May 23, 1999, and $5.0 million maturing on July 11, 2002 with a conversion option available to the Company on July 11, 1999 to convert the advance to libor, adjusted quarterly, and (ii) obligations under capital leases totaling $280,000.

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

At September 30, 1997, nonperforming assets totaled $3.1 million, an increase of $1.0 million from December 31, 1996. Nonperforming assets as a percentage of loans plus other real estate was .49% at September 30, 1997 compared to .36% at December 31, 1996.

                              NONPERFORMING ASSETS
                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                             1997            1996
                                                        -------------    ------------
Nonaccrual loans ......................................   $   1,734       $   1,111
Restructured loans ....................................         484             605
Loans past due 90 days or more and still accruing .....          --              --
                                                          ---------       ---------

   Total nonperforming loans ..........................       2,218           1,716

Other real estate owned ...............................         902             468
                                                          ---------       ---------

   Total nonperforming assets .........................   $   3,120       $   2,184
                                                          =========       =========

Allowance for loan losses to period-end loans .........        1.54%           1.52%

Allowance for loan losses to period-end
   nonperforming loans ................................      437.29          543.24

Allowance for loan losses to period-end
   nonperforming assets ...............................      310.87          426.83

Net recoveries to average loans .......................       (0.06)(1)       (0.03)

Nonperforming assets to period-end loans
   and other real estate owned ........................        0.49            0.36

Nonperforming loans to period-end loans ...............        0.35            0.28


--------------------
(1) Annualized

Net loan recoveries for the 1997 Nine Months totaled $270,000, or .06% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.54% at September 30, 1997 compared to 1.52% at December 31, 1996. The following table analyzes activity in the allowance for loan losses for the 1997 Nine Months.


                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)


Allowance for loan losses at
     beginning of period ......................................         $ 9,322

Charge-offs:
     Commercial, financial and agricultural ...................             140
     Real estate - mortgage ...................................             316
     Consumer .................................................             371
                                                                        -------
          Total charge-offs ...................................             827
                                                                        -------
Recoveries:
     Commercial, financial and agricultural ...................             711
     Real estate - mortgage ...................................             181
     Consumer .................................................             205
                                                                        -------
          Total recoveries ....................................           1,097
                                                                        -------
          Net charge-offs (recoveries) ........................            (270)

Provision for (benefit of) loan losses ........................             107
                                                                        -------

Allowance for loan losses at
     period-end ...............................................         $ 9,699
                                                                        =======


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 1997 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates the Company's interest rate sensitivity at September 30, 1997, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                          INTEREST SENSITIVITY ANALYSIS
                      (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)

                                                                             SEPTEMBER 30, 1997
                                                ------------------------------------------------------------------------------
                                                              AFTER ONE   AFTER THREE
                                                               THROUGH      THROUGH
                                                WITHIN ONE      THREE        TWELVE      WITHIN ONE   GREATER THAN
                                                   MONTH        MONTHS       MONTHS         YEAR        ONE YEAR       TOTAL
                                                ----------    ---------   -----------    ----------   ------------   ---------
ASSETS:
Earning assets:
   Loans(1) ..................................   $ 291,068    $  38,058    $  96,645     $ 425,771     $ 202,634     $ 628,405
   Securities(2) .............................      11,488       15,493       19,210        46,191       129,806       175,997
   Interest-bearing deposits in
     other banks .............................       2,069           --           --         2,069            --         2,069
   Funds sold ................................      44,838           --           --        44,838            --        44,838
                                                 ---------    ---------    ---------     ---------     ---------     ---------
       Total interest-earning assets .........   $ 349,463    $  53,551    $ 115,855     $ 518,869     $ 332,440     $ 851,309


LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing deposits:
       Demand deposits .......................   $      --    $      --    $  89,948     $  89,948     $      --     $  89,948
       Savings deposits ......................     141,760           --           --       141,760        47,254       189,014
       Time deposits(3) ......................      28,965      103,673      128,021       260,659        56,791       317,450
    Funds purchased ..........................     102,861           --           --       102,861            --       102,861
    Short-term borrowings(4) .................      22,773           --           --        22,773            --        22,773
    Long-term debt ...........................           2        9,204           18         9,224         5,256        14,480
                                                 ---------    ---------    ---------     ---------     ---------     ---------
       Total interest-bearing liabilities ....   $ 296,361    $ 112,877    $ 217,987     $ 627,225     $ 109,301     $ 736,526
                                                 ---------    ---------    ---------     ---------     ---------     ---------

Period gap ...................................   $  53,102    $ (59,326)   $(102,132)    $(108,356)    $ 223,139
                                                 =========    =========    =========     =========     =========

Cumulative gap ...............................   $  53,102    $  (6,224)   $(108,356)    $(108,356)    $ 114,783     $ 114,783
                                                 =========    =========    =========     =========     =========     =========
Ratio of cumulative gap to total
 earning assets ..............................        6.24%       (0.73)%     (12.73)%      (12.73)%       13.48%

------------------------------
(1) Excludes nonaccrual loans of $1,734,000.
(2) Excludes investment equity securities of $4,011,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4) Includes treasury, tax and loan account of $4,523,000.

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


LIQUIDITY AND CAPITAL ADEQUACY

The Company's net loan to deposit ratio was 87.2% at September 30, 1997, compared to 89.2% at year end 1996. The Company's liquid assets as a percentage of total deposits were 11.9% at September 30, 1997, compared to 12.6% at year-end 1996. At September 30, 1997, the Company had unused federal funds lines of approximately $65.0 million, unused lines at the Federal Home Loan Bank of $46.0 million and an unused credit line at an independent bank of $1.7 million. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

The Company's stockholders' equity increased by $6.1 million from December 31, 1996 to $72.2 million at September 30, 1997. This increase was attributable to:

Net income ..................................................................   $ 8,193,000

Exercise of stock options ...................................................      (437,000)

Increase in  unrealized gains on securities available for sale, net
  of deferred income tax benefits ...........................................       470,000

Cash dividends declared .....................................................    (2,232,000)

Decrease in unearned restricted stock .......................................        70,000
                                                                                -----------

    Net increase ............................................................   $ 6,064,000
                                                                                ===========


A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of the Company and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at September 30, 1997. Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Company and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of the Company and each subsidiary bank at September 30, 1997:

                                                      TIER 1 RISK   TOTAL RISK    TIER 1
                                                         BASED         BASED     LEVERAGE
                                                         -----         -----     --------
Alabama National BanCorporation ...................       9.49%        10.74%       7.29%

National Bank of Commerce of Birmingham ...........      10.25         11.50        7.76
Alabama Exchange Bank .............................      14.42         15.54        9.74
Bank of Dadeville .................................      12.76         13.88        8.95
Citizens Bank of Talladega ........................      17.50         18.75       10.06
Citizens and Peoples Bank, N.A ....................     155.12        155.12       21.56
First National Bank of Ashland ....................      14.00         14.88        8.37
First Gulf Bank ...................................       8.56          9.54        8.79
Required minimums .................................       4.00          8.00        4.00

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

                  Exhibit 10.1 - Agreement and Plan of Merger dated July 24,
                        1997 between the Company and First American Bancorp (filed as Appendix A to Joint Proxy Statement, included in the Company's Registration Statement on Form S-4 (Commission File No. 333-36565) and incorporated herein by reference.)

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedules (for SEC use only)

(b) REPORTS ON FORM 8-K

                  Report on Form 8-K filed July 29, 1997 to report proposed merger with First American Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALABAMA NATIONAL BANCORPORATION


DATE: November 11, 1997    /s/John H. Holcomb, III
      -----------------    -----------------------
                           John H. Holcomb, III, its Chairman and Chief
                           Executive Officer





DATE: November 11, 1997    /s/James S. Parks, Jr.
      -----------------    ----------------------
                           James S. Parks, Jr., its Senior Vice President -
                           Finance, Controller and Treasurer
                           (principal financial and accounting officer)