Form 10-K
period 1997-12-31
ALABAMA NATIONAL BANCORPORATION
filed 1998-03-31
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K


  X    Annual report pursuant to section 13 or 15(d) of the Securities Exchange
-----
       Act of 1934 for the fiscal year ended December 31, 1997, or

_____ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _______________.

Commission file number:  0-25160
                         -------

                        ALABAMA NATIONAL BANCORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)
    Delaware                                           63-1114426
----------------                          --------------------------------------
(State of incorporation                     (I.R.S. Employer Identification No.)
or organization)

1927 First Avenue North, Birmingham, AL        35203-4009
---------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $1.00
                                                             -------------------
par value
---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements
for the past 90 days.   Yes    X       No  _____
                             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 12, 1998 was $173,391,634.

As of March 12, 1998, the registrant had outstanding 8,648,120 shares of its common stock.

         DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
         -----------------------------------------------------

     (i) The definitive Proxy Statement for the 1998 Annual Meeting of Alabama National BanCorporation's stockholders is incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

             ITEM NO.                                                         PAGE NO.
             --------                                                         --------

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS...............................     2

 PART I
      1.     Business...........................................................     3
             Executive Officers.................................................    17
      2.     Properties.........................................................    17
      3.     Legal Proceedings..................................................    17
      4.     Submission of Matters to a Vote of Security Holders................    18

 PART II
      5.     Market for Registrant's Common Equity and Related
             Stockholder Matters................................................    18
      6.     Selected Financial Data............................................    19
      7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................    21
     7A.     Quantitative and Qualitative Disclosures About Market Risk.........    50
      8.     Financial Statements and Supplementary Data........................    50
      9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure................................    51

 PART III
     10.     Directors and Executive Officers of the Registrant.................     *
     11.     Compensation of Executive Officers and Directors...................     *
     12.     Security Ownership of Certain Beneficial Owners and Management.....     *
     13.     Certain Relationships and Related Transactions.....................     *

 PART IV
     14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....    53

SIGNATURES .....................................................................    54

* Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 23, 1998 are incorporated by reference in Part III of this Form 10-K.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS


     This Annual Report on Form 10-K, other periodic reports filed by ANB under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of ANB may include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect ANB's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

     (1) Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and southeastern U.S. economies, the value of investments, collectability of loans and the profitability of business entities;

     (2) Possible changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

     (3) The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and attendant changes in patterns and effects of competition in the financial services industry;

     (4) The cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments; and

     (5) The ability of ANB to achieve the expected operating results related to the acquired operations of recently-completed and future acquisitions (if any), which depends on a variety of factors, including (i) the ability to ANB to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to ANB's corporate culture, including the ability to instill ANB's credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which ANB operates consistent with recent historical experience,
(iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) ANB's ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

     The words "believe," "expect," "anticipate," "project" and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of ANB. Any such statement speaks only as of the date the statement was made. ANB undertakes no obligation to update or revise any forward looking statements.

                                    PART I


ITEM 1.  BUSINESS

     Alabama National BanCorporation (the "Company" or "ANB") is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). ANB is currently the parent of three national banks, National Bank of Commerce of Birmingham ("NBC") (Birmingham, Alabama and the Birmingham metropolitan area), Citizens & Peoples Bank, National Association (Escambia County, Florida) and First Citizens Bank, National Association (Talladega, Alabama); three state member banks, Alabama Exchange Bank (Tuskegee, Alabama), Bank of Dadeville (Dadeville, Alabama) and First Gulf Bank (Baldwin County, Alabama); and one state nonmember bank, First American Bank (Decatur, Alabama) (collectively the "Banks"). In addition, ANB is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); one insurance agency, Ashland Insurance, Inc. (Ashland, Alabama); and two "small loan"/finance companies, Clay County Finance Company, Inc. (Ashland, Alabama) and Tuskegee Loan Company, Inc. (Tuskegee, Alabama).

RECENT DEVELOPMENTS

     FIRST AMERICAN BANCORP MERGER

     Effective November 30, 1997, First American Bancorp ("FAB"), an Alabama bank holding company with approximately $235 million in total assets as of November 30, 1997, merged with and into ANB (the "FAB Merger") pursuant to that certain Agreement and Plan of Merger dated as of July 24, 1997 (the "FAB Merger Agreement"), resulting in (i) the stockholders of FAB becoming stockholders of ANB and (ii) ANB becoming the parent stockholder of FAB's bank subsidiary, First American Bank, an Alabama state banking corporation. The FAB Merger was accounted for as a pooling of interests.

     The FAB Merger Agreement generally provided, among other things, for the merger of FAB with and into ANB, pursuant to which each of the 2,878,684 outstanding shares of FAB common stock were converted into the right to receive
0.7199 shares of ANB common stock, for a total of 2,071,966 shares of ANB Common Stock (excluding fractional shares). In addition, the options held to purchase shares of FAB common stock were converted into the right to purchase 0.7199 shares of ANB Common Stock for each share of FAB common stock subject to option. As part of the Merger, Dan M. David, formerly the Chairman and Chief Executive Officer of FAB, became Vice Chairman of ANB, and was appointed to serve as a member of the Board of Directors of ANB, along with two other former FAB Board members, C. Lloyd Nix and William E. Sexton.

     FORMATION OF CITIZENS & PEOPLES BANK, NATIONAL ASSOCIATION

     On August 15, 1997, ANB completed the relocation of one of its bank subsidiaries, First Bank of Baldwin County ("First Bank"), to Cantonment, Florida. In connection with this relocation, First Bank was converted to a national banking association and changed its name to Citizens & Peoples Bank, National Association ("C&P"). This is the first banking subsidiary of ANB to be located in Florida. Immediately prior to the relocation of First Bank to Florida, a significant portion of the assets and liabilities of First Bank were transferred to its affiliate, First Gulf Bank (formerly known as Gulf Bank).

     ACQUISITION OF BRANCHES AND MERGER OF CITIZENS BANK OF TALLADEGA AND FIRST NATIONAL BANK OF ASHLAND

     As of December 11, 1997, First National Bank of Ashland ("FNB Ashland") purchased two branches from SouthTrust Bank, National Association. One of the branches (the "Ashland Branch") is located in Ashland, Clay County, Alabama, and had approximately $4 million in deposit liabilities at the time of the transfer. The other branch (the "Tuskegee Branch") is located in Tuskegee, Macon County, Alabama, and had approximately $16 million in deposit liabilities at the time of the transfer. Immediately upon acquiring the two branches, FNB Ashland consolidated the Ashland Branch with its main office in Ashland, Alabama, and donated the associated real property to the City of Ashland. In addition, FNB Ashland transferred the Tuskegee Branch to its affiliate, Alabama Exchange Bank ("AEB"), which is headquartered in Tuskegee, Alabama. AEB has consolidated the Tuskegee Branch with its main office in Tuskegee and donated the associated real property to the Tuskegee Human and Civil Rights Multicultural Center.

     On December 12, 1997, ANB completed a merger of two of its bank subsidiaries, Citizens Bank of Talladega ("Citizens Bank") and FNB Ashland. Specifically, Citizens Bank was merged with and into FNB Ashland, with FNB Ashland surviving the merger. In connection with the merger, FNB Ashland changed its name to First Citizens Bank, National Association ("First Citizens"), relocated its main office to Talladega, Alabama, and established a branch at the site of its previous main office in Ashland, Alabama.

     DEFINITIVE AGREEMENT SIGNED FOR THE MERGER OF PUBLIC BANK CORPORATION WITH AND INTO ANB

     On March 5, 1998, ANB announced that it had signed a definitive agreement for the merger of Public Bank Corporation, headquartered in St. Cloud, Florida ("PBC"), with and into ANB. PBC, which had total assets of $50 million at December 31, 1997, is the holding company for Public Bank, a state nonmember bank, based in St. Cloud, Florida. Public Bank serves its customer base through two offices located at St. Cloud and Kissimmee, Florida.

     Pursuant to the terms of the definitive agreement, PBC shareholders will receive 550,000 shares of ANB common stock in the aggregate, or 0.2353134 shares of ANB common stock for each share of PBC common stock. The agreement also contains a provision for PBC shareholders to receive up to an additional 25,000 shares of ANB common stock under certain conditions tied to the ANB market share price. PBC has the right to terminate the agreement if ANB common stock suffers a significant decline in share price. The proposed merger will be accounted for as a pooling of interests and is subject to regulatory approval, PBC shareholder approval and certain other conditions. It is anticipated that the transaction will close by June 30, 1998.

SUBSIDIARY BANKS

     ANB operates through seven subsidiary Banks which have offices and locations as set forth in the following table:

                                    Banking Office            Population
       Bank                          City/County           City/County (1)    Offices
       ----                          -----------           ---------------    -------
Alabama Exchange Bank            Tuskegee/Macon              12,257/24,928       1
Bank of Dadeville                Dadeville/Tallapoosa         3,276/38,826       1
                                 Camp Hill/Tallapoosa         1,415/38,826       1
                                 Jackson's Gap/Tallapoosa       789/38,826       1
First Citizens Bank, N.A.        Talladega/Talladega         18,175/74,107       2
                                 Ashland/Clay                 2,034/13,252       2
                                 Lineville/Clay               2,394/13,252       1
First Gulf Bank                  Orange Beach/Baldwin         2,253/98,280       1
                                 Gulf Shores/Baldwin          3,261/98,280       1
                                 Foley/Baldwin                4,937/98,280       1
                                 Robertsdale/Baldwin           2401/98,280       1
                                 Bay Minette/Baldwin          7,168/98,280       1
                                 Daphne/Baldwin              11,290/98,280       1
National Bank of Commerce        Birmingham/Jefferson      265,968/651,525       2
   of Birmingham                 Mountain Brook/Jefferson   19,810/651,525       2
                                 Hoover/Jefferson           12,817/651,525       1
                                 Irondale/Jefferson          9,454/651,525       1
                                 Hueytown/Jefferson         15,280/651,525       1
                                 Bessemer/Jefferson         30,966/651,525       1
                                 Trussville/Jefferson       10,803/651,525       1
                                 Center Point/Jefferson     22,658/651,525       1
                                 Inverness/Shelby             2,518/99,358       1
                                 Meadowbrook/Shelby           4,621/99,358       1
                                 Pelham/Shelby                9,765/99,358       1
                                 Alabaster/Shelby            14,627/99,358       1
                                 Pell City/St. Clair          8,118/50,009       1
                                 Springville,St. Clair        1,910/50,009       1
                                 Moody/St. Clair              4,921/50,009       1
Citizens & Peoples Bank, N.A.    Cantonment/Escambia        34,746/262,798       1
First American Bank              Decatur/Morgan             48,761/100,043       3
                                 Athens/Limestone            16,901/54,135       2
                                 Madison/Madison            14,904/238,912       1
                                 Ardmore/Madison                866/54,135       1


___________________________
(1)  1990 U.S. Census data.


     The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. NBC offers trust services, investment services (including public finance) and securities brokerage services. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

LENDING ACTIVITIES

GENERAL

     Through the Banks, ANB offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. ANB's total loans, net of unearned interest, at December 31, 1997, were approximately $842.8 million, or approximately 76.0% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. ANB has no foreign loans or loans for "highly leveraged transactions" as defined by applicable banking regulations.

LOAN PORTFOLIO

     Real Estate Loans. Loans secured by real estate are the primary component of ANB's loan portfolio, constituting approximately $523.5 million, or 62.1% of total loans, net of unearned interest, at December 31, 1997. The Banks' predominant real estate loans are residential mortgages. Residential mortgages, both fixed and variable, are made for terms of up to 30 years and generally require monthly amortization. The majority of the Banks' commercial mortgages are at variable rates, which approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for all loans secured by real estate. The Banks' primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Adjustable rate loans generally have a term of 15 years.

     The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 1997, the Banks sold approximately $118.2 million in loans to such purchasers.

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

     Consumer Loans. Consumer lending includes installment lending to individuals in the Banks' market areas and consists of loans to purchase automobiles, appliances and other consumer durable goods. Consumer loans constituted $79.6 million, or 9.4% of ANB's loan portfolio at December 31, 1997. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from four to five years on automobile loans and one to ten years on loans for other consumer durable goods, depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is required.

     Commercial and Financial Loans. The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by limiting the loan to value ratio. Historically, the Banks have loaned up to 80% on loans secured by accounts receivable, up to 65% on loans secured by inventory, and up to 80% on loans secured by equipment. The Banks also make unsecured commercial loans. Commercial and financial loans constituted $194.6 million, or 23.1% of ANB's loan portfolio at December 31, 1997. Interest rates are negotiable based upon the borrower's financial condition, credit history, management stability and collateral.

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

     ANB addresses repayment risks by adhering to internal credit policies and procedures of which all of the Banks have adopted. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. The point in each Bank's loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with such Bank. For example, at NBC, each of the lending department managers has the authority to approve loans up to $350,000. Upon approval by ANB's Board of Directors, other loan officers may be authorized to approve loans of lower amounts. Loans in excess of $50,000 are approved and ratified by the Loan Review Committee of NBC. Loans in excess of $300,000 are approved and ratified by the Executive Committee of the NBC Board of Directors.

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

     NBC also has a wholly owned subsidiary, NBC Securities, Inc. ("NBC Securities"), that is licensed as a broker-dealer. In 1995, NBC re-activated NBC Securities' broker-dealer license to provide investment services to individuals and institutions. These services include the sale of stocks, corporate bonds, mutual funds, annuities, other insurance products and financial planning.

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

     In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank's home state had opted out of interstate branching by May 31, 1997. The State of Alabama has opted in to interstate branching. Interstate branching provides that once a bank has established branches in a state through an interstate merger, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

     Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Alabama and the southeast region. Some of ANB's competitors still maintain substantially greater resources and lending limits than ANB. As a result, ANB has not generally attempted to compete for the banking relationships of large corporations, and generally concentrates its efforts on small businesses and individuals to which ANB believes it can compete effectively by offering quality, personal service. However, management believes it may be able to compete more effectively for the business of some large corporations, given its current growth pattern.

     Management believes that the Banks' commitment to their respective primary market areas, as well as their commitment to quality and personalized banking services, are factors that contribute to the Banks' competitiveness. Management believes that ANB's decentralized community banking strategy positions the Banks to compete successfully in their market areas.

MARKET AREAS AND GROWTH STRATEGY

     Through NBC, ANB serves the lower half of Jefferson County, the upper third of Shelby County, and St. Clair County, each of which are typically included in the Birmingham metropolitan area. ANB's First American Bank subsidiary serves Morgan, Limestone and Madison counties in north Alabama. First American's largest market presence is in Decatur, which has demonstrated a growing economic base in recent years. The Boeing Company is currently constructing a significant plant in Decatur, and Trico Steel Company, L.L.C. recently opened a steel mill operation there, each of which are expected to have a positive economic impact in this market. Through First Gulf Bank, ANB serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Shelby, Baldwin and St. Clair Counties have been named in statistical surveys as three of the fastest growing counties in Alabama. In August 1997, ANB expanded outside of Alabama with the opening of C&P in Escambia County, Florida. The other Banks, First Citizens, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. ANB's strategy is to focus on growth in profitability for these non-metropolitan banks, since market growth has not been as significant.

     Due to continuing consolidation within the banking industry, as well as in the State of Alabama, ANB may in the future seek to combine with other banks or thrifts (or their holding companies) that may be of smaller, equal or greater size than ANB. ANB currently intends to concentrate on acquisitions that will expand NBC's branch network in the Birmingham metropolitan area and acquisitions of additional banks or thrifts (or their holding companies) which operate in attractive market areas in Alabama and neighboring states. In addition to price and terms, the factors considered by ANB in determining the desirability of a business acquisition or combination are financial condition, earnings potential, quality of management, market area and competitive environment.

     Due to capital limitations associated with the long-term debt incurred by ANB in its earlier acquisitions, ANB historically did not emphasize internal growth. However, because of its strong internal rate of capital formation and because ANB now operates in some of the fastest growing areas in Alabama, management of ANB believes that the Banks could enhance growth by more aggressively pursuing additional deposits and loans in these areas. First Gulf Bank intends to further expand its presence in the Baldwin County area, and NBC intends to further expand its business in northern Shelby County, Alabama through its new branch in Meadowbrook, Alabama. Also, ANB is exploring expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to ANB. While ANB plans to continue its growth as described above, there is no assurance that its efforts will be successful.

EMPLOYEES

     As of December 31, 1997, ANB and the Banks together had approximately 608 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. ANB considers its relations with its employees to be good.

SUPERVISION AND REGULATION

     ANB and the Banks are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of ANB. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following in December 1991 with the Federal Deposit Insurance Corporation Act ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. The operations of ANB and the Banks may be affected by legislative changes and the policies of various regulatory authorities. ANB is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

     Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. The IBBEA permits bank holding companies to acquire control of banks throughout the United States in compliance with the BHCA and other applicable banking laws. See "COMPETITION."

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act ("CIBCA"), together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as ANB. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under Federal Reserve regulations applicable to ANB, control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities which are registered under the Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, ANB is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances in which ANB might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. Each of the Banks may be required to indemnify or cross-guarantee the Federal Deposit Insurance Corporation (the "FDIC") against losses it incurs with respect to any of the other Banks, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed subsidiary of ANB.

THE BANKS

     ANB is the holding company for seven banks, including three national banks (First Citizens, C&P and NBC), three Alabama state banks which are members of the Federal Reserve System (Bank of Dadeville, Alabama Exchange Bank and First Gulf Bank), and one Alabama state bank that is not a member of the Federal Reserve System (First American Bank). The Office of Comptroller of the Currency (the "OCC") is the primary regulator for the national banks; the Alabama Banking Department and the Federal Reserve System are the primary regulators for the Alabama state member banks; and the Alabama Banking Department and the FDIC are the primary regulators for the Alabama state nonmember bank. These regulatory authorities regulate or monitor all areas of each Bank's operations, including security devices and procedures, adequacy of capital loan reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. Each of the Banks must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises and furniture and fixtures.

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

TRANSACTIONS WITH AFFILIATES AND INSIDERS

     The Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, investments in or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks' "affiliates" are ANB and ANB's non-bank subsidiaries. Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of the bank and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of the bank's capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

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

BRANCHING

     All of the Banks domiciled in Alabama are permitted to branch freely within the State of Alabama, provided approval of the appropriate regulatory authority is obtained. The Alabama Banking Code permits statewide branching for Alabama state banks. As national banks located in Alabama, these state branch banking laws also apply to NBC and First Citizens. In addition, as of June 1, 1997 the IBBEA permits interstate branching in all states opting in to the IBBEA. As a national bank domiciled in Florida, C&P is governed by the Florida State banking statutes regarding branching within the State of Florida. Florida law permits banks domiciled in Florida to branch freely within the State of Florida, upon the approval of the appropriate regulatory authorities. See "COMPETITION."

COMMUNITY REINVESTMENT ACT

     The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Each of the Banks received outstanding or satisfactory ratings in its most recent evaluation.

OTHER REGULATIONS

     Interest and certain other charges collected or contracted for by the Banks are subject to state usury and banking laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The Banks' loan operations are also subject to state consumer finance laws which generally govern the amount and manner in which interest and other charges and expenses may be charged and collected by lenders. The deposit operations of the Banks are also subject to the Right of Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Banks' small loan subsidiaries are subject to the Alabama Small Loan laws governing the amount of loans and interest and other charges that may be charged in connection with a small loan.

DEPOSIT INSURANCE

     The deposits of each of the Banks are currently insured by the FDIC to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Prior to 1996, due to the high rate of failures in recent years, the FDIC adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Banks, which required that a depository institution pay to the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF") from between $-0-and $.31 per $100 of insured deposits depending on its capital levels and risk classification, as determined by its primary federal regulator on a semiannual basis. In September 1996, the FDIC enacted legislation to recapitalize the SAIF and ensure against default on Financing Corp. ("FICO") bonds. The legislation provided for a one-time payment into the BIF in an amount approximating $.68 per $100 of SAIF insured deposits. Thereafter and through December 31, 1999 the former assessment rate of between $-0- and $.31 per $100 of insured deposits is reduced to between $.0130 and $.2830 per $100, including a FICO rate of $.0130 per $100, for bank deposits and a rate of between $.0650 and $.3350 per $100, including a FICO rate of $.0650 per $100, for previously SAIF insured deposits. After December 31, 1999, the BIF rate will be approximately $.0243 per $100 for all deposits.

DIVIDENDS

     The principal source of ANB's cash revenues is derived from dividends received from the Banks. The amount of dividends that may be paid by the Banks to ANB depends on each Bank's earnings and capital position and is limited by federal and/or state law, regulations and policies. See Note 18 of the Notes to Consolidated Financial Statements of ANB and Subsidiaries included in this Annual Report.

     As national banks, NBC, C&P and First Citizens may not pay dividends from their paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

     As Alabama state banks, Bank of Dadeville, Alabama Exchange Bank, First Gulf Bank and First American Bank are subject to restrictions on dividends under the Alabama Banking Code, which provides that an Alabama state bank must transfer to surplus each year at least 10% of its net earnings (and thus cannot declare or pay a dividend in excess of 90% of net earnings) until its surplus equals at least 20% of its capital. In addition, a state bank must obtain regulatory approval to declare dividends in any calendar year in excess of the total of its net earnings for that year combined with its retained net earnings in the preceding two years, less any required transfers to surplus.

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

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government owned agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of quarterly average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution for bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitaled," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, ANB and each of the Banks qualified as "well-capitalized." See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CAPITAL."

     Under FDICIA, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost an institution's capital and to partially guarantee an institution's performance under their capital restoration plans.

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

     JOHN H. HOLCOMB, III - Age 46 - Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of ANB since April, 1996. Prior to such date, Mr. Holcomb served as President and Chief Operating Officer of ANB beginning December, 1995. Mr. Holcomb has been the President and Chief Executive Officer of NBC since 1990.

     VICTOR E. NICHOL, JR. - Age 51 - President and Chief Operating Officer.
Mr. Nichol has served as President and Chief Operating Officer of ANB since April 1996. Prior to such date, Mr. Nichol served as Executive Vice President of ANB beginning December 1995. Mr. Nichol has been the Executive Vice President and Chief Financial Officer of NBC since 1994. From 1992 through 1993, Mr. Nichol served as President and Chief Executive Officer of Secor Bank.

     DAN M. DAVID - Age 52 - Vice Chairman. Mr. David has served as Vice Chairman of ANB since November 30, 1997 when FAB merged with and into ANB. Mr. David serves as Chairman of First American Bank, a position he has held since 1995. Mr. David served as Chairman and Chief Executive Officer of FAB from 1995 through 1997, as Vice Chairman and Chief Executive Officer during 1994 and 1995 and as President and Chief Executive Officer from 1986 through 1994.

     JAMES S. PARKS, JR. - Age 43 - Senior Vice President-Finance, Controller and Treasurer. Mr. Parks has served as Senior Vice President-Finance, Controller and Treasurer of ANB since December 1996. Mr. Parks has served as the Senior Vice President and Controller for NBC since 1993 and has served NBC as Controller since 1987.


ITEM 2.   PROPERTIES

     ANB currently operates 40 banking offices. Of the 40 banking offices, ANB, through the Banks, owns 31 banking offices without encumbrance and leases an additional 9 banking offices. ANB leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 6 and 9 to the Consolidated Financial Statements of ANB and Subsidiaries included in this Annual Report for additional information regarding ANB's premises and equipment.

ITEM 3.   LEGAL PROCEEDINGS

     ANB, in the normal course of business, is subject to various pending and threatened litigation. Based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on ANB's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE FOR SECURITY-HOLDERS

     ANB held a special meeting of its stockholders on November 26, 1997 (the "Special Meeting") in order to vote upon the proposed merger of First American Bancorp with and into ANB, pursuant to the terms of the Agreement and Plan of Merger dated July 24, 1997. The results of the voting at the Special Meeting were as follows:

 Total Shares Entitled to Vote   For Approval of the Merger  Against/Withhold  Abstain
 -----------------------------   --------------------------  ----------------  -------
           6,574,942                       5,048,145               4,300        1,829

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At March 12, 1998, ANB had 966 stockholders of record (including shares held in "street" names by nominees who are record holders) and 8,648,120 shares of ANB Common Stock outstanding. ANB Common Stock is traded in the over-the-counter market and prices are quoted on NASDAQ/NMS under the symbol "ALAB."

     The reported price range for ANB Common Stock and the dividends declared during each calendar quarter of 1996 and 1997 are shown below:

                                         HIGH        LOW       DIVIDENDS
                                                                DECLARED
1996
First Quarter.......................... $14-1/4     $12-3/4      $ .05
Second Quarter.........................  13-5/8          12        .05
Third Quarter..........................  15-1/2      12-5/8        .09
Fourth Quarter.........................      19      14-7/8        .09

1997
First Quarter..........................  20-1/2      17-1/2       .115
Second Quarter.........................  22-1/2      17-1/2       .115
Third Quarter..........................  26-1/8      21-3/4       .115
Fourth Quarter.........................  27          22           .115


     The last reported sales price of Common Stock as reported on The Nasdaq/NMS on March 12, 1998 was $28-1/4. The prices shown do not reflect retail mark-ups and mark-downs. All share prices have been rounded to the nearest 1/64 of one dollar. The market makers for the ANB Common Stock as of December 31, 1997, were J. C. Bradford & Co., Raymond James & Associates, Inc., Herzog Heine Geduld Inc., Legg Mason Wood Walker Inc., The Robinson Humphrey Company Inc., Sterne Agee & Leach Inc., and The Chicago Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

                 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
           (AMOUNTS IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                              1997 (1)     1996 (1)       1995 (1)      1994 (1)        1993 (1)
                                                            ----------------------------------------------------------------------
 INCOME STATEMENT DATA:
 Interest income ........................................   $   90,388    $    83,180    $    53,067    $    40,970    $    34,515
 Interest expense .......................................       42,840         38,246         26,555         17,243         13,990
                                                            ----------    -----------    -----------    -----------    -----------
 Net interest income ....................................       47,548         44,934         26,512         23,727         20,525
 Provision for loan losses (benefit of recoveries)......         2,988            885          1,016          1,596            (50)
                                                            ----------    -----------    -----------    -----------    -----------
 Net interest income after provision for loan losses
   (benefit of recoveries) ..............................       44,560         44,049         25,496         22,131         20,575
 Net securities gains (losses) ..........................           (8)           (84)            26            (52)           222
 Noninterest income .....................................       18,047         17,510          9,160          5,820          6,776
 Noninterest expense ....................................       45,461         44,053         26,849         19,720         20,298
                                                            ----------    -----------    -----------    -----------    -----------
 Income before income taxes .............................       17,138         17,422          7,833          8,179          7,275
 Provision for income taxes .............................        5,458          5,281            901            736            838
 Income before minority interest in earnings of             ----------    -----------    -----------    -----------    -----------
   consolidated subsidiary ..............................       11,680         12,141          6,932          7,443          6,437
 Minority interest in earnings of consolidated
   subsidiary ...........................................           12             14            650            750            236
                                                            ----------    -----------    -----------    -----------    -----------
 Net income .............................................   $   11,668    $    12,127    $     6,282    $     6,693    $     6,201
                                                            ==========    ===========    ===========    ===========    ===========
 BALANCE SHEET DATA:
 Total assets ...........................................   $1,274,166    $ 1,110,729    $ 1,027,099    $   607,638    $   545,348
 Earning assets .........................................    1,109,202      1,013,789        929,677        560,900        506,676
 Securities .............................................      214,012        182,009        199,830        128,346        128,899
 Loans  .................................................      842,790        785,282        680,172        422,307        351,990
 Allowance for loan losses ..............................       12,829         11,011         10,421          6,506          7,307
 Deposits ...............................................      928,970        858,103        841,899        506,256        457,644
 Short-term debt ........................................       27,750         42,105         21,280         12,717          7,350
 Long-term debt .........................................       14,587         12,939          1,089          2,132          1,376
 Stockholders' equity ...................................       97,933         88,803         78,144         43,520         35,496

 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (2) ......        8,884          8,756          4,955          4,464          4,316

 Per Common Share Data:
 Net income - diluted (3) ...............................   $     1.31    $      1.38    $      1.10    $      1.34    $      1.27
 Book value (period end) (4)  ...........................        11.32          10.38           9.16           7.05           5.78
 Tangible book  value (period end).......................        10.32           9.48           8.27           6.55           5.21
 Dividends declared  ....................................         0.46           0.28            -              -              -

 PERFORMANCE RATIOS:
 Return on average assets  ..............................         1.01%          1.17%          0.95%          1.18%          1.22%
 Return on average equity  ..............................        12.42          14.48          13.58          17.89          18.54
 Net interest margin (5) ................................         4.53           4.70           4.29           4.49           4.34
 Net interest margin (taxable equivalent (5).............         4.64           4.79           4.39           4.64           4.48

 ASSET QUALITY RATIOS:
 Allowance for loan losses to period end loans...........         1.52%          1.40%          1.53%          1.54%          2.08%
 Allowance for loan losses to period end
   nonperforming loans (6) ..............................       245.48         356.92         320.55         354.36         240.28
 Net charge-offs (recoveries) to a.......................         0.15           0.04           0.05           0.68          (0.11)
 Nonperforming assets to period end loans and
   foreclosed property (6) ..............................         0.79           0.46           0.57           0.54           1.18

 CAPITAL AND LIQUIDITY RATIOS:
 Average equity to average assets........................         8.10%          8.06%          6.98%          6.59%          6.58%
 Leverage (4.00% required minimum) (7)...................         7.58           8.13          10.59           8.25           6.78
 Risk-based capital
   Tier 1 (4.00% required minimum) (7)...................         9.38          10.28          10.51          11.17           9.99
   Total (8.00% required minimum) (7)....................        10.63          11.38          11.59          12.30          11.14
 Average loans to average deposits.......................        89.24          87.06          82.36          81.35          75.98

(1) On November 30, 1997, FAB merged with and into the Company ("the FAB Merger"). Pursuant to the terms of the FAB Merger, each share of FAB common stock was converted into .7199 shares of the Company's common stock. The FAB Merger was accounted for as a pooling of interests. On September 30, 1996, FIRSTBANC Holding Company, Inc. ("FIRSTBANC") was merged with and into the Company, with each share of common stock of FIRSTBANC being converted into 7.12917 shares of the Company's common stock. The FIRSTBANC merger was accounted for as a pooling of interests. On December 29, 1995, National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") merged with and into the Company ("the NCC Merger"). Pursuant to the terms of the NCC Merger, each share of NCC common stock was converted into 348.14 shares of the Company's common stock and each share of CBS common stock was converted into 7.0435 shares of the Company's common stock for a total of 3,106,981 shares (or 50.1%) of Company common stock. The NCC Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remained as the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical income statement information included in the Five-Year Summary of Selected Financial Data of the Company is that of NCC for years prior to 1996. The balance sheet information included in the historical Five-Year Summary of Selected Financial Data of the Company is that of NCC for years prior to 1995, as adjusted for subsequent poolings of interest. The historical Five-Year Summary of Selected Financial Data for all periods have been restated to include the results of operations of FAB and FIRSTBANC from the earliest period presented, except for dividends per common share. (See Note 1 to the Company's consolidated financial statements included in this Annual Report).
(2) The weighted average common share and common equivalent shares outstanding are those of NCC, CBS, FAB, and FIRSTBANC converted into ANB common and common equivalents at the applicable exchange ratios.
(3) Net income per common share - diluted is calculated based upon net income as adjusted for minority interests in earnings of consolidated subsidiaries and cash dividends on preferred stock.
(4) Book value and tangible book value at December 31, 1994 and 1993 are calculated on the outstanding common shares of NCC, CBS, FAB, and FIRSTBANC converted at the exchange ratio.
(5)  Net interest income divided by average earning assets.
(6) Nonperforming loans and nonperforming assets includes loans past due 90 days or more that are still accruing interest.
(7)  Based upon fully phased-in requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following is a discussion and analysis of the consolidated financial condition of the Company and results of operations as of the dates and for the periods indicated. On November 30, 1997, First American Bancorp ("FAB"), a one bank holding company headquartered in Decatur, Alabama, was merged with and into the Company, pursuant to which each share of FAB common stock was converted into
 .7199 shares of the Company's common stock for a total of 2,071,966 shares. The FAB Merger was accounted for as a pooling of interests. On September 30, 1996, FIRSTBANC Holding Company ("FIRSTBANC"), a one bank holding company headquartered in Robertsdale, Alabama, was merged into the Company. The Company acquired all of the outstanding common stock of FIRSTBANC in exchange for 305,000 shares of the Company's common stock. The FIRSTBANC merger was accounted for as a pooling of interests. On December 29, 1995, National Commerce Corporation ("NCC") and its wholly-owned subsidiary, Commerce Bankshares, Inc. ("CBS") a one bank holding company located in Birmingham, Alabama, was merged with and into the Company ("the NCC Merger"). Pursuant to terms of the NCC Merger, each share of NCC common stock was converted into 348.14 shares of ANB common stock and each share of CBS common stock was converted into 7.0435 shares of ANB common stock for a total of 3,106,981 shares (or 50.1%) of ANB's common stock. The NCC Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remained as the continuing legal entity and registrant for Securities and Exchange Commission purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of the Company presented for 1995 are the consolidated financial statements of NCC, adjusted for subsequent poolings of interest, and differ from the consolidated financial statements of ANB as previously reported. The operations of ANB are included in the financial statements from the date of acquisition.

     The historical consolidated financial statements of the Company and the "FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA" derived from the historical consolidated financial statements of the Company are set forth elsewhere herein. This discussion should be read in conjunction with those consolidated financial statements and selected consolidated financial data and the other financial information included in this Annual Report.

SELECTED BANK FINANCIAL DATA

     The Company's success is dependent upon the financial performance of the Banks. The Company, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 1997 and 1996 for each of the Banks operated by the Company.

                         SELECTED BANK FINANCIAL DATA
                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
                                  (UNAUDITED)

                                                                            DECEMBER 31, 1997
                                         ----------------------------------------------------------------------------------------
                                           NATIONAL     ALABAMA     BANK      CITIZENS &      FIRST       FIRST         FIRST
                                           BANK OF      EXCHANGE     OF         PEOPLES      AMERICAN    CITIZENS        GULF
                                           COMMERCE       BANK    DADEVILLE   BANK, N.A.(1)    BANK    BANK, N.A.(2)   BANK (1)
                                         ----------------------------------------------------------------------------------------
Summary of Operations:
  Interest income.......................     $ 48,401     $ 3,976   $ 5,144      $ 1,896      $ 20,250     $ 6,842     $ 5,068
  Interest expense......................       24,998       1,089     2,205          748         8,686       3,025       2,005
  Net interest income...................       23,403       2,887     2,939        1,148        11,564       3,817       3,063
  Provision for loan losses.............            -          10         -           76         2,811          41          50
  Securities gains (losses).............            -           -         4            -           (15)          3           -
  Noninterest income....................       14,048         425       733          225         1,901         664         645
  Noninterest expense...................       25,197       1,715     1,887        1,146         9,528       2,414       2,413
  Net income............................        8,215       1,084     1,250          126           792       1,473         808

 Balance Sheet Highlights:
  At Period-End:
   Total assets.........................     $714,725     $64,563   $62,307      $14,677      $239,931     $89,816     $92,779
   Securities...........................      103,153      15,634    10,977        8,366        29,041      31,670      15,124
   Loans, net of unearned
   income...............................      457,605      33,111    43,028        2,734       188,473      48,936      67,426
   Allowance for loan losses............        7,398         363       494           20         3,086         715         753
   Deposits.............................      456,843      59,015    51,292       10,354       196,596      78,531      82,253
   Short-term debt......................        5,880           -         -            -        12,500           -           -
   Long-term debt.......................       10,274           -     4,200            -             -           -           -
   Stockholders' equity.................       50,247       5,025     5,915        4,328        20,401       8,565       6,730

 Performance Ratios:
  Return on average assets..............         1.30%       2.21%    1.98%        0.49%         0.35%        1.70%       1.26%
  Return on average equity..............        16.87       23.81    21.34         3.51          3.39        17.93       16.15
  Net interest margin...................         3.95        6.35     5.07         4.97          5.51         4.80        5.35

 Capital and Liquidiy Ratios:
  Average equity to average assets......         7.69        9.29     9.28        13.90         10.19         9.47        7.80
  Leverage (4.00% required minimum).....         7.41        7.48     9.16        34.69          8.50         9.27        7.36
  Risk-based capital....
  Tier 1 (4.00% required minimum).......         9.12       10.09    12.70        69.88         10.15        15.27        9.24
  Total (8.00% required minimum)........        10.37       11.03    13.79        70.20         11.40        16.52       10.27
 Average loans to average deposits......        95.64       70.37    85.08        63.44         93.69        66.86       78.84

                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
                                  (UNAUDITED)

                                                                                  DECEMBER 31, 1996
                                              --------------------------------------------------------------------------------------
                                                NATIONAL     ALABAMA       BANK      CITIZENS &      FIRST      FIRST        FIRST
                                                 BANK OF     EXCHANGE       OF         PEOPLES     AMERICAN    CITIZENS       GULF
                                                COMMERCE       BANK      DADEVILLE  BANK, N.A.(1)    BANK    BANK, N.A.(2)  BANK (1)
                                              --------------------------------------------------------------------------------------
Summary of Operations:
  Interest income............................   $ 43,444      $ 3,763      $ 4,918    $ 2,667      $ 18,055    $ 7,260      $ 3,607
  Interest expense...........................     21,219          959        1,998        996         7,881      3,058        1,158
  Net interest income........................     22,225        2,804        2,920      1,671        10,174      4,202        2,449
  Provision for loan losses..................       (198)         103            -         30           646        238           68
  Securities gains (losses)..................        (42)           5            -          -           (51)        (1)           5
  Noninterest income.........................     13,415          422          767        365         1,732        916          204
  Noninterest expense........................     24,015        1,756        1,862      1,387         7,667      2,804        1,645
  Net income.................................      7,923          982        1,260        394         2,402      1,599          612

 Balance Sheet Highlights:
  At Period-End:
   Total assets..............................   $623,368      $43,868      $58,643    $34,839      $223,081    $83,999      $39,972
   Securities................................    106,722        8,633        9,119      8,579        29,248     17,779        1,867
   Loans, net of unearned income.............    430,159       31,347       43,929     21,031       173,970     55,189       30,877
   Allowance for loan losses.................      6,768          522          510        276         1,689        828          418
   Deposits..................................    449,083       38,923       47,266     31,085       183,827     75,304       35,745
   Short-term debt...........................     19,000            -        5,000          -        12,500          -            -
   Long-term debt............................        300            -            -          -           139          -            -
   Stockholders' equity......................     46,555        4,218        5,523      3,169        22,320      7,804        4,020

 Performance Ratios:
  Return on average assets...................       1.42%        2.25%        2.14%      1.14%         1.16%      1.83%        1.51%

  Return on average equity...................      17.46        23.31         21.72     12.15         11.56      21.32        15.27
  Net interest margin........................       4.28         6.97          5.47      5.42          5.38       5.26         6.87

 Capital and Liquidiy Ratios:
  Average equity to average assets...........       8.12         9.64          9.86      9.37         10.01       8.56         9.89
  Leverage (4.00% required minimum)..........       8.10         9.33          9.28      9.13         10.70       9.15         9.96
  Risk-based capital.........................
   Tier 1 (4.00% required minimum)...........      10.47        13.17         12.24     13.87         12.53      14.50        12.32
   Total (8.00% required minimum)............      11.72        14.42         13.38     15.07         12.58      15.70        13.57
  Average loans to average deposits..........      90.14        79.37         89.10     65.07         88.63      70.79        90.88

____________
(1) In August 1997, First Bank, a subsidiary of the Company, transferred a significant portion of its assets and liabilities to First Gulf Bank, also a subsidiary of the Company. Concurrent with this transfer, First Bank converted to a national bank, changed its name to Citizens & Peoples Bank, National Association, and relocated its headquarters from Robertsdale, Alabama to Cantonment, Florida. This is the first bank to be operated by the Company outside of Alabama.

(2) In December 1997, First Citizens Bank, National Association ("First Citizens"), formerly First National Bank of Ashland, a subsidiary of the Company, was merged with Citizens Bank of Talladega, also a subsidiary of the Company. Concurrent with the consummation of this merger, First Citizens relocated its headquarters from Ashland, Alabama to Talladega, Alabama.

RESULTS OF OPERATIONS

     Year ended December 31, 1997, compared with year ended December 31, 1996

     The Company's net income decreased by $459,000, or 3.8%, to $11.7 million in the year ended December 31, 1997, from $12.1 million in the year ended December 31, 1996. Return on average assets during 1997 was 1.01%, compared with 1.17% during 1996, and return on average equity was 12.42% during 1997, compared with 14.48% during 1996.

     Net interest income increased $2.6 million, or 5.8%, to $47.5 million in 1997 from $44.9 million in 1996, as interest income increased by $7.2 million and interest expense increased $4.6 million. The increase in net interest income is primarily attributable to a $75.9 million increase in average loans to $801.4 million during 1997, from $725.5 million during 1996, as a result of management emphasis on loan growth. The increase in interest expense is primarily attributable to an increase in average time deposits of $65.1 million to $425.2 million in 1997, from $360.1 million in 1996. In general, loans are the Company's highest yielding earning asset and time deposits are one of the Company's highest cost interest-bearing liabilities.

     The Company's net interest spread and net interest margin were 3.97% and 4.53%, respectively, in 1997, decreasing by 14 and 17 basis points, respectively, from 1996. These decreases reflect declining yield on average loans and an increasing cost of interest-bearing liabilities, both attributable to competition from banks and other financial institutions.

     The Company recorded a provision for loan losses of $3.0 million during 1997, $2.8 million of which was recorded at FAB. The FAB provision was primarily associated with higher loss experience in FAB's indirect automobile lending and sub-prime mortgage lending portfolios (which lending businesses have been discontinued). The 1997 provision of $3.0 million compares with a provision for loan losses of $885,000 during 1996, an increase of $2.1 million, or 237.6%. Following the 1997 provision, management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level. The Company's allowance for loan losses as a percentage of period-end loans was 1.52% at December 31, 1997, compared to 1.40% at December 31, 1996, and the allowance for loan losses as a percentage of period-end nonperforming assets was 191.8% at December 31, 1997, compared with 303.1% at December 31, 1996. The Company experienced net charge-offs of $1.2 million in 1997 equating to a ratio of net charge-offs to average loans of 0.15%. See "-- PROVISION AND ALLOWANCE FOR LOAN LOSSES."

     Noninterest income increased $537,000, or 3.1%, to $18.0 million in 1997, compared with $17.5 million in 1996. The Company experienced increases in its fee-based divisions (investment services, trust, and mortgage lending) of $1.1 million, or 10.5%, to $11.5 million in 1997 from $10.4 million in 1996. These increases were offset by a charge to provide for the consolidation of FAB's data processing facilities into the existing Company facility and by losses resulting from abandonment of certain leasehold improvements, all which total $499,000 in 1997 compared to a net gain of $148,000 in 1996, a decrease of $647,000. Noninterest expense increased $1.4 million, or 3.2%, to $45.5 million during 1997, compared with $44.1 million during 1996.

     Income before the provision for income taxes decreased $284,000, or 1.6%, to $17.1 million in 1997, from $17.4 million in 1996. Income before minority interest in earnings of consolidated subsidiary and net income decreased $461,000 and $459,000, respectively, during 1997.

     Year ended December 31, 1996, compared with year ended December 31, 1995

     The Company's net income increased by $5.8 million, or 93.0%, to $12.1 million in the year ended December 31, 1996, from $6.3 million in the year ended December 31, 1995. Return on average assets during 1996 was 1.17%, compared with 0.95% during 1995, and return on average equity was 14.48% during 1996, compared with 13.58% during 1995.

     Net interest income increased $18.4 million, or 69.5%, to $44.9 million in 1996 from $26.5 million in 1995, as interest income increased by $30.1 million and interest expense increased $11.7 million. The increase in net interest income is primarily attributable to a $275.8 million increase in average loans to $725.5 million during 1996, from $449.8 million during 1995, as a result of the NCC Merger and an increased management emphasis on loan growth. The increase in interest expense is primarily attributable to an increase in average time deposits of $127.7 million to $360.1 million in 1996, from $232.4 million in 1995.

     The Company's net interest spread and net interest margin were 4.11% and 4.70%, respectively, in 1996, increasing by 43 and 41 basis points, respectively, from 1995. These increases reflect the increase in average loans, relative to other earning assets.

     The Company recorded a provision for loan losses of $885,000 during 1996, compared with a provision for loan losses of $1.0 million during 1995, a decline of $131,000, or 12.9%. The Company's allowance for loan losses as a percentage of period-end loans was 1.40% at December 31, 1996, compared to 1.53% at December 31, 1995, and the allowance for loan losses as a percentage of period-end nonperforming assets was 303.1% at December 31, 1996, compared with 266.4% at December 31, 1995. The Company experienced net charge-offs of $295,000 in 1996 equating to a ratio of net charge-offs to average loans of 0.04%. See "-- PROVISION AND ALLOWANCE FOR LOAN LOSSES."

     Noninterest income increased $8.4 million, or 91.2%, to $17.5 million in 1996, compared with $9.2 million in 1995. The increase is partly attributable to an increase in investment services income of $4.0 million, or 100.5%, to $7.9 million in 1996, compared with $3.9 million in 1995, with the remainder of the increase being attributed to the NCC Merger. The 1996 increase in investment services income resulted from expansion of the sales forces in mid-1995. Noninterest expense increased $17.2 million, or 64.1%, to $44.1 million during 1996, compared with $26.8 million during 1995. Of the $17.2 million increase in noninterest expense, approximately $4.3 million is attributable to expansion of the investment services division of the Company, with the remaining increase being attributed to NCC Merger.

     Income before the provision for income taxes increased $9.6 million, or 122.4%, to $17.4 million in 1996, from $7.8 million in 1995. Income before minority interest in earnings of consolidated subsidiary and net income increased $5.2 million and $5.8 million, respectively, during 1996.

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

                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                 (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)

                                                                              YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------------
                                                           1997                               1996
                                               ----------------------------------------------------------------------------------
                                                AVERAGE       INCOME/    YIELD/     AVERAGE       INCOME/     YIELD/     AVERAGE
ASSETS:                                         BALANCE       EXPENSE     RATE      BALANCE       EXPENSE     RATE       BALANCE
                                               ----------------------------------------------------------------------------------
EARNING ASSETS:
   Loans (1) (3)..........................     $  801,435     $75,323     9.40%     $  725,537    $69,452      9.57%     $449,783
  Securities:
    Taxable...............................        164,850      10,735     6.51         162,283     10,358      6.38       106,525
    Tax exempt............................         32,065       2,567     8.01          28,919      2,233      7.72        29,307
   Cash balances in other banks...........          1,042          55     5.28           4,060        240      5.91         3,681
   Funds sold.............................         46,176       2,594     5.62          32,684      1,621      4.96        27,586
   Trading account securities.............          3,488         193     5.53           2,814        183      6.50         1,097
                                               ----------     -------               ----------    -------                --------
       Total earning assets (2)...........      1,049,056      91,467     8.72         956,297     84,087      8.79       617,979
                                               ----------     -------               ----------    -------                --------
 Cash and due from banks..................         39,472                               36,842                             25,822
 Premises and equipment...................         29,934                               29,916                             14,860
 Other assets.............................         52,311                               26,675                             10,433
 Allowance for loan losses................        (11,580)                             (10,792)                            (6,614)
                                               ----------                           ----------                           --------
        Total assets......................     $1,159,193                           $1,038,938                           $662,480
                                               ==========                           ==========                           ========

LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing transaction accounts..     $  113,593       3,169     2.79      $  147,133      4,744      3.22      $107,712
   Savings and money market deposits......        226,828       8,464     3.73         201,071      7,194      3.58       132,953
   Time deposits..........................        425,186      23,708     5.58         360,100     20,225      5.62       232,373
   Funds purchased........................         85,533       4,464     5.22          71,640      3,623      5.06        38,585
   Other short-term borrowings............         41,236       2,548     6.18          29,813      2,056      6.90        17,467
   Long-term debt.........................          8,583         487     5.67           7,831        404      5.16         1,160
                                               ----------     -------               ----------    -------                --------
        Total interest-bearing............        900,959      42,840     4.75         817,588     38,246      4.68       530,250
         liabilities......................     ----------     -------     ----      ----------    -------      ----      --------
 Demand deposits..........................        132,419                              125,118                             75,990
 Accrued interest and other liabilities...         31,898                               12,506                              9,977
 Stockholders' equity.....................         93,917                               83,726                             46,263
     Total liabilities and................     ----------                           ----------                           --------
      stockholders' equity................     $1,159,193                           $1,038,938                           $662,480
                                               ==========                           ==========                           ========
 Net interest spread......................                                3.97%                                4.11%
                                                                          ====                                 ====
 Net interest income/margin on
   a taxable equivalent basis.............                     48,627     4.64%                    45,841      4.79%
                                                                          ====                                 ====
 Tax equivalent adjustment (2)............                      1,079                                 907
                                                              -------                             -------
 Net interest income/margin...............                    $47,548     4.53%                   $44,934      4.70%
                                                              =======     ====                    =======      ====

                                              ----------------------
                                                        1995
                                              ----------------------
                                               INCOME/        YIELD/
                                               EXPENSE         RATE
                                              -----------------------
ASSETS:
EARNING ASSETS:
   Loans (1) (3)..........................      $42,706        9.49%
  Securities:
    Taxable...............................        7,692        7.22
    Tax exempt............................        1,401        4.78
   Cash balances in other banks...........          216        5.87
   Funds sold.............................        1,623        5.88
   Trading account securities.............           67        6.11
                                                -------
       Total earning assets (2)...........       53,705        8.69
                                                -------
 Cash and due from banks..................
 Premises and equipment...................
 Other assets.............................
 Allowance for loan losses................
        Total assets......................

LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing transaction accounts..        3,576        3.32
   Savings and money market deposits......        5,569        4.19
   Time deposits..........................       13,840        5.96
   Funds purchased........................        2,303        5.97
   Other short-term borrowings............        1,163        6.66
   Long-term debt.........................          104        8.97
                                                -------
        Total interest-bearing............       26,555        5.01
         liabilities......................      -------        ----
 Demand deposits..........................
 Accrued interest and other liabilities...
 Stockholders' equity.....................

     Total liabilities and................
      stockholders' equity................

 Net interest spread......................                     3.68%
                                                               ====
 Net interest income/margin on
   a taxable equivalent basis.............       27,150        4.39%
                                                               ====
 Tax equivalent adjustment (2)............          638
                                                -------
 Net interest income/margin...............      $26,512        4.29%
                                                =======        ====

 _________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.
(3)  Fees in the amount of $2,744,000, $2,508,000, and $1,336,000 are included in interest and fees on loans for 1997, 1996, and 1995, respectively.

     During 1997, with little change in the overall interest rate levels from that in 1996, the Company experienced an increase in net interest income of $2.6 million, or 5.8%, to $47.5 million, compared with $44.9 million in 1996. Net interest income increased despite a decrease in the net interest spread of 14 basis points to 3.97% in 1997 from 4.11% in 1996, and a decrease in the net interest margin of 17 basis points to 4.53% in 1997, compared with 4.70% in 1996. Because the relative yield on loans exceeds that of all other earnings assets, the primary reason for the increased net interest income was a 10.5% increase in average loan volume. The primary reason for the decrease in the net interest spread and net interest margin was "spread-compression" resulting from, generally, lower rates on loans, and higher rates on marginal funding sources, such as time deposits, Federal funds purchased, and Federal Home Loan Bank borrowings, as well as an increase in higher cost time deposits as a percentage of total deposits, which are among the highest cost funding sources available to the Company. During 1997, net average earning assets increased by $92.8 million, or 9.7%, to $1,049.1 million from $956.3 million in 1996, while average loans increased $75.9 million, or 10.5%, to $801.4 million in 1997 from $725.5 million in 1996.

     Analysis of Changes in Net Interest Income

     The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 1997 and 1996. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (AMOUNTS IN THOUSANDS)

                                                                           DECEMBER 31,
                                                     --------------------------------------------------------------
                                                         1997 COMPARED TO 1996          1996 COMPARED TO 1995
                                                            VARIANCE DUE TO                VARIANCE DUE TO
                                                     --------------------------------------------------------------
                                                      VOLUME   YIELD/RATE   TOTAL      VOLUME  YIELD/RATE  TOTAL
                                                     --------------------------------------------------------------
 EARNING ASSETS:
 Loans ......................................        $  7,127  $  (1,256)  $  5,871   $  26,383  $    363  $ 26,746
 Securities:
   Taxable ..................................             165        212        377       3,646      (980)    2,666
   Tax exempt ...............................             248         86        334         (19)      851       832
 Cash balances in other banks ...............            (161)       (24)      (185)         23         1        24
 Funds sold .................................             736        237        973         274      (276)       (2)
 Trading account securities .................              40        (30)        10         112         4       116
                                                    ---------  ---------   --------   ---------  --------  --------

      Total interest income .................           8,155       (775)     7,380      30,419       (37)   30,382

 INTEREST-BEARING LIABILITIES:
 Interest-bearing transaction accounts ......            (993)      (582)    (1,575)      1,279      (111)    1,168
 Savings and money market deposits ..........             957        313      1,270       2,529      (904)    1,625
 Time deposits ..............................           3,628       (145)     3,483       7,216      (831)    6,385
 Funds purchased ............................             723        118        841       1,717      (397)    1,320
 Other short-term borrowings ................             724       (232)       492         850        43       893
 Long-term debt .............................              41         42         83         361       (61)      300
                                                    ---------  ----------  ---------  ---------  --------  ---------

      Total interest expense ................           5,080       (486)     4,594      13,952    (2,261)   11,691
                                                    ---------  ----------  ---------  ---------  --------  ---------
      Net interest income on a taxable
        equivalent basis ....................       $   3,075  $    (289)     2,786   $  16,467   $(2,224)   18,691
                                                    =========  ==========             =========   =======
 Taxable equivalent adjustment ..............                                  (172)                           (269)
                                                                           =========                       =========
 Net interest income ........................                              $  2,614                        $ 18,422
                                                                           =========                       =========

INTEREST SENSITIVITY AND MARKET RISK

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

     The following table illustrates the Company's interest rate sensitivity at December 31, 1997, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)

                                                                                DECEMBER 31, 1997
                                                --------------------------------------------------------------------------------
                                                             AFTER ONE    AFTER THREE
                                                              THROUGH       THROUGH
                                                 WITHIN ONE    THREE         TWELVE      WTIHIN ONE   GREATER THAN
                                                    MONTH      MONTHS        MONTHS          YEAR       ONE YEAR       TOTAL
                                                ------------ ------------ ------------- ------------- -------------- -----------
ASSETS:
Earning assets:
    Loans (1) ................................  $   391,277  $   45,285   $   117,211    $   553,773   $   284,844   $   838,617
    Securities (2) ...........................       14,051       7,926        31,213         53,190       155,145       208,335

    Interest-bearing deposits in
      other banks ............................        2,391           -             -          2,391             -         2,391
    Funds sold ...............................       50,009           -             -         50,009             -        50,009
                                                -----------  ----------   -----------    -----------   -----------   -----------
         Total interest-earning assets .......  $   457,728  $   53,211   $   148,424    $   659,363   $   439,989   $ 1,099,352

LIABILITIES:
Interest-bearing liabilities:
    Interest-bearing deposits:
        Demand deposits ......................  $         -  $        -   $   121,884    $   121,884   $         -   $   121,884
        Savings and money market deposits ....      240,581           -             -        240,581             -       240,581
        Time deposits (3) ....................       84,785      80,038       112,751        277,574       142,925       420,499
    Funds purchased ..........................      139,118           -             -        139,118             -       139,118
    Short-term borrowings (4) ................       34,512           -             -         34,512             -        34,512
    Long-term debt ...........................       14,202           4            18         14,224           363        14,587
                                                -----------  ----------   -----------    -----------   -----------   -----------
        Total interest-bearing liabilities ...  $   513,198  $   80,042   $   234,653    $   827,893   $   143,288   $   971,181
                                                -----------  ----------   -----------    -----------   -----------   -----------

Period gap ...................................  $   (55,470) $  (26,831)  $   (86,229)   $  (168,530)  $   296,701
                                                ===========  ==========   ===========    ===========   ===========

Cumulative gap ...............................  $   (55,470) $  (82,301)  $  (168,530)   $  (168,530)  $   128,171   $   128,171
                                                ===========  ==========   ===========    ===========   ===========   ===========
Ratio of cumulative gap to total
earning assets ...............................        (5.05)%     (7.49)%      (15.33)%       (15.33)%       11.66%

______________________
(1)  Excludes nonaccrual loans of $4,174,000.
(2)  Excludes investment equity securities of $5,677,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $6,762,000.

     The Company generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market interest rates when it is liability sensitive. The Company is liability sensitive throughout one year. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

     Market Risk

     The Company's earnings are dependent on its net interest income which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. The Company seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static "gap" analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in the Company's balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

     With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At December 31, 1997, mortgage backed securities totaling $123.4 million, or 9.7% of total assets and essentially every loan, net of unearned income, (totaling $842.8 million, or 66.1% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

     Deposits totaled $929.0 million, or 72.9%, of total assets at December 31, 1997. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by the Company in its simulation analysis. Specifically, the Company's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

     The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during 1997. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 1997 and, certainly, the future impact of market risk on the Company's net interest margin, may differ from that found in the table.

                                  MARKET RISK
                            (AMOUNTS IN THOUSANDS)

      Change in                              Change from
 Prevailing Interest    Net Interest      1997 Net Interest
        Rates           Income Amount       Income Amount
--------------------  ---------------     -----------------
 +200 basis points    $       50,971                 7.20%

 +100 basis points            49,260                 3.60

  0 basis points              47,548                    -

 -100 basis points            45,879                (3.51)

 -200 basis points            44,205                (7.03)

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a monthly basis, management, through an independent loan review function, reviews the appropriate level for the allowance for loan losses based on the results of the internal monitoring and reporting system, analysis of economic conditions in its markets and a review of historical statistical data for both the Company and other financial institutions. Loan review evaluates the loan portfolio in accordance with regulatory guidelines and monitors those loans classified as doubtful, substandard and special mention. Internal classification combined with migration analysis of those classifications, currently covering 48 months, are tools utilized by loan review to make specific evaluations as to the level of allowance for loan losses necessary to reserve for expected loan losses in the portfolio. Also considered in management's evaluation of the adequacy of the allowance for loan losses are the level of nonperforming loans and the results of regulatory examinations conducted for each bank, including their evaluation of the Company's policies and procedures and classification of loans.

     Due to an increase in the loss experience in FAB's indirect automobile lending and sub-prime lending portfolios, management deemed it prudent to increase FAB's provision for loan losses during 1997. This indirect automobile lending and sub-prime mortgage lending businesses have been discontinued and management believes the allowance for loan losses adequately covers the Company's exposure to loan losses.

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

                           ALLOWANCE FOR LOAN LOSSES
                  (Amounts in thousands, except percentages)

                                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                         1997       1996        1995      1994        1993
                                                      ----------  ---------  ---------  ---------  ----------
Total loans outstanding at end of period, net
        of unearned income .........................  $ 842,790   $ 785,282  $ 680,172  $ 422,307  $ 351,990
                                                      =========   =========  =========  =========  ==========

Average amount of loans outstanding, net
        of unearned income .........................  $ 801,435   $ 725,537  $ 449,783  $ 383,800  $ 333,278
                                                      =========   =========  =========  =========  ==========

Allowance for loan losses at
        beginning of period ........................  $  11,011   $  10,421  $   6,506  $   7,307  $   7,006

Charge-offs:
        Commercial, financial and agricultural .....        396         754      1,105      2,924        498
        Real estate - mortgage .....................        522         120        269        231        914
        Consumer ...................................      1,831       1,019        504        293        314
                                                      ---------   ---------  ---------  ---------  ----------
             Total charge-offs .....................      2,749       1,893      1,878      3,448      1,726
                                                      ---------   ---------  ---------  ---------  ----------
Recoveries:
        Commercial, financial and agricultural .....        975       1,190      1,018        429      1,408
        Real estate - mortgage .....................        190         150        289        119        446
        Consumer ...................................        414         258        346        276        223
                                                      ---------   ---------  ---------  ---------  ----------
             Total recoveries ......................      1,579       1,598      1,653        824      2,077
                                                      ---------   ---------  ---------  ---------  ----------
              Net charge-offs (recoveries) .........      1,170         295        225      2,624       (351)
Provision for (benefit of) loan losses .............      2,988         885      1,016      1,596        (50)
Changes incidental to acquisitions .................          -           -      3,124        227          -
                                                      ---------   ---------  ---------  ---------  ----------
Allowance for loan losses at
        period-end .................................  $  12,829   $  11,011  $  10,421  $   6,506  $   7,307
                                                      =========   =========  =========  =========  ==========

Allowance for loan losses to period-end loans ......       1.52%       1.40%      1.53%      1.54%      2.08%
Net charge-offs (recoveries) to average loans ......       0.15        0.04       0.05       0.68      (0.11)

     Allocation of Allowance

     There is no formal allocation of the allowance for loan losses by loan category.

     Nonperforming Assets

     The following table presents the Company's nonperforming assets for the dates indicated.


                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)

                                                                                 AT DECEMBER 31,
                                                               -------------------------------------------------
                                                                 1997      1996      1995      1994      1993
                                                                 ----      ----      ----      ----      ----
 Nonaccrual loans ...........................................    $ 4,174   $ 2,480  $ 2,176  $ 1,539   $ 1,492
 Restructured loans .........................................      1,052       605      949      297     1,549
 Loans past due 90 days or more and still accruing ..........          -         -      126        -         -
                                                                 -------   -------  -------  -------   -------
         Total nonperforming loans ..........................      5,226     3,085    3,251    1,836     3,041

 Other real estate owned ....................................      1,462       548      661      455     1,135
                                                                 -------   -------  -------  -------   -------
         Total nonperforming assets .........................    $ 6,688   $ 3,633  $ 3,912  $ 2,291   $ 4,176
                                                                 =======   =======  =======  =======   =======

 Allowance for loan losses to period-end loans ..............       1.52%     1.40%    1.53%    1.54%     2.08%

 Allowance for loan losses to period-end
         nonperforming loans ................................     245.48    356.92   320.55   354.36    240.28

 Allowance for loan losses to period-end
         nonperforming assets ...............................     191.82    303.08   266.39   283.98    174.98

 Net charge-offs (recoveries) to average loans  .............       0.15      0.04     0.05     0.68     (0.11)

 Nonperforming assets to period-end loans
         and foreclosed property ............................       0.79      0.46     0.57     0.54      1.18

 Nonperforming loans to period-end loans ....................       0.62      0.39     0.48     0.43      0.86

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses. During the years ending December 31, 1997, 1996 and 1995, approximately $125,000, $118,000, and $67,000, respectively, in additional interest income would have been recognized in earnings if the Company's nonaccrual loans had been current in accordance with their original terms.

     Total nonperforming assets increased $3.1 million to $6.7 million at December 3l, 1997, from $3.6 million at December 31, 1996. The allowance for loan losses to period-end nonperforming assets was 191.8% at December 31, 1997, compared with 303.1% at December 31, 1996. This ratio will generally fluctuate from period to period depending upon nonperforming asset levels at period end. The nonperforming assets increased at year end 1997 compared with 1996 primarily due to the discontinued indirect automobile and sub-grade mortgage loan portfolios at FAB.

     Potential Problem Loans

     A potential problem loan is one that management has serious doubts as to the borrower's future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that the Company's interests are protected. At December 31, 1997, the Company had certain loans considered by management to be potential problem loans totaling $17.9 million. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

NONINTEREST INCOME AND EXPENSE

     Noninterest income

     The Company relies on four distinct product lines for the production of recurring noninterest income: traditional retail and commercial banking, mortgage banking, trust services and investment services. Combined fees associated with these product lines totaled $16.6 million in 1997, compared with $15.4 million in 1996, an increase of $1.2 million, or 8.0%. Non-recurring losses in 1997 totaled $499,000, resulting from a charge to provide for the consolidation of FAB's data processing facility into the existing Company facility and by losses resulting from the abandonment of certain leasehold improvements. The net gain on disposal of assets in 1996 of $148,000 resulted from sale of a branch facility, along with its related deposits of $274,000, as reduced by a loss of $126,000 resulting from abandonment of computer equipment due to consolidation of the Company's data processing center. Other noninterest income was $1.9 million in 1997, compared with $2.0 million in 1996, a decrease of $42,000, or 2.1%.

     Noninterest income increased by $8.2 million, or 89.7%, in 1996, $4.0 million being attributed to expansion of the Company's investment services sales force, with the remainder of the increase being attributed to the NCC Merger.

     The following table sets forth, for the periods indicated, the principal components of noninterest income.

                              NONINTEREST INCOME
                            (AMOUNTS IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                            1997      1996      1995
                                                            ----      ----      ----
 Service charges on deposit accounts ................. $   5,070   $  4,944   $ 2,549
 Investment services income ..........................     8,152      7,889     3,934
 Trust fees ..........................................     1,799      1,550     1,320
 Origination and sale of mortgage loans ..............     1,579        991       811
 Gain on disposal of assets and deposits .............      (499)       148       179
 Securities gains (losses) ...........................        (8)       (84)       26
 Other ...............................................     1,946      1,988       367
                                                       ---------   --------   -------
         Total noninterest income .................... $  18,039   $ 17,426   $ 9,186
                                                       =========   ========   =======

Noninterest Expense

     The following table sets forth, for the periods indicated, the principal components of noninterest expense.


                              NONINTEREST EXPENSE

                            (AMOUNTS IN THOUSANDS)


                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997        1996       1997
                                                   ----        ----       ----
Salaries and employee benefits ................   $ 26,218   $ 25,655   $ 14,628
Net occupancy expense .........................      5,473      5,628      3,677
Amortization of goodwill ......................        298        305         89
Advertising ...................................      1,224      1,045        921
Banking assessments ...........................        364      1,076        730
Data processing expenses ......................      1,714      1,413        902
Legal and professional fees ...................      1,752      1,879      1,673
Non-credit losses (recoveries) ................        283        (24)     1,219
Other .........................................      8,135      7,076      3,010
                                                  --------   --------   --------

   Total noninterest expense ..................   $ 45,461   $ 44,053   $ 26,849
                                                  ========   ========   ========

     Noninterest expenses increased $1.4 million, or 3.2%, to $45.4 million in 1997, from $44.1 million in 1996. Banking assessments decreased by $712,000, or 66.2%, to $364,000 in 1997, from $1.1 million in 1996. The 1996 amount includes a one-time charge of $677,000 relating to recapitalization of the SAIF fund through a FDIC assessment.

     Noninterest expenses increased $17.2 million, or 64.1%, to $44.1 million in 1996 from $26.8 in 1995 due to expansion of the Company's investment services sales force and the NCC Merger.

     Investment Services

     The following table sets forth, for the periods indicated, the summary of operations for the investment services departments of the Company:


                         INVESTMENT SERVICES DIVISION

                            (AMOUNTS IN THOUSANDS)


                                                      YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                     1997       1996        1995
                                                     ----       ----        ----
Investment services income ....................    $ 8,152    $ 7,889    $ 3,934
Other revenue .................................      1,311      1,354        422
                                                   -------    -------    -------
   Total revenue ..............................      9,463      9,243      4,356
Expenses and allocated charges ................      8,479      8,551      4,267
                                                   -------    -------    -------

   Net investment services revenue ............    $   984    $   692    $    89
                                                   =======    =======    =======

     Investment services revenues increased $220,000, or 2.4%, to $9.5 million in 1997 from $9.2 million in 1996, primarily as a result continued favorable market conditions. Other investment services revenue consists of interest and dividends on trading assets and fee based services including asset and liability reporting, bond accounting and security safekeeping. These results include certain income and expense items that are allocated by management to the investment services areas of the Company.

     The increase in investment services revenues of $4.9 million, or 112.2%, to $9.2 million in 1996 from $4.4 million in 1995 was attributable to staff additions, new customer relationships and favorable market conditions. The $4.3 million, or 100.4%, increase in expenses and allocated charges to $8.6 million in 1996 from $4.3 million in 1996 is consistent with additional revenue generation.

     These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

     Trust Division

     The following table sets forth, for the periods indicated, the summary of operations for the trust division of the Company:


                                TRUST DIVISION

                            (AMOUNTS IN THOUSANDS)


                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                   1997       1996       1995
                                                   ----       ----       ----
Trust division income .........................  $  1,799   $  1,550   $  1,320
Expenses and allocated charges.................     1,105      1,175        813
                                                 --------   --------   --------
   Net trust division revenue..................  $    694   $    375   $    507
                                                 ========   ========   ========

     Trust division income increased $249,000, or 16.1%, to $1.8 million in 1997 from $1.6 million in 1996 from new customer relationships and growth of existing assets managed. Similar conditions resulted in a 17.4% increase in trust department fees to $1.6 million in 1996 from $1.3 million in 1995.

     Despite the increase in Trust division income, Trust division expenses and allocated charges decreased 6.0% in 1997 versus 1996, from $1.2 million to $1.1 million. This $70,000 decrease resulted from operating changes initiated during 1996.

     The $362,000 increase, or 44.5%, in expenses and allocated charges to $1.2 million in 1996 from $813,000 in 1995 resulted from a combination of growth and reorganization of the operations section of the trust division.

     These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

     Mortgage Lending Division

     The following table sets forth, for the periods indicated, the summary of operations for the mortgage lending division of the Company.

                           MORTGAGE LENDING DIVISION
                            (AMOUNTS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                      1997      1996    1995
                                                      ----      ----    ----
 Origination and sale of mortgage loans ............ $  1,579  $  991  $  811
 Interest income ...................................      455     293     304
                                                     --------  ------  ------
         Total revenue .............................    2,034   1,284   1,115
 Expenses and allocated charges ....................    1,553   1,010     838
                                                     --------  ------  ------

         Net mortgage lending division revenue .....  $   481  $  274  $  277
                                                     ========  ======  ======

     Fees charged in connection with the origination and resale of mortgage loans totaled $1.6 million in 1997 and $991,000 in 1996, an increase of $588,000, or 59.3%, resulting from staff additions, expansion of services into different geographic areas serviced by the Company, and a favorable interest rate environment. Expenses and allocated charges in the mortgage lending division grew 53.8% to $1.5 million in 1997 from $1.0 million in 1996, an increase if $543,000. In spite of this 53.8% increase, these expenses grew at a lower rate than revenues as a result of more efficient operations and leveraging the available fixed cost structure.

     These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

EARNING ASSETS

     Loans

     Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $801.4 million in 1997 compared to $725.6 million in 1996, an increase of $75.9 million, or 10.5%. At December 31, 1997, total loans, net of unearned income, were $842.8 million compared to $785.3 million at the end of 1996, an increase of $57.5 million, or 7.3%.

     The growth in the Company's loan portfolio is attributable to general economic conditions that resulted in increased loan demand from existing customers and the Company's ability to attract new customers while maintaining consistent underwriting standards. The following table details the composition of the loan portfolio by category at the dates indicated.

                         COMPOSITION OF LOAN PORTFOLIO
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                                 December 31,
                                   -------------------------------------------------------------------------------------------------
                                            1997                1996               1995                 1994            1993
                                   -------------------------------------------------------------------------------------------------
                                               Percent             Percent             Percent             Percent          Percent
                                     Amount   of Total    Amount  of Total   Amount   of Total    Amount  of Total Amount  of Total
                                   -------------------------------------------------------------------------------------------------
 Commercial and financial .......... $ 194,636  23.04%   $195,128   24.71%  $172,057   25.11%    $119,015  28.02%  $ 99,148  28.08%
 Real estate:
   Construction ....................    54,824   6.49      51,168    6.48     39,916    5.82       28,754   6.77     18,903   5.35
   Mortgage - residential ..........   253,668  30.02     244,344   30.96    195,609   28.54       90,312  21.27     76,793  21.76
   Mortgage - commercial ...........   213,482  25.27     173,102   21.92    166,675   24.32      124,330  29.27    113,160  32.05
   Mortgage - other ................     1,519    .18       3,064     .39      3,894     .57          981    .23      1,307    .37
 Consumer ..........................    79,598   9.42      88,036   11.15     87,903   12.83       52,397  12.34     35,016   9.92
 Other .............................    47,138   5.58      34,685    4.39     19,267    2.81        8,925   2.10      8,733   2.47
                                    ---------- -------   --------- -------  --------  -------    -------- -------  -------- -------

   Total gross loans ...............   844,865 100.00%    789,527  100.00%   685,321  100.00%     424,714 100.00%   353,060 100.00%
                                               =======             =======            =======             =======           =======
 Unearned income ...................    (2,075)            (4,245)            (5,149)              (2,407)           (1,070)
                                    ----------           ---------          --------             ---------         --------
   Total loans, net of
     unearned income ...............   842,790            785,282            680,172              422,307           351,990
 Allowance for loan losses .........   (12,829)           (11,011)           (10,421)              (6,506)           (7,307)
                                     ---------           --------           --------             --------          --------
   Total net loans ................. $ 829,961           $774,271           $669,751             $415,801          $344,683
                                     =========           ========           ========             ========          ========

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

     The principal component of the Company's loan portfolio is real estate mortgage loans. At year-end 1997, this category totaled $523.5 million and represented 62.1% of the total loan portfolio, compared to $471.7 million, or 60.1%, of the total loan portfolio, at year-end 1996.

     Commercial mortgage loans increased $40.4 million, or 23.3%, to $213.5 million at December 31, 1997. Residential mortgage loans increased $9.4 million, or 3.8%, to $253.7 million at December 31, 1997, compared with $244.3 million at December 31, 1996, due primarily to an increased emphasis in residential lending, especially home equity lines of credit.

     The growth of commercial and financial loans was flat in 1997, reflecting increased competition from banks and other financial institutions in this segment of the market.

     Consumer loans decreased $8.4 million, or 9.6%, during 1997 to $79.6 million from $88.0 million in 1996 as a result of reduced emphasis on certain areas of consumer lending (such as indirect automobile loans).

     Other categories of loans comprised less than 10% of total loans at December 31, 1997 and 1996.

     The Company's loan portfolio represents diversification within its Alabama markets, and is represented in the higher growth Shelby, Baldwin, Morgan, Madison, and St. Clair Counties. The Company engages in no foreign lending operations.

     The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the Company's loans maturing within specific intervals at December 31, 1997.

          LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES
                            (AMOUNTS IN THOUSANDS)

                                                                  DECEMBER 31, 1997
                                               ---------------------------------------------------------
                                                                   OVER ONE YEAR
                                               ONE YEAR OR LESS    THROUGH FIVE  OVER FIVE YEARS  TOTAL
                                                                      YEARS
                                               -------------------- ---------- ---------------- --------
 Commercial, financial and agricultural ...... $   121,196          $   60,822   $  12,618      $194,636
 Real estate - construction ..................      35,343              17,168       2,313        54,824
 Real estate - residential ...................      54,876              81,336     117,456       253,668
 Real estate - commercial ....................      74,917              97,223      41,342       213,482
 Consumer ....................................      39,776              37,591       2,231        79,598

                                                                         PREDETERMINED       FLOATING
                                                                              RATES            RATES
                                                                   --------------------  -----------------
 Maturing after one year but within five years ....................   $ 107,039             $ 187,101
 Maturing after five years ........................................      39,259               136,701
                                                                      ---------             ---------
                                                                      $ 146,298             $ 323,802
                                                                      =========             =========

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

     Securities

     Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of the Company's earning assets. Securities averaged $196.9 million during 1997, compared with $191.2 million during 1996, an increase of $5.7 million, or 3.0%. At December 31, 1997, the securities portfolio totaled $213.6 million, including securities held to maturity with an amortized cost of $56.5 million and securities available for sale with a market value of $157.1 million.

The following tables set forth the carrying value of securities held by the Company at the dates indicated.

                             INVESTMENT SECURITIES
                            (AMOUNTS IN THOUSANDS)

                                                                December 31,
                                                ----------------------------------------------------
                                                        1997                        1996
                                                ----------------------------------------------------
                                                  Cost         Market       Cost           Market
                                                ----------------------------------------------------
 U.S. Government Agencies .............         $   2,559     $   2,560    $   3,446      $  3,442
 State and political subdivisions .....            10,067        10,431       10,786        10,964
 Mortgage backed securities ...........            43,893        44,006       60,513        60,366
                                                ----------    ----------   ----------     ----------

         Total  .......................         $  56,519     $  56,997    $  74,745      $ 74,772
                                                ==========    ==========   ==========     ==========


                         AVAILABLE FOR SALE SECURITIES
                            (AMOUNTS IN THOUSANDS)



                                                                  December 31,
                                               ----------------------------------------------------
                                                         1997                       1996
                                               ----------------------------------------------------
                                                 Cost          Market       Cost          Market
                                               ----------------------------------------------------
 U.S. Treasury ........................         $  3,035      $  3,041     $ 13,349      $ 13,339
 U.S. Government Agencies .............           44,299        44,270        7,016         6,845
 State and political subdivisions .....           24,075        24,589       19,371        19,428
 Mortgage backed securities ...........           79,308        79,517       61,153        60,585
 Other ................................            5,677         5,677        5,131         5,131
                                                --------      --------    ---------      ----------

         Total  .......................         $156,394      $157,094     $106,020      $105,328
                                                ========      ========    =========      ==========

The following tables show the scheduled maturity and average yields of securities owned by the Company at December 31, 1997.

                                                       INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                                                              (Amounts in thousands, except yields)

                                                                                December 31, 1997
                                                 -----------------------------------------------------------------------------------
                                                                          After one but         After five but
                                                   Within one year     Within five years      Within ten years     After ten years
                                                 -----------------------------------------------------------------------------------
                                                  Amount    Yield(1)   Amount    Yield(1)    Amount    Yield(1)  Amount    Yield(1)
                                                 -----------------------------------------------------------------------------------
 U.S. Government Agencies ...............         $ 2,062   5.92%     $   497     6.44%     $     -         -%   $    -         -%
 State and political subdivisions .......             859   8.85        6,819     7.68        2,389      7.66         -         -
 Mortgage backed securities .............               -      -            -        -            -         -         -         -
                                                  -------             -------               -------              ------
         Total  .........................         $ 2,921   6.78%     $ 7,316     7.62%     $ 2,389      7.66%   $    -         -%
                                                  =======   ====      =======     ====      =======      ====    ======      ====

                                                    Other securities
                                                  ---------------------
                                                   Amount    Yield(1)
                                                  ---------------------
 U.S. Government Agencies ...............
 State and political subdivisions .......         $      -         -%
 Mortgage backed securities .............                -         -
                                                    43,893      6.57
                                                  --------
         Total  .........................
                                                  $ 43,893      6.57%
                                                  ========      ====

 __________________
 (1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

                                                  SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS
                                                            (Amounts in thousands, except yields)

                                                                                December 31, 1997
                                                 -----------------------------------------------------------------------------------
                                                                          After one but         After five but
                                                   Within one year     Within five years      Within ten years     After ten years
                                                 -----------------------------------------------------------------------------------
                                                  Amount    Yield(1)   Amount    Yield(1)    Amount    Yield(1)  Amount    Yield(1)
                                                 -----------------------------------------------------------------------------------
 U.S. Treasury ..........................         $  1,427   5.59%     $  1,614   5.79%      $     -         -%   $     -       -%
 U.S. Government Agencies ...............           29,957   6.35        13,431   6.60           882      4.84          -       -
 State and political subdivisions .......            2,365   7.92        12,639   7.33         8,435      7.19    $ 1,150    7.19
 Mortgage backed securities .............                -      -             -      -             -         -          -       -
 Equity securities ......................                -      -             -      -             -         -          -       -
                                                  --------             --------              -------              -------
         Total  .........................         $ 33,749   6.43%     $ 27,684   6.88%      $ 9,317      6.94%   $ 1,150    7.19%
                                                  ========   ====      ========   ====       =======      ====    =======    ====

                                                    Other securities
                                                  ---------------------
                                                   Amount    Yield(1)
                                                  ---------------------
 U.S. Treasury ..........................          $     -         -%
 U.S. Government Agencies ...............                -         -
 State and political subdivisions .......                -         -
 Mortgage backed securities .............           79,517      6.67
 Equity securities ......................            5,677      6.96
                                                   -------
         Total  .........................          $85,194      6.69%
                                                   =======      ====

 __________________
 (1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

     At December 31, 1997, mortgage-backed securities consisting of collateralized mortgage obligations and pass-through mortgage obligations totaled $123.4 million, classified as investment securities of $43.9 million and securities available for sale of $79.5 million. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon both terms of the underlying mortgages and the relative level of mortgage interest rates. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note. Accordingly, management expects repayment of the collateralized mortgage obligations in three to five years, and repayment of the pass-through mortgage obligations in five to seven years.

     Other attributes of securities are discussed in "- INTEREST SENSITIVITY AND MARKET RISK."

     Short-Term Investments

     The Company utilizes overnight investment of funds in Federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by the Company when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 1997, Federal funds sold and securities purchased under agreements to resell averaged $46.2 million, compared to $32.7 million during 1996, representing a $13.5 million, or 41.3%, increase as the Company experienced growth in both loans and investment securities.

     Trading Account Securities

     An important aspect of investment department operations, but less so to the Company in total, are trading account securities, which represent securities owned by the Company prior to delivery to the Company's customers. Trading account securities averaged $3.5 million in 1997 and $2.8 million in 1996; this small dollar amount reflects management's policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Average interest-bearing liabilities increased $83.4 million, or 10.2%, to $901.0 million in 1997, from $817.6 million in 1996. Average interest-bearing deposits increased $57.3 million, or 8.1%, to $765.6 million in 1997, from $708.3 million in 1996. Average Federal funds purchased and securities sold under agreements to repurchase increased $13.9 million, or 19.4%, to $85.5 million in 1997, from $71.6 million in 1996. Average short-term borrowings increased by $11.4 million, or 38.3%, to $41.2 million in 1997, compared to $29.8 million is 1996.

     Deposits

     Average total deposits increased $64.6 million, or 7.8%, to $898.0 million during 1997, from $833.4 million during 1996. At December 31, 1997, total deposits were $929.0 million, compared with $858.1 million at December 31, 1996, an increase of $70.9 million, or 8.3%.

     The following table sets forth the deposits of the Company by category at the dates indicated.

                                   DEPOSITS
                  (Amounts in thousands, except percentages)

                                                                                                 December 31,
                                     --------------------------------------------------------------------------------
                                                1997                        1996                     1995
                                     ----------------------------  ------------------------ -------------------------
                                                       Percent                   Percent                    Percent
                                         Amount       of Total       Amount     of Total      Amount       of Total
                                     -------------  -------------  ----------  ------------ -----------  ------------
Demand ............................     $146,006        15.72%      $133,005     15.50%      $130,534       15.50%
NOW  ..............................      121,884        13.12        114,782     13.38        142,264       16.90
Savings and money market ..........      240,581        25.90        222,645     25.95        217,089       25.79
Time less than $100,000 ...........      317,345        34.17        285,408     33.26        267,538       31.78
Time greater than $100,000 ........      103,154        11.09        102,263     11.91         84,474       10.03
                                     -------------  -------------  ----------  ------------ -----------  ------------

  Total deposits ..................     $928,970       100.00%      $858,103    100.00%      $841,899      100.00%
                                     =============  =============  ==========  ============ ===========  ============
                                     -------------------------------------------------------
                                                1994                        1993
                                     ----------------------------  ------------------------
                                                       Percent                   Percent
                                         Amount       of Total       Amount     of Total
                                     -------------  -------------  ----------  ------------
Demand ............................     $ 79,742        15.75%      $ 70,156     15.33%
NOW  ..............................       69,319        13.69         60,240     13.16
Savings and money market ..........      168,423        33.27        197,811     43.23
Time less than $100,000 ...........      137,702        27.20         87,087     19.03
Time greater than $100,000 ........       51,070        10.09         42,350      9.25
                                     -------------  ------------  -----------  -----------
  Total deposits ..................     $506,256       100.00%      $457,644    100.00%
                                     =============  ============  ===========  ===========

     Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. The Company's core deposits totaled $825.9 million, or 88.9%, of total deposits at December 31, 1997 and totaled $755.8 million, or 88.1%, of total deposits at December 31, 1996.

     Deposits, in particular core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 90.7% at December 31, 1997, and 91.5% at the end of 1996, and the end of 1996, and the ratio averaged 89.2% during 1997. The maturity distribution of the Company's time deposits in excess of $100,000 at December 31, 1997, is shown in the following table.

             MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME
                         DEPOSITS OF $100,000 OR MORE
                            (AMOUNTS IN THOUSANDS)

                                                                                 December 31, 1997
                                                   -----------------------------------------------------------------------------
                                                                 After One   After Three   After Six
                                                                  Through      Through       Through       After
                                                    Within One     Three          Six         Twelve      Twelve
                                                       Month       Months        Months       Months       Months       Total
                                                   -----------   ---------   -----------   ----------    ---------    ----------
 Certificates of deposit of $100,000 or more ...... $   13,209   $   16,317    $   14,439   $  22,484    $   14,460   $   80,909
 Other time deposits of $100,000 or more ..........     20,005        2,240             -           -             -       22,245
                                                    ----------   ----------  ------------   ---------    ----------   ----------
         Total  ................................... $   33,214   $   18,557    $   14,439   $  22,484    $   14,460   $  103,154
                                                    ==========   ==========  ============   =========    ==========   ==========

      Approximately 32.20% of the Company's time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets with large certificates of deposit obtained through brokers. The Company has not historically used broker deposits.

     Borrowed Funds

     Borrowed funds include four broad categories; (i) Federal funds purchased and securities sold under agreements to repurchase, (ii) treasury, tax and loan balances, (iii) Federal Home Loan Bank ("FHLB") borrowings, and (iv) borrowings from an independent bank. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to the Company's maintenance of short-term and long-term liquidity.

     Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of the Company as well as a cash management tool offered to corporate customers. At December 31, 1997, these funds totaled $139.1 million, compared with $93.2 million at December 31, 1996.

     At December 31, 1997 Treasury, tax and loan balances totaled $6.8 million, compared to $3.0 million at December 31, 1996. The Company collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

     The Company's average borrowing from an independent bank under a $20 million credit facility ("the Credit Facility") was $17.9 million during 1997, compared with $19.8 million during 1996. As of December 31, 1997, the remaining availability under the Credit Facility was $4.7 million. The Credit Facility bears interest at a rate that varies with LIBOR and is secured by stock in the Banks. Effective January 19, 1998, the Credit Facility was renegotiated and renewed providing for a current due date of May 31, 1999.

     Three of the Banks are members of the FHLB. At December 31, 1997, these Banks had available FHLB lines of $78.2 million, under which $26.7 million was outstanding, including advances classified as short-term of $12.5 million and advances classified as long-term of $14.2 million. This compares to borrowings of $36.5 million at December 31, 1996, of which $24.0 million was short-term and $12.5 million was long-term.

The following table sets forth, for the periods indicated, the principal components of borrowed funds.

                                BORROWED FUNDS
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                                               DECEMBER 31,
                                                                        --------------------------------------------------------
                                                                                1997                1996                1995
                                                                                ----                ----                ----
Federal funds purchased and securities
  sold under agreements to repurchase :
        Balance at end of period ....................................     $   139,118          $  93,196             $  59,746
        Average balance outstanding .................................          85,533             71,640                38,585
        Maximum outstanding at any month's end ......................         139,118             93,196                59,746
        Weighted average interest rate at period-end ................            6.15%              5.93%                 5.65%
        Weighted average interest rate during the period ............            5.22               5.15                  5.97

Treasury, tax and loan:
        Balance at end of period ....................................     $     6,762          $   2,968             $   2,441
        Average balance outstanding .................................           2,506              2,767                 3,757
        Maximum outstanding at any month's end ......................           6,762              6,242                 6,662
        Weighted average interest rate at period-end ................            5.90%              5.15%                 5.40%
        Weighted average interest rate during the period ............            4.97               4.01                  5.36

Notes Payable:
        Balance at end of period ....................................     $    15,250          $  18,000             $  15,280
        Average balance outstanding .................................          17,943             19,785                 9,934
        Maximum outstanding at any month's end ......................          19,250             22,376                15,280
        Weighted average interest rate at period-end ................            6.69%              6.78%                 6.94%
        Weighted average interest rate during the period ............            6.62               7.19%                 5.72

Short-term advances from the Federal Home Loan Bank:
        Balance at end of period ....................................     $    12,500          $  24,000             $   6,000
        Average balance outstanding .................................          20,787              7,261                 3,776
        Maximum outstanding at any month's end ......................          30,000             24,000                 6,000
        Weighted average interest rate at period-end ................            5.78%              6.01%                 5.98%
        Weighted average interest rate during the period ............            5.80%              5.70                  6.17

Long-term advances from the Federal Home Loan Bank:
        Balance at end of period ....................................     $    14,200          $  12,500             $       -
        Average balance outstanding .................................           8,157              7,263                     -
        Maximum outstanding at any month's end ......................          26,700             12,500                     -
        Weighted average interest rate at period-end ................            5.64%              5.53%                    -%
        Weighted average interest rate during the period ............            5.50               5.70                     -

Convertible debentures:
        Balance at end of period ....................................     $         -          $     105             $     105
        Average balance outstanding .................................              14                105                   105
        Maximum outstanding at any month's end ......................             105                105                   105
        Weighted average interest rate at period-end ................               -%              8.25%                 8.25%
        Weighted average interest rate during the period ............            8.25               8.25                  8.25

Capital leases:
        Balance at end of period ....................................     $       387          $     439             $     984
        Average balance outstanding .................................             412                463                 1,055
        Maximum outstanding at any month's end ......................             439                487                 1,200
        Weighted average interest rate at period-end ................            8.98%              8.98%                 8.98%
        Weighted average interest rate during the period ............            8.98               8.98%                 8.97

     CAPITAL RESOURCES AND LIQUIDITY MANAGEMENT

     Capital Resources

     The Company's stockholders' equity increased $9.1 million, or 10.3%, to $97.9 million at December 31, 1997, from $88.8 million at December 31, 1996. This net increase was primarily attributable to net income for 1997 of $11.7 million, less dividends paid of $3.2 million.

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

     The Company exceeded its fully phased-in regulatory capital ratios at December 31, 1997, 1996 and 1995, as set forth in the following table.

                              ANALYSIS OF CAPITAL
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                               DECEMBER 31,
                                                                 ----------------------------------------
                                                                    1997           1996          1995
                                                                 ------------  ------------  ------------
Tier 1 Capital ...............................................   $  90,831      $  82,398     $  71,415
Tier 2 Capital ...............................................      12,099          8,817         7,431
                                                                 ---------      ---------     ---------
  Total qualifying capital (1) ...............................   $ 102,930      $  91,215     $  78,846
                                                                 =========      =========     =========

Risk-adjusted total assets
  (including off-balance sheet
  exposures) .................................................   $ 967,886      $ 801,537     $ 679,695
Tier 1 risk-based capital ratio
  (4.00% required minimum) ...................................        9.38%         10.28%        10.51%
Total risk-based capital ratio
  (8.00% required minimum) ...................................       10.63          11.38         11.59
Tier 1 leverage ratio
  (4.00% required minimum) ...................................        7.58           8.13         10.59

____________
(1)  Does not include $730,000, $2,194,000 and $2,990,000 of the Company's allowance for loan losses at December 31, 1997, 1996 and 1995, respectively, in excess of 1.25% of risk-adjusted total assets.

     Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the Banks exceeded these regulatory capital ratios at December 31, 1997, as set forth in the following table.

                              BANK CAPITAL RATIOS

                                            TIER 1 RISK  TOTAL RISK    TIER 1
                                               BASED        BASED     LEVERAGE
                                               -----        -----     --------
Alabama National BanCorporation ............    9.38%       10.63%      7.58%

National Bank of Commerce of Birmingham ....    9.12        10.37       7.41
Alabama Exchange Bank ......................   10.09        11.03       7.48
Bank of Dadeville ..........................   12.70        13.79       9.16
Citizens & Peoples Bank, N.A. ..............   69.88        70.20      34.69
First American Bank ........................   10.15        11.40       8.50
First Citizens Bank, N.A. ..................   15.27        16.52       9.27
First Gulf Bank ............................    9.24        10.27       7.36
Required minimums ..........................    4.00         8.00       4.00

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

     Assets included in the Company's Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell position, including interest-bearing deposits in other banks, its primary source of liquidity, averaged $47.2 million during 1997 and was $52.4 million at December 31, 1997, and averaged $36.7 million during 1996 and was $46.5 million at December 31, 1996. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provide a constant source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $80.5 million at December 31, 1997 provide the Company an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See "-- LOANS" AND "SECURITIES."

     Liquidity can also be managed using liabilities included in the Company's Consolidated Statement of Condition, such as Federal funds purchased and securities sold under agreements to repurchase and short-term borrowing. Combined Federal funds purchased and securities sold under agreements to repurchase, Treasury, tax and loan, and short-term borrowings averaged $126.8 million during 1997 and was $166.9 million at December 31, 1997, and averaged $101.5 million during 1996 and was $135.3 million at December 31, 1996. Overnight borrowing lines with upstream correspondent banks, $42 million at December 31, 1997, of which $54.0 million was unused, provide additional sources of liquidity to the Company on an unsecured basis. The Federal Home Loan Bank provides secured and unsecured credit lines to three of the Company's banks totaling approximately $78.2 million. At December 31, 1997, advances under these lines totaled $26.7 million, including $12.5 million classified as short-term and $14.2 million classified as long-term. Long-term liquidity needs are met through the Company's deposit base (approximately 90% of the Company's deposits at December 31, 1997, are considered core deposits), and the repayment of loans and other investments as they mature. The Company is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits and the amount and mix of longer-term investments in its portfolio.

     The Company, as a stand alone corporation, has more limited access to liquidity sources than its banks and depends on dividends from its subsidiaries as its primary source of liquidity. The Company's liquidity is diminished by required payments on its outstanding short-term debt. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material negative impact on the liquidity available to the Company. (See Note 18 to the Company's Consolidated Financial Statements included in this Annual Report.) If circumstances warrant, the Company's short-term liquidity needs can also be met by additional borrowings of approximately $4.7 million representing the unused portion of the Company's credit facility with an unrelated bank. See "--BORROWED FUNDS."

ACCOUNTING RULE CHANGES

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In June 1996, the FASB issued Statement of Financial Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement 125"), as amended by Statement of Financial Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 ("Statement 127"), establishing standards for accounting for certain transfers of assets and extinguishments of liabilities. It requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Certain guidelines set forth in the Statement must be met before an asset can be considered transferred or a liability extinguished. This Statement is applied prospectively for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of Statement 125, as amended by Statement 127, did not have a material effect on the consolidated financial statements of the Company.

     Comprehensive Income

     In June 1997, the FASB issued Statement of Financial Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. Under Statement 130, the Company will report changes in realized gains and losses attributable to available for sale securities, as well as the amortization of unearned restricted stock, as components of comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997, and requires comparative financial information presented for prior periods to be reclassified to conform to the requirements of the statement. Although early application is permitted, the Company has chosen not to do so.

     Segment Reporting

     In June 1997, the FASB issued Statement of Financial Standards No. 131, Disclosures About Segments of a Business Enterprise and Related Information ("Statement 131"). Statement 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Early application is permitted, but is not required, and comparative information for interim periods in the initial year of application must be reported in statements for interim periods in the second year of application.

     Pensions and Other Postretirement Benefits

     In February 1998, the FASB issued Statement of Financial Standards No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits ("Statement 132"). Statement 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures, and requires additional information on changes in the benefit obligations and fair values of plan assets. Restatement of disclosures for previous periods is required.

IMPACT OF INFLATION

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and its subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See "- INTEREST SENSITIVITY AND MARKET RISK."

INDUSTRY DEVELOPMENTS

     Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.

YEAR 2000 - TECHNOLOGY CONSIDERATIONS

     During 1997, the Company began analyzing all systems used by the Company that could require modification to accommodate the turn of the century. The Company uses vendor-purchased software to process information relating to its operations and financial reporting, and it has contacted its hardware and software vendors to ascertain each vendor's ability to function into the next century. Management has assigned a priority weighting to each of the Company's systems. Management believes that the Company's most critical software system is the Company's core operating software, which is provided by Jack Henry & Associates, Inc. ("JHA"). JHA has provided documentation to management that its software is Year 2000 compliant, although it will continue to test its systems to verify compliance. Most other software vendors of the Company have indicated to management that programming and testing will continue through the end of 1998. The Company has also developed a Year 2000 compliance policy to provide a process for its subsidiary banks to address Year 2000 issues with larger commercial customers whose business might be impacted by the century change.
The Company has not completed its analysis of its commercial customers with respect to their Year 2000 compliance.

     Although the Company's analysis of the impact of the Year 2000 issue is not complete, the Company has developed a preliminary estimated budget for total expenditures related to the Year 2000 compliance issue. The Company currently estimates these total expenditures to be approximately $460,000, $300,000 of which represents capital expenditures. Although this represents the Company's current best estimate of Year 2000 expenditures, this figure could change if vendor estimates change. In addition to this amount, approximately $1,200,000 in capital expenditures were made during 1997 relating to the purchase of a new document imaging and transport system.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in Item 7 herein under the heading "INTEREST SENSITIVITY AND MARKET RISK".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Financial Statements and Financial Statement Schedules of ANB and subsidiaries listed in ITEM 14(a) have been included in this Annual Report and should be referred to in their entirety. The Supplementary Financial Information required by Item 302 of Regulation S-K is set forth below. The information for the first three quarters in 1997 and each quarter in 1996 differs from that previously reported in ANB's Quarterly Reports on Form 10-Q for the first three quarters of 1997 and 1996 and in ANB's Annual Report on Form 10-K for the year ended December 31, 1996, because the merger with First American Bancorp was accounted for as a pooling of interests.

                       SELECTED QUARTERLY FINANCIAL DATA
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


                                                                           1997 Quarters
                                              --------------------------------------------------------------
                                                 First             Second             Third          Fourth
                                              --------------------------------------------------------------
 Summary of Operations:
         Interest income .................... $    21,650        $    22,412     $    23,022    $     23,304
         Interest expense ...................      10,084             10,599          10,820          11,337
         Net interest income ................      11,566             11,813          12,202          11,967
         Provision for loan losses ..........         486              1,233             349             920
         Securities gains (losses) ..........          11                  1               9             (29)
         Noninterest income .................       4,472              4,181           4,735           4,659
         Noninterest expense ................      10,891             10,708          11,419          12,443
         Net income .........................       3,125              2,837           3,356           2,350
         Dividends on preferred stock .......           -                  -               -               -
         Dividends on common stock ..........         741                743             748             988

 Per Common Share Data:
         Book Value ......................... $     10.58        $     10.90     $     11.14    $      11.32
         Tangible book value ................        9.68              10.01           10.28           10.32
         Net income (1) .....................        0.35               0.32            0.38            0.26
         Dividends declared .................       0.115              0.115           0.115           0.115

 Balance Sheet Highlights
         At Period-End:
             Total assets ................... $ 1,135,609        $ 1,160,883     $ 1,174,637    $  1,247,166
             Securities .....................     186,384            197,983         203,556         214,012
             Loans, net of unearned
               income .......................     791,640            804,479         810,302         842,790
             Allowance for loan losses ......      11,206             12,326          12,348          12,829
             Deposits .......................     907,259            936,767         907,136         928,970
             Short-term debt ................      20,500             30,000          31,773          27,750
             Long-term debt .................      12,927              9,613          14,599          14,587
             Stockholders' equity ...........      90,928             93,668          96,345          97,933

                                                                        1996 Quarters
                                               --------------------------------------------------------------
                                                  First             Second           Third           Fourth
                                               --------------------------------------------------------------
 Summary of Operations:
         Interest income .................... $    20,090        $     20,580   $     20,988     $    21,522
         Interest expense ...................       9,701               9,378          9,412           9,755
         Net interest income ................      10,389              11,202         11,576          11,767
         Provision for loan losses ..........         197                 238            215             235
         Securities gains (losses) ..........          31                 (11)           (21)            (83)
         Noninterest income .................       4,522               4,386          4,282           4,320
         Noninterest expense ................      10,327              11,386         11,155          11,185
         Net income .........................       2,863               2,609          3,240           3,415
         Dividends on preferred stock .......           -                   -              -               -
         Dividends on common stock ..........         307                 307            554             579

 Per Common Share Data:
         Book Value ......................... $      9.40        $       9.65   $       9.96     $     10.38
         Tangible book value ................        8.46                8.78           9.04            9.48
         Net income (1) .....................        0.33                0.30           0.37            0.39
         Dividends declared .................        0.05                0.05           0.09            0.09

 Balance Sheet Highlights
         At Period-End:
             Total assets ................... $ 1,029,030        $  1,039,244   $  1,060,704     $ 1,110,729
             Securities .....................     200,514             192,825        183,829         182,009
             Loans, net of unearned
               income .......................     694,585             726,370        757,951         785,282
             Allowance for loan losses ......      10,267              10,590         10,864          11,011
             Deposits .......................     839,899             846,296        847,457         858,103
             Short-term debt ................      21,355              19,201         41,539          42,105
             Long-term debt .................         952              13,524         12,952          12,939
             Stockholders' equity ...........      80,278              82,342         85,172          88,803

___________
(1) Per common share net income is calculated based upon net income as adjusted for cash dividends on preferred stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding Executive Officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

     The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 1, 1998.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 1, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 1, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or before April 1, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (A)(1) AND (2) AND (D) - FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

               Financial Statements:  The Consolidated Financial Statements of
               --------------------
               ANB and subsidiaries, included herein (pages 60 to 87) are as follows:

                    Reports of Independent Auditors
                         Coopers & Lybrand L.L.P.
                         Ernst & Young LLP

                    Consolidated Statements of Condition -- December 31, 1997 and 1996

                    Consolidated Statements of Income -- Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements

               Financial Statement Schedules:  All schedules to the consolidated
               -----------------------------
               financial statements required by Article 9 of Regulation S-X are inapplicable and therefore have been omitted.

          (B)  REPORTS ON FORM 8-K.

               Report on Form 8-K filed December 11, 1997 to report ANB's merger with FAB, effective November 30, 1997.

          (C)  EXHIBITS.

               The exhibits listed on the exhibit index on page 56 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 19th day of March, 1998.


                              ALABAMA NATIONAL BANCORPORATION

                              By: /s/ John H. Holcomb, III
                                 ----------------------------------------
                                    John H. Holcomb, III, Chief Executive
                                     Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                         Title                       Date
          ----                         -----                       ----
/s/ John H. Holcomb, III      Chairman and Chief Executive     March 19, 1998
---------------------------
John H. Holcomb, III          Officer (principal executive
                              officer)



/s/ Victor E. Nichol, Jr.     President and Chief Operating    March 19, 1998
---------------------------
Victor E. Nichol, Jr.         Officer and Director



/s/ James S. Parks, Jr.       Senior Vice President-Finance,   March 19, 1998
---------------------------
James S. Parks, Jr.           Controller and Treasurer
                              (principal financial and
                              accounting officer)



/s/ T. Morris Hackney         Director                         March 17, 1998
---------------------------
T. Morris Hackney



/s/ John D. Johns             Director                         March 19, 1998
---------------------------
John D. Johns



/s/ John J. McMahon, Jr.      Director                         March 19, 1998
---------------------------
John J. McMahon, Jr.

/s/ C. Phillip McWane           Director                        March 19, 1998
---------------------------
C. Phillip McWane


/s/ Drayton Nabers, Jr.         Director                        March 19, 1998
---------------------------
Drayton Nabers, Jr.


/s/ G. Ruffner Page, Jr.        Director                        March 19, 1998
---------------------------
G. Ruffner Page, Jr.


/s/ W. Stancil Starnes          Director                        March 23, 1998
___________________________
W. Stancil Starnes


/s/ William D. Montgomery       Director                        March 20, 1998
---------------------------
William D. Montgomery

/s/ Dan M. David                Vice Chairman and Director      March 23, 1998
___________________________
Dan M. David


/s/ C. Lloyd Nix                Director                        March 18, 1998
--------------------------
C. Lloyd Nix


/s/ William E. Sexton           Director                        March 18, 1998
---------------------------
William E. Sexton

                                 EXHIBIT INDEX

Exhibit
Number     Description                                                Reference
---------  -----------                                                ---------
3.1        Certificate of Incorporation................................     (1)

3.1A       Certificate of Amendment of Certificate of Incorporation....     (2)

3.1B       Certificate of Merger.......................................     (9)

3.2        Bylaws......................................................     (1)

4.1        Provisions of the Certificate of Incorporation
             and the Bylaws of Alabama National BanCorporation
             which Define the Rights of Securityholders................     (1)

4.2        Certificate of Merger filed with the Secretary of
             State of the State of Delaware on December 29, 1995..

10.1       Alabama National BanCorporation 1994 Stock Option Plan......     (1)

10.2       Form of Stock Option Agreement utilized in connection with
             the 1994 Stock Option Plan................................     (2)

10.3       Agreement dated September 18, 1995, by and
             among James A. Taylor and Frank W. Whitehead,
             Alabama National BanCorporation, National
             Commerce Corporation and Commerce
             Bankshares, Inc...........................................     (3)

10.3A      Amendment to Agreement dated September 18, 1995
             executed by James A. Taylor, Alabama National
             BanCorporation, National Commerce Corporation
             and Commerce Bankshares, Inc. on November 17, 1995........     (3)

10.4       Commerce Bankshares, Inc. Long Term
             Incentive Compensation Plan...............................     (3)

10.4A      Form of Incentive Stock Option Agreement....................     (3)

10.4B      Form of Restricted Stock Agreement..........................     (3)

10.5       Lease Agreement between Woodward Properties and NBC.........     (3)

10.6       NBC Pension Plan............................................     (4)

10.7      Credit Agreement between Alabama National BanCorporation
             and AmSouth Bank of Alabama dated as of December 29,
             1995 relating to a $23,000,000 Revolving Loan...............   (4)

10.7A     Promissory Note between Alabama National BanCorporation
             and AmSouth Bank of Alabama dated as of December 29,
             1995 relating to a $23,000,000 Revolving Loan...............   (4)

10.7B     Pledge Agreement between Alabama National BanCorporation
             and AmSouth Bank of Alabama dated as of December 29,
             1995 relating to a $23,000,000 Revolving Loan...............   (4)

10.7C     First Amendment to Credit Agreement between Alabama National
             BanCorporation and AmSouth Bank dated February 10, 1997.....   (7)

10.7D     Second Amendment to Credit Agreement between Alabama National
             BanCorporation and AmSouth Bank dated January 19, 1998......   (9)

10.8      Agreement and Plan of Merger dated as of June 10, 1996
             between Alabama National BanCorporation and FIRSTBANC.......   (5)

10.9      Alabama National BanCorporation Performance Share Plan.........   (6)

10.10     Alabama National BanCorporation Deferred Compensation
             Plan for Directors Who Are Not Employees of the Company.....   (6)

10.11     Agreement and Plan of Merger dated as of July 24, 1997
             between Alabama National BanCorporation and First
             American Bancorp............................................   (8)

10.12     Employment Agreement dated November 30, 1997 between Dan M.
             David and Alabama National BanCorporation...................   (9)

10.13     First American Bancorp Stock Option Plan dated October 20, 1992   (9)

10.14     First American Bancorp 1994 Stock Option Plan..................   (9)

10.15     First American Bancorp Nonqualified Stock Option Agreement
             with Dan M. David dated March 7, 1997.......................   (9)

21        Subsidiaries of Alabama National BanCorporation................   (9)

23.1      Consent of Ernst & Young LLP...................................   (9)

23.2      Consent of Coopers & Lybrand L.L.P.............................   (9)

27        Financial Data Schedule........................................   (9)

_____________________

(1) Filed as an Exhibit to ANB's Annual Report on Registration Statement on Form S-1 (Registration No. 33-83800) and is incorporated herein by reference.

(2) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

(3) Filed as an Exhibit to ANB's Registration Statement on Form S-4 (Registration No. 33-97152) and is incorporated herein by reference.

(4) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

(5) Filed as an Exhibit to ANB's Report on Form 8-K filed on October 10, 1996 and is incorporated herein by reference.

(6) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

(7) Filed as an Exhibit to ANB's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference.

(8) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-36565) and is incorporated herein by reference.

(9) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1997.

                 ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1997 AND 1996 AND THE
                      THREE YEARS ENDED DECEMBER 31, 1997

                          ANNUAL REPORT ON FORM 10-K

                         ITEM 14(A)(1) AND (2) AND (D)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1997

                        ALABAMA NATIONAL BANCORPORATION

                              BIRMINGHAM, ALABAMA

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996 and the three years ended December 31, 1997

                                                                      PAGE
Audited Consolidated Financial Statements
Report of Independent Accountants......................................60, 61
Consolidated Statements of Condition................................... 61
Consolidated Statements of Income...................................... 62
Consolidated Statements of Changes in Stockholders' Equity............. 63
Consolidated Statements of Cash Flows.................................. 64
Notes to Consolidated Financial Statements............................. 66

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Alabama National BanCorporation

We have audited the consolidated statements of condition of Alabama National BanCorporation and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1995 (prior to restatement) were audited by other auditors whose report dated February 29, 1996 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We also audited the combination of the consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1995, after restatement for the 1997 and 1996 poolings of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 1996.

/S/ Coopers & Lybrand L.L.P.

Birmingham, Alabama
January 15, 1998, except for Notes 8 and 19 as to which the dates are January 19, 1998 and March 5, 1998, respectively

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except share data)
December 31, 1997 and 1996

                                                                                                           1997               1996
                                        ASSETS
Cash and due from banks                                                                          $         42,438   $        45,001
Interest-bearing deposits in other banks                                                                    2,391               249
Investment securities (market value $56,997 and $74,772 for
    1997 and 1996, respectively)                                                                           56,519            74,745
Securities available for sale                                                                             157,094           105,328
Trading securities                                                                                            399             1,936
Federal funds sold and securities purchased under agreements to resell                                     50,009            46,249
Loans                                                                                                     844,865           789,527
Unearned income                                                                                            (2,075)           (4,245)

                                                                                                 -----------------  ---------------


Loans, net of unearned income                                                                            84,2790            785,282
Allowance for loan losses                                                                                (12,829)           (11,011)
                                                                                                 ---------------    ---------------

          Net loans                                                                                      829,961            774,271
                                                                                                 ---------------    ---------------

Property, equipment, and leasehold improvements, net                                                      31,539             28,723
Intangible assets                                                                                          8,726              7,761
Cash surrender value of life insurance                                                                    25,842              3,901
Other assets                                                                                              69,248             22,565
                                                                                                 ---------------    ---------------

                                                                                                 $     1,274,166    $     1,110,729
                                                                                                 ===============    ===============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
        Noninterest bearing                                                                      $       146,006    $       133,005
        Interest bearing                                                                                 782,964            725,098
                                                                                                 ---------------    ---------------

          Total deposits                                                                                 928,970            858,103
                                                                                                 ---------------    ---------------

    Federal funds purchased and securities sold under agreements to repurchase                           139,118             93,196
    Treasury, tax and loan accounts                                                                        6,762              2,968
    Short-term borrowings                                                                                 27,750             42,105
    Accrued expenses and other liabilities                                                                59,046             12,615
    Long-term debt                                                                                        14,587             12,939
                                                                                                 ---------------    ---------------

          Total liabilities                                                                            1,176,233          1,021,926
                                                                                                 ---------------    ---------------
Commitments and contingencies (see Notes 9 and 10)
Stockholders' equity:
    Common stock, $1 par; authorized 10,000,000 shares; issued and out-
        standing 8,648,120 and 8,145,189 shares in 1997 and 1996, respectively                             8,648              8,145
    Additional paid-in capital                                                                            61,551             62,342
    Retained earnings                                                                                     27,369             18,930
    Unearned restricted stock                                                                                (92)              (185)
    Unrealized gain (loss) on securities available for sale, net of taxes                                    457               (429)

                                                                                                 ---------------    ----------------


          Total stockholders' equity                                                                      97,933             88,803
                                                                                                 ---------------    ---------------

                                                                                                 $     1,274,166    $     1,110,729
                                                                                                 ===============    ================


The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
for the years ended December 31, 1997, 1996, and 1995

                                                                                             1997         1996        1995
Interest income:
     Interest and fees on loans                                                          $   75,117    $  69,236    $  42,544
     Interest on securities (other than trading)                                             12,429       11,900        8,617
     Interest on deposits in other banks                                                         55          240          216
     Interest on trading securities                                                             193          183           67
     Interest on federal funds sold and securities
      purchased under agreements to resell                                                    2,594        1,621        1,623
                                                                                         ----------    ---------    ---------

          Total interest income                                                              90,388       83,180       53,067
                                                                                         ----------    ---------    ---------

Interest expense:
     Interest on deposits                                                                    35,341       32,163       22,985
     Interest on federal funds purchased and securities sold
      under agreements to repurchase                                                          4,464        3,623        2,303
     Interest on short- and long-term borrowings                                              3,035        2,460        1,267
                                                                                         ----------    ---------    ---------

          Total interest expense                                                             42,840       38,246       26,555
                                                                                         ----------    ---------    ---------

          Net interest income                                                                47,548       44,934       26,512
Provision for loan losses                                                                     2,988          885        1,016
                                                                                         ----------    ---------    ---------

          Net interest income after provision for loan losses                                44,560       44,049       25,496
                                                                                         ----------    ---------    ---------

Noninterest income:
     Securities (losses) gains                                                                   (8)         (84)          26
     Gain on disposition of assets and deposits                                                 619          461          550
     Service charges on deposit accounts                                                      5,070        4,944        2,549
     Investment services                                                                      8,152        7,889        3,934
     Trust department income                                                                  1,799        1,550        1,320
     Other                                                                                    2,407        2,666          807
                                                                                         ----------    ---------    ---------

          Total noninterest income                                                           18,039       17,426        9,186
                                                                                         ----------    ---------    ---------

Noninterest expense:
     Salaries and employee benefits                                                          26,218       25,655       14,628
     Occupancy and equipment expense                                                          5,473        5,628        3,677
     Other                                                                                   13,770       12,770        8,544
                                                                                         ----------    ---------    ---------

          Total noninterest expense                                                          45,461       44,053       26,849
                                                                                         ----------    ---------    ---------

Income before provision for income taxes and minority
 interest in earnings of consolidated subsidiaries                                           17,138       17,422        7,833
Provision for income taxes                                                                    5,458        5,281          901
                                                                                         ----------    ---------    ---------

Income before minority interest in earnings of consolidated subsidiaries                     11,680       12,141        6,932
Minority interest in earnings of consolidated subsidiaries                                       12           14          650
                                                                                         ----------    ---------    ---------

          Net income                                                                         11,668       12,127        6,282
Less cash dividends on preferred stock                                                                         4          854
                                                                                         ----------    ---------    ---------

          Net income available for common shares                                         $   11,668    $  12,123    $   5,428
                                                                                         ==========    =========    =========
Net income per common share (basic)                                                      $     1.36    $    1.42    $    1.14
                                                                                         ==========    ==========   =========
Weighted average common shares outstanding (basic)                                            8,609        8,483        4,751
                                                                                         ==========    =========    =========
Net income per common share (diluted)                                                    $     1.31    $    1.38    $    1.10
                                                                                         ==========    =========    =========
Weighted average common and common equivalent shares outstanding (diluted)                    8,884        8,756        4,955
                                                                                         ==========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)
for the years ended December 31, 1997, 1996, and 1995

                                                                            SENIOR
                                                                         NONCUMULATIVE     FLOATING       NONCUMULATIVE
                                                                           FLOATING          RATE           FLOATING
                                                                             RATE         CUMULATIVE          RATE
                                                                          PREFERRED        PREFERRED         PREFERRED      COMMON
                                                                            STOCK            STOCK             STOCK         STOCK
                                                                        --------------   ------------     -------------    --------
Balance, December 31, 1994                                              $  2,500         $   2,565        $   5,416        $  1,231
Net income
Stock split 1.531 for 1                                                                                                         492
Distribution for fractional shares
Preferred stock dividends declared
Issue 56,108 shares of common stock by merged bank prior to pooling                                                              56
Redemption of preferred stock                                             (2,500)           (2,565)          (5,416)
Merger of Alabama National BanCorporation and Commerce Bankshares,
  Inc. into the Company                                                                                                       6,200
Change in unrealized gain (loss) in securities available for sale, net of taxes

                                                                        --------         ---------        ---------         -------
Balance, December 31, 1995                                                                                                    7,979
Net income
Stock split 1.018 for 1                                                                                                         147
Distribution for fractional shares
Issue restricted stock                                                                                                            9
Preferred stock dividends declared by a merged bank prior to pooling
Common stock dividends declared ($0.28 per share)
Redemption of FirstBanc Holding Company, Inc. preferred stock
Exercise of stock options                                                                                                        10
Amortization of unearned restricted stock
Change in unrealized gain (loss) in securities available for sale, net of taxes
                                                                        --------         ---------        ---------         -------
Balance, December 31, 1996                                                                                                    8,145
Net income
Stock split 1.051 for 1                                                                                                         414
Distribution for fractional shares
Conversion of debentures                                                                                                         25
Issue restricted stock                                                                                                            1
Common stock dividends declared ($0.46 per share)
Amortization of unearned restricted stock
Change in unrealized gain (loss) in securities available for sale, net of taxes
Exercise of stock options                                                                                                        58
Issue 4,379 shares associated with director deferred compensation
  plans                                                                                                                           5
Distribution for fractional shares
Proportional reduction in consolidated subsidiary

                                                                        --------         ---------        ---------         -------

Balance, December 31, 1997                                              $      0         $       0        $       0         $ 8,648
                                                                        ========         =========        =========         =======

                                                                          COMMON          COMMON
                                                                          STOCK            STOCK          ADDITIONAL
                                                                         CLASS A          CLASS B          PAID-IN         RETAINED
                                                                         (VOTING)        (VOTING)          CAPITAL         EARNINGS
                                                                        ----------       ---------        -----------      --------
Balance, December 31, 1994                                              $     25         $     325        $  27,543        $  6,104
Net income                                                                                                                    6,282
Stock split 1.531 for 1                                                                                        (484)             (7)
Distribution for fractional shares                                                                                               (2)
Preferred stock dividends declared                                                                                             (854)
Issue 56,108 shares of common stock by merged bank prior to pooling                                           1,292
Redemption of preferred stock                                                                                  (230)
Merger of Alabama National BanCorporation and Commerce Bankshares,
  Inc. into the Company                                                      (25)             (325)          31,182
Change in unrealized gain (loss) in securities available for sale, net of taxes
                                                                         ----------      -----------     ------------    -----------
Balance, December 31, 1995                                                                                   59,303          11,523
Net income                                                                                                                   12,127
Stock split 1.018 for 1                                                                                       2,819          (2,966)
Distribution for fractional shares                                                                                               (3)
Issue restricted stock                                                                                          183
Preferred stock dividends declared by a merged bank prior to pooling                                                             (4)
Common stock dividends declared ($0.28 per share)                                                                            (1,747)
Redemption of FirstBanc Holding Company, Inc. preferred stock                                                   (53)
Exercise of stock options                                                                                        90
Amortization of unearned restricted stock
Change in unrealized gain (loss) in securities available for sale, net of taxes
                                                                        --------         ---------        ---------         -------
Balance, December 31, 1996                                                                                   62,342          18,930
Net income                                                                                                                   11,668
Stock split 1.051 for 1                                                                                        (408)             (6)
Distribution for fractional shares                                                                                               (3)
Conversion of debentures                                                                                         80
Issue restricted stock                                                                                           33
Common stock dividends declared ($0.46 per share)                                                                            (3,220)
Amortization of unearned restricted stock
Change in unrealized gain (loss) in securities available for sale, net of taxes
Exercise of stock options                                                                                      (496)
Issue 4,379 shares associated with director deferred compensation
  plans                                                                                                          80
Distribution for fractional shares                                                                              (11)
Proportional reduction in consolidated subsidiary                                                               (69)

                                                                        --------         ---------        ---------         -------

Balance, December 31, 1997                                              $      0         $       0        $  61,551          27,369
                                                                        ========         =========        =========         =======



The accompanying notes are an integral part of these consolidated financial statements.

                                                                                         UNREALIZED
                                                                                          GAIN LOSS
                                                                         UNEARNED        ON AVAILABLE
                                                                        RESTRICTED         FOR SALE
                                                                          STOCK          SECURITIES
                                                                        ----------       -----------
Balance, December 31, 1994                                                               $  (2,189)
Net income
Stock split 1.531 for 1
Distribution for fractional shares
Preferred stock dividends declared
Issue 56,108 shares of common stock by merged bank prior to pooling
Redemption of preferred stock
Merger of Alabama National BanCorporation and Commerce Bankshares,
  Inc. into the Company                                                 $   (278)
Change in unrealized gain (loss) in securities available for sale, net
  of taxes                                                                                   1,807
                                                                        --------         ---------
Balance, December 31, 1995                                                  (278)             (382)
Net income
Stock split 1.018 for 1
Distribution for fractional shares
Issue restricted stock
Preferred stock dividends declared by a merged bank prior to pooling
Common stock dividends declared ($0.28 per share)
Redemption of FirstBanc Holding Company, Inc. preferred stock
Exercise of stock options
Amortization of unearned restricted stock                                     93
Change in unrealized gain (loss) in securities available for sale, net
  of taxes                                                                                   (47)
                                                                        --------         --------
Balance, December 31, 1996                                                  (185)           (429)
Net income
Stock split 1.051 for 1
Distribution for fractional shares
Conversion of debentures
Issue restricted stock
Common stock dividends declared ($0.46 per share)
Amortization of unearned restricted stock                                     93
Change in unrealized gain (loss) in securities available for sale,
  net of taxes                                                                               886
Exercise of stock options
Issue 4,379 shares associated with director deferred compensation plans
Distribution for fractional shares
Proportional reduction in consolidated subsidiary
                                                                        --------         ---------
Balance, December 31, 1997                                              $    (92)        $   457
                                                                        ========         =========

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
for the years ended December 31, 1997, 1996, and 1995

                                                                               1997             1996              1995
Cash flows from operating activities:
  Net income                                                                $    11,668       $   12,127       $     6,282
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                   2,988              885             1,016
      Deferred tax benefit                                                       (1,140)            (313)           (1,591)
      Depreciation and amortization                                               2,365            2,787             1,635
      Loss (gain) on disposal of property and equipment                             498              486               (12)
      Securities (gain) loss                                                          8               84               (26)
      Other real estate (gains) losses                                              (65)               2               252
      Net amortization of securities                                                 63               (5)               89
      Net increase (decrease) in trading securities                               1,537            2,466            (4,402)
      Minority interest in earnings of consolidated subsidiaries                     12               14               650
      (Increase) decrease in other assets                                       (45,096)          (2,390)              135
      Increase (decrease) in other liabilities                                   46,458           (4,729)            5,379
      Other                                                                         104                9
                                                                            -----------       ----------       -----------

          Net cash provided by operating activities                              19,400           11,423             9,407
                                                                            -----------       ----------       -----------
Cash flows from investing activities:
  Purchases of investment securities                                                             (30,896)           (8,567)
  Proceeds from calls and maturities of investment securities                    18,198           13,009             5,650
  Purchases of securities available for sale                                    (83,121)         (46,939)          (32,189)
  Proceeds from sales of securities available for sale                            4,831           23,516            19,330
  Proceeds from calls and maturities of securities available for sale            27,873           56,343             5,441
  Net (increase) decrease in interest-bearing deposits in other banks            (2,142)          10,968            (8,919)
  Net increase in federal funds sold and securities purchased under
    agreements to resell                                                         (3,760)          (8,429)          (18,880)
  Net increase in loans                                                         (54,451)        (105,953)          (34,604)
  Purchases of property, equipment, and leasehold improvements                   (5,953)          (4,982)           (2,581)
  Proceeds from sale of property and equipment                                      767              977                 2
  Proceeds from sale of other real estate owned                                   1,537            1,059             1,308
  Costs capitalized on other real estate owned                                     (514)
  Purchase acquisitions, net of cash acquired                                    14,483                             18,047
  Cash paid for bank-owned life insurance                                       (21,900)
                                                                            -----------       ----------       -----------

          Net cash used in investing activities                                (104,152)         (91,327)          (55,962)
                                                                            -----------       ----------       -----------

Cash flows from financing activities:
  Net increase in deposits                                                       48,747           24,705            49,075
  Sale of deposits                                                                                (8,500)
  Increase in federal funds purchased, securities sold under
    agreements to repurchase, and treasury, tax and loan account                 45,922           33,977            25,082
  Net (decrease) increase in short-term and long-term borrowings                 (8,808)          32,674             1,521
  Proceeds from issuance of common stock                                                             143             1,348
  Exercise of stock options                                                        (438)             100
  Dividends on preferred stock                                                                        (4)             (854)
  Dividends on common stock                                                      (3,220)          (1,747)
  Redemption of preferred stock                                                                      (53)          (10,711)
  Distribution for fractional shares                                                (14)              (3)               (2)
  Change in other liabilities                                                                     (5,023)
                                                                            -----------       ----------       -----------

          Net cash provided by financing activities                              82,189           76,269            65,459
                                                                            -----------       ----------       -----------

          (Decrease) increase in cash and cash equivalents                       (2,563)          (3,635)           18,904
Cash and cash equivalents, beginning of year                                     45,001           48,636            29,732
                                                                            -----------       ----------       -----------

Cash and cash equivalents, end of year                                      $    42,438       $   45,001       $    48,636
                                                                            ===========       ==========       ===========

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)
for the years ended December 31, 1997, 1996, and 1995

                                                                                      1997         1996          1995

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                         $   43,445   $   38,036    $    26,332
                                                                                  ==========   ==========    ===========

   Cash paid for income taxes                                                     $    6,514   $    3,420    $     1,617
                                                                                  ==========   ==========    ===========


Supplemental schedule of noncash investing activities:
   Transfer of investment securities to securities available for sale                          $    4,770    $    34,111
                                                                                               ==========    ===========

   Foreclosure of other real estate owned                                                      $      676    $     1,238
                                                                                               ==========    ===========

   Transfer of property to other real estate owned                                             $      198
                                                                                               ==========

   Reduction in proportional interest in consolidated subsidiary                  $       69
                                                                                  ==========

   Increase in unrealized holding gain (loss) on
   securities available for sale                                                  $    1,392   $      (71)   $     2,738
                                                                                  ==========   ==========    ===========

   Unearned restricted stock and performance plan awards                          $      178   $      184    $      (278)
                                                                                  ==========   ==========    ===========

   Assets acquired and liabilities assumed in merger transactions (Note 1):
      Assets acquired, net of cash                                                $    6,290   $    2,154    $   325,217
                                                                                  ==========   ==========    ===========

      Liabilities assumed                                                         $   22,120   $    8,950    $   307,170
                                                                                  ==========   ==========    ===========

Supplemental schedule of noncash financing activities:
   Conversion of debentures                                                       $      105
                                                                                  ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS COMBINATIONS

     On November 30, 1997, First American Bancorp (FAB), a one bank holding company headquartered in Decatur, Alabama, was merged (the FAB Merger) into Alabama National BanCorporation and Subsidiaries (the Company). All of the common stock of FAB was exchanged for 2,071,966 shares of the Company's common stock. At the merger date, FAB had approximately $235 million in total assets, year-to-date net interest income of approximately $10.6 million and year-to-date net income of approximately $754,000.

     On September 30, 1996, FirstBank Holding Company, Inc. (FirstBanc), a one bank holding company headquartered in Robertsdale, Alabama, was merged into the Company. The Company acquired all of the outstanding common stock of FirstBanc in exchange for 305,000 shares of the Company's common stock. At the merger date, FirstBanc had approximately $36 million in total assets, year-to-date net interest income of approximately $1.2 million and year-to-date net income of approximately $325,000.

     On December 29, 1995, ANB merged (the NCC Merger) with National Commerce Corporation (NCC) and Commerce Bankshares, Inc. (CBS) (collectively the Company). The NCC Merger was accomplished by converting each share of NCC common stock into 348.14 shares of ANB common stock and each share of CBS common stock into 7.0435 shares of ANB common stock for a total of 3,106,981 shares of ANB common stock and the repurchase of 360,400 shares of previously outstanding ANB common stock. The NCC Merger was accounted for as a "reverse acquisition", whereby NCC acquired ANB for financial reporting purposes. ANB remains the registrant for Securities and Exchange Commission filing purposes and, consistent with the reverse acquisition accounting treatment, the historical financial statements of Alabama National BanCorporation presented for 1995 are the consolidated financial statements of NCC. The operations of ANB have been included in the financial statements from the date of acquisition. The historical stockholders' equity of NCC prior to the Merger has been retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in par value of ANB's and NCC's stock by an offset to additional paid-in capital.

     The consolidated financial statements of the Company give effect to the FirstBanc and FAB mergers, which were accounted for as poolings of interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

     The Company's consolidated financial data for the years ended December 31, 1996 and 1995 have been restated as follows (in thousands, except per share amounts)

                                                   AS                              AS
                                                PREVIOUSLY      EFFECT OF       CURRENTLY
                                                 REPORTED       POOLINGS         REPORTED
                                               ------------    ------------     ------------
     As of and for the year ended
        December 31, 1996:
            Net interest income                  $   34,760      $   10,174       $   44,934
            Net income                           $    9,725      $    2,402       $   12,127
            Stockholders' equity                 $   66,121      $   22,682       $   88,803
            Net income per share (diluted)       $     1.45      $     (.07)      $     1.38

                                                   AS                              AS
                                                PREVIOUSLY      EFFECT OF       CURRENTLY
                                                 REPORTED       POOLINGS         REPORTED
                                               ------------    -----------     -----------
     As of and for the year ended
        December 31, 1996:
            Net interest income                  $   18,795      $   7,717        $   26,512
            Net income                           $    4,226      $   2,056        $    6,282
            Stockholders' equity                 $   58,189      $  19,955        $   78,144
            Net income per share (diluted)       $     1.16      $    (.06)       $     1.10

2.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS SEGMENT - The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general financial service industry practices. The Company provides a full range of banking and bank-related services to individual and corporate customers through its seven subsidiary banks located in Alabama and Florida.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks.

     SECURITIES - Investment securities are stated at amortized cost as a result of management's ability and intent to hold the securities until maturity. Related premiums are amortized and discounts are accreted on the straight-line method.

     Securities available for sale are those securities intended to be held for an indefinite period of time. The Company may sell these securities as part of its asset/liability strategy in response to changes in interest rates, changes in prepayment risk, or similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders' equity.

     Trading securities, principally obligations of U.S. government agencies, are securities held for sale and are stated at market. Bond purchases and sales are recorded on trade date. Accounts receivable from and accounts payable to bond customers and dealers are included in other assets and liabilities and represent security transactions entered into for which the securities have not been delivered. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

     Gains and losses on the sale of securities are computed using the specific identification method.

     LOANS AND ALLOWANCE FOR LOAN LOSSES - Interest income with respect to loans is accrued on the principal amount outstanding, except for interest on certain consumer loans which is recognized over the term of the loan using a method which approximates level yields.

     Certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes the collection of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loan problems, and current economic conditions which may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. Payments received on such loans are applied first to principle until the obligation is satisfied. Any remaining payments are then recorded as interest income.

     PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS - Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed using the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income. Estimated useful lives generally are as follows:

               Buildings                                  5 - 45 years
               Leasehold improvements                    10 - 30 years
               Furniture, equipment, and vault            3 - 30 years

     OTHER REAL ESTATE - Other real estate, primarily property acquired by foreclosure, is capitalized at the lower of fair value less estimated selling costs or cost of the property or loan immediately prior to its classification as other real estate. Other real estate is not depreciated and is carried at the lower of cost or fair value less estimated selling costs. Losses, representing the difference between the sales price and the carrying value of the property, are recorded immediately, while gains on sales financed by the Company are deferred until the initial and continuing investment by the borrower equals or exceeds specified equity percentages. Gains on all other sales are recorded immediately.

     INTANGIBLE ASSETS - Intangible assets consist of the excess of cost over the fair value of net assets of acquired businesses and core deposit intangibles. The excess of cost over the fair value of net assets of acquired businesses, which totaled $6,609,000 and $6,907,000 at December 31,

     1997 and 1996, respectively, is being amortized over a period of 20 years, principally using the straight-line method of amortization. Core deposit intangibles, which totaled $2,117,000 and $854,000 at December 31, 1997 and 1996, respectively, are being amortized over 10 years using the straight-line method of amortization. The carrying value of excess of cost over net assets of subsidiaries acquired is reviewed if facts and circumstances suggest that it may be impaired. If warranted, analysis, including undiscounted income projections, are made to determine if adjustments to the carrying value or amortization periods are necessary.

     MORTGAGE SERVICING RIGHTS - The total cost of mortgage loans held for sale is allocated to mortgage servicing rights and mortgage loans held for sale (without mortgage servicing rights) based on their relative fair values. The aggregate basis is used to determine the lower of cost or market value when capitalizing mortgage servicing rights.

     Mortgage servicing rights are being amortized primarily using an accelerated method in proportion to the estimated net servicing income from the related loans, which approximates a level yield method. The amortization period represents management's best estimate of the remaining loan lives.

     The carrying values of the mortgage servicing rights are evaluated for impairment based on their fair values categorized by coupon rate. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related mortgage loans being serviced.

     EARNINGS PER SHARE - At December 31, 1997, the Company adopted the provisions of Statement of Financial Standards No. 128, Earnings Per Share (Statement 128). Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. The Statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. All prior year earnings per share data has been restated to reflect the presentation required under Statement 128.

     INCOME TAXES - Deferred income taxes are provided on all temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

     STOCK-BASED EMPLOYEE COMPENSATION - In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which calls for a value based method. Beginning in 1996, compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the service period. The effects of applying this statement during the initial phase-in period are not necessarily representative of the effects on future years.

     ADVERTISING COSTS - The Company expenses the costs of advertising when those costs are incurred.

     RECLASSIFICATIONS - Certain reclassifications have been made to the prior year financial statements to conform with the 1997 presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by Statement of Financial Accounting Standards No. 127, (Statement 127), Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (Statement
     125), establishing standards for accounting for certain transfers of assets and extinguishment of liabilities. It requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Certain guidelines set forth in the Statement must be met before an asset can be considered transferred or a liability extinguished. This Statement is applied prospectively for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of Statement 125, as amended by Statement 127, did not have a material effect on the consolidated financial statements of the Company.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. Under Statement 130, the Company will report changes in unrealized gains and losses attributable to securities available for sale, as well as the amortization of unearned restricted stock, as components of comprehensive income. This statement is effective for fiscal years beginning after December 15, 1997, and requires comparative financial information presented for prior periods to be reclassified to conform to the requirements of the statement. Although earlier application is permitted, the Company has chosen not to adopt early.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of a Business Enterprise and Related Information (Statement 131). Statement 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Early application is permitted, but is not required, and comparative information for interim periods in the initial year of application must be reported in financial statements for interim periods in the second year of application. The Company is evaluating the impact of implementing this statement on their consolidated financial statements.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits (Statement 132). Statement 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures, and requires additional information on changes in the benefit obligations and fair values of plan assets. Restatement of disclosures for previous periods is required. The Company does not expect the implementation of this statement to have a material impact on its consolidated financial statements.


3.   SECURITIES

     The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

                                                                                    DECEMBER 31, 1997
                                                                 -----------------------------------------------------
                                                                                   GROSS         GROSS
                                                                   AMORTIZED     UNREALIZED    UNREALIZED     MARKET
                                                                     COST          GAINS        LOSSES         VALUE
                                                                 -----------   -----------   -----------   -----------
     Investment securities:
         U.S. treasury securities and obligations of
           U.S. government corporations and agencies             $    2,559    $        5    $       (4)   $    2,560
         Obligations of states and political subdivisions            10,067           364                      10,431
         Mortgage-backed securities issued or
           guaranteed  by U.S. government agencies                   43,893           204           (91)       44,006
                                                                 -----------   -----------   -----------   -----------

               Totals                                            $   56,519    $      573    $      (95)   $   56,997
                                                                 ===========   ===========   ===========   ===========

      Securities available for sale:
         U.S. treasury securities and obligations of
           U.S. government corporations and agencies             $   47,334    $      146    $     (169)   $   47,311

         Obligations of states and political subdivisions            24,075           518            (4)       24,589
         Mortgage-backed securities issued or
           guaranteed by U.S. government agencies                    79,308           612          (403)       79,517
         Equity securities                                            5,677                                     5,677
                                                                 -----------   -----------   -----------   -----------

               Totals                                            $  156,394    $    1,276    $     (576)   $  157,094
                                                                 ===========   ===========   ===========   ===========

                                                                                    DECEMBER 31, 1996
                                                                 -----------------------------------------------------
                                                                                   GROSS         GROSS
                                                                   AMORTIZED     UNREALIZED    UNREALIZED     MARKET
                                                                     COST          GAINS        LOSSES         VALUE
                                                                 -----------   -----------   -----------   -----------
      Investment securities:
         U.S. treasury securities and obligations of
           U.S. government corporations and agencies             $    3,446    $        2    $       (6)   $    3,442
         Obligations of states and political subdivisions            10,786           222           (44)       10,964
         Mortgage backed securities issued or
           guaranteed  by U.S. government agencies                   60,513           122          (269)       60,366
                                                                 -----------   -----------   -----------   -----------

               Totals                                            $   74,745    $      346    $     (319)   $   74,772
                                                                 ===========   ===========   ===========   ===========

      Securities available for sale:
         U.S. treasury securities and obligations of
           U.S. government corporations and agencies             $   20,365    $        4    $     (185)   $   20,184
         Obligations of states and political subdivisions            19,371           187          (130)       19,428
         Mortgage backed securities issued or
           guaranteed by U.S. government agencies                    61,153           285          (853)       60,585
         Equity securities                                            5,131                                     5,131
                                                                 -----------   -----------   -----------   -----------

               Totals                                            $  106,020    $      476    $   (1,168)   $  105,328
                                                                 ===========   ===========   ===========   ===========

     Maturities of securities at December 31, 1997 are summarized as follows (in thousands):

                                                         INVESTMENT SECURITIES        AVAILABLE FOR SALE
                                                       -------------------------   -------------------------
                                                                       ESTIMATED                   ESTIMATED
                                                         AMORTIZED      MARKET       AMORTIZED      MARKET
                                                           COST          VALUE         COST          VALUE
                                                       -----------   -----------   -----------   -----------
      Due in one year or less                          $    2,921    $    2,933    $   33,730    $   33,749
      Due after one year through five years                 7,316         7,547        27,390        27,684
      Due after five years through ten years                2,389         2,511         9,162         9,317
      Due after ten years                                                               1,127         1,150
      Mortgage-backed securities                           43,893        44,006        79,308        79,517
      Equity securities                                                                 5,677         5,677
                                                       -----------   -----------   -----------   -----------

               Totals                                  $   56,519    $   56,997    $  156,394    $  157,094
                                                       ===========   ===========   ===========   ===========


     During 1997, gross gains of $6,000 and gross losses of $14,000 were realized. In 1996, gross gains of $95,000 and gross losses of $179,000 were realized In 1995, gross gains of $480,000 and gross losses of $454,000 were realized.

     During 1996, the Company sold investment securities with an amortized cost of $3,502,000, resulting in realized losses of $42,000. These securities were transferred to NBC pursuant to the 1996 merger of a former ANB subsidiary and NBC. The securities did not meet the criteria of NBC's formal investment policy.

     Equity securities are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock; these holdings are required under regulatory guidelines.

4.   LOANS AND OTHER REAL ESTATE

     Major classification of loans at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                           1997          1996
      Commercial, financial, and agricultural          $   194,636    $  195,128
      Real estate                                          523,493       471,678
      Consumer                                              79,598        88,036
      Other                                                 47,138        34,685
                                                       ------------   -----------

      Gross loans                                          844,865       789,527
      Less unearned income                                  (2,075)       (4,245)
                                                       ------------   -----------

      Loans, net of unearned income                        842,790       785,282
      Less allowance for loan losses                       (12,829)      (11,011)
                                                       ------------   -----------

      Net loans                                        $   829,961    $  774,271
                                                       ============   ===========

     In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $33,748,000 and $31,743,000 at December 31, 1997 and 1996, respectively.
     During 1997 and 1996, new loans of $35,546,0000 and $31,784,000 were funded and repayments totaled $33,541,000 and $31,739,000, respectively.

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,174,000 and $3,085,000 at December 31, 1997 and 1996, respectively. If the loans of the Company had been current throughout their terms, gross interest income for the years ended December 31, 1997 and 1996, respectively, would have increased by approximately $125,000 and $118,000.

     Other real estate at December 31, 1997 and 1996 totaled $1,462,000 and $548,000, respectively.

     At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized totaled $5,169,000 and $2,721,000, respectively, and these loans had a corresponding valuation allowance of $249,000 and $259,000. The Company recognized no interest on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 1997 and 1996 were measured for impairment primarily using the fair value of the collateral.

     The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.


5.   ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995 is as follows (in thousands):

                                                   1997          1996           1995
      Balance, beginning of year               $   11,011    $   10,421     $    6,506
      Provision charged to operations               2,988           885          1,016
      Addition due to acquisitions                                               3,124
                                               -----------   -----------    -----------

                                                   13,999        11,306         10,646
                                               -----------   -----------    -----------

      Loans charged off                            (2,749)       (1,893)        (1,877)
      Less recoveries                               1,579         1,598          1,652
                                               -----------   -----------    -----------

      Net charge-offs                              (1,170)         (295)          (225)
                                               -----------   -----------    -----------

      Balance, end of year                     $   12,829    $   11,011     $   10,421
                                               ===========   ===========    ===========

6.   PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     Major classifications of property, equipment, and leasehold improvements at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                                     1997           1996
      Land                                                       $    6,079     $    5,335
      Buildings and improvements                                     19,312         17,463
      Leasehold improvements                                          4,842          4,448
      Furniture, equipment, and vault                                12,551         11,553
      Construction in progress                                        1,859          1,187
                                                                 -----------    -----------

                                                                     44,643         39,986
      Less accumulated depreciation and amortization                 13,104         11,263
                                                                 -----------    -----------

      Property, equipment, and leasehold improvements, net       $   31,539     $   28,723
                                                                 ===========    ===========

7.   DEPOSITS

     Deposits at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                                     1997           1996
      Demand deposit accounts                                    $  146,006     $  133,005
      NOW accounts                                                  121,884        114,782
      Savings and money market accounts                             240,581        222,645
      Time deposits less than $100,000                              317,345        285,408
      Time deposits of $100,000 or more                             103,154        102,263
                                                                 -----------    -----------

      Total deposits                                             $  928,970     $  858,103
                                                                 ===========    ===========

     Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 1997 and 1996 were approximately $33,830,000 and $33,924,000, respectively.

8.   SHORT- AND LONG-TERM BORROWINGS

     Short-term debt is summarized as follows (in thousands):

                                                                                             1997                1996
      Federal Home Loan Bank (FHLB) debt due June 5, 1998; rate varies with
      LIBOR (London Interbank Offered Rate) and was 5.783% at December 31, 1997;
      collateralized by FHLB stock and certain first mortgage loans.
                                                                                          $     12,500

      Various FHLB advances due between January 2, 1997 and January 21, 1997 at a weighted average interest rate of 6.01% at December 31, 1996;
      collateralized by FHLB stock and certain first mortgage loans.
                                                                                                              $     24,000

      Note payable to independent bank under secured master note agreement; rate varies with LIBOR and was 6.6875% and 6.75% at December 31, 1997 and 1996,
      respectively; collateralized by the Company's stock in subsidiary banks.                  15,250              17,000

                                                                                        1997           1996
      Short-term borrowings with a large regional financial institution due
      September 25, 1997; rate varies with LIBOR and was 7.275% at December 31,
      1996; collateralized by accounts receivable.                                                          1,000

      Convertible debentures payable to stockholder, due February 18, 1997;
      8.25% at December 31, 1996.
                                                                                                              105
                                                                                     -------------   -------------

      Total short-term borrowings                                                    $     27,750    $     42,105
                                                                                     =============   =============

     Long-term debt is summarized as follows (in thousands):

                                                                                          1997            1996
      FHLB debt due June 5, 1998; rate varies with LIBOR and was 5.5325% at
      December 31, 1996; collateralized by FHLB stock and certain first mortgage
      loans.                                                                                          $     12,500

      FHLB debt due May 24, 1999; rate varies with LIBOR and was 5.569% at
      December 31, 1997; collateralized by FHLB stock and certain first mortgage
      loans.                                                                        $      9,200

      FHLB debt due July 11, 2002; interest at fixed rate of 5.78%; convertible at the option of the FHLB on July 12, 1999 to a three month LIBOR advance;
      collateralized by FHLB stock and certain first mortgage loans.                       5,000

      Capital leases payable, various                                                        387               439
                                                                                    -------------     -------------

      Total long-term debt                                                          $     14,587      $     12,939
                                                                                    =============     =============

     The note payable to an independent bank at December 31, 1997 is payable in full on January 20, 1998. Maximum borrowings under the secured master note agreement is $20,000,000 and interest is payable quarterly. Total interest expense paid on the note was $1,156,000 in 1997 and $1,343,000 in 1996. On January 19, 1998, the master note agreement was renewed, under the same payment, interest, and collateral terms, for $20,000,000 and will mature May 31, 1999.

     At December 31, 1997 the Company has $51,500,000 of available credit with the FHLB in addition to the $26,700,000 above, $4,700,000 of available credit with a large regional financial institution, and federal funds lines of $95,950,000 with various correspondent banks, of which $53,950,000 remains available.

     The FHLB has a blanket lien on the Company's 1-4 family mortgage loans in the amount of the outstanding debt.

     Additional details regarding short-term debt are shown below (in thousands):

                                                                       1997              1996              1995
       Average amount outstanding during the year                 $     41,236      $     29,813      $     17,467
       Maximum amount outstanding at any month end                $     55,348      $     52,618      $     27,942
       Weighted average interest rate:
        During year                                                       6.18%             6.90%             6.66%
        End of year                                                       6.21%             6.26%             6.54%

9.   LEASES

     One of the Company's subsidiary banks leases its main office building from a partnership, which includes a director and a stockholder of the Company, under a noncancelable operating lease expiring in 2013. Leases classified as capital leases include branch offices with a net book value of approximately $357,000 at December 31, 1997. Additionally, this subsidiary bank leases other branch offices and equipment under operating leases.

     Minimum future rental payments for the capital and operating leases are as follows (in thousands):

                                                      CAPITAL       OPERATING
                                                      LEASES          LEASES
                                                   ------------    ------------
      1998                                           $       90      $      919
      1999                                                   90             929
      2000                                                   90             921
      2001                                                   75             887
      2002                                                   54             873
      Thereafter                                            106           9,523
                                                   ------------    ------------

      Total minimum payments                                505      $   14,052
                                                                   ============
      Less amount representing interest                    (118)
                                                   ------------

      Net capital lease obligation                   $      387
                                                   ============

     Rents charged to operations under operating lease agreements for the years ended December 31, 1997, 1996, and 1995 were approximately $1,181,000, $1,135,000, and $1,052,000, respectively, of which $942,000, $870,000, and
     $803,000, respectively, during 1997, 1996, and 1995 relate to leases with related parties.

10.  COMMITMENTS AND CONTINGENCIES

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

     At December 31, 1997 and 1996, unused commitments under lines of credit aggregated approximately $202,475,000 and $171,371,000, of which $14,898,000 and $12,131,000 pertained to related parties, respectively. The Company evaluates each customer's credit worthiness on a one-by-one basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

     The Company had approximately $2,422,000 and $1,272,000 in irrevocable standby letters of credit outstanding at December 31, 1997 and 1996, of which $204,000 and $226,000, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

     The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on legal counsel's opinion, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company's financial condition or results of operations.

11.  EMPLOYEE BENEFIT PLANS

     One of the subsidiary banks, NBC, has a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the average monthly earnings for the last sixty months of employment. The Company's policy is to use the "projected unit credit" actuarial method for financial reporting purposes and the "frozen entry age" actuarial method for funding purposes. The components of net pension expense for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands):

                                                     1997         1996          1995
      Service cost                                 $    411     $    342      $    183
      Interest cost                                     210          167           126
      Return on assets                                 (292)        (186)         (358)
      Net amortization and deferral                      96           43           234
                                                 ----------   ----------    ----------

      Net pension cost                             $    425     $    366      $    185
                                                 ==========   ==========    ==========

     The reconciliation of the funding status of the plan for the years ended December 31, 1997, 1996, and 1995 is as follows (in thousands):

                                                      1997         1996         1995
      Vested benefits                               $  2,276     $  1,652     $  1,504
      Nonvested benefits                                 374          239          180
                                                  ----------   ----------   ----------

      Accumulated benefit obligation                   2,650        1,891        1,684
      Effects of salary progression                    1,124          688          610
                                                  ----------   ----------   ----------

      Projected benefit obligation                     3,774        2,579        2,294
      Fair value of plan assets, consisting
      primarily of debt securities                     3,041        2,398        1,979
                                                  ----------   ----------   ----------

      Plan assets less than projected benefit
      obligation                                         733          181          315
      Unrecognized net loss                             (761)        (228)        (432)
      Unrecognized prior service cost                    (17)         (19)         (22)
      Unrecognized net asset at date of
      initial application                                 13           16           18
                                                  ----------   ----------   ----------

      Accrued pension cost                          $    (32)    $    (50)    $   (121)
                                                  ==========   ==========   ==========

     Primary assumptions used to actuarially determine net pension expense are as follows:

                                                     1997       1996       1995
      Settlement (discount rate)                     7.50%      7.00%      8.25%
      Expected long-term rate of return on
      plan assets                                    9.00%      9.00%      9.00%
      Salary increase rate                           4.25%      4.25%      4.25%

     The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 10% of their salary to the plan on a pre-tax basis and the Company matches participants' contributions up to the first 2% of each participant's salary. The Company's matching contribution charged to operations related to this plan, as well as other plans of merged banks, was $313,000, $247,000, and $170,000 for the years ended December 31, 1997,
     1996, and 1995, respectively.

     Several of the subsidiary banks acquired in the NCC Merger (see Note 1) have deferred compensation plans for the benefit of the Company's former chief executive officer. Payments under the plans are scheduled to begin March 15, 1997 and March 15, 2002, or at his death, if earlier, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. The insurance company has left the premiums, together with the interest earned thereon, on deposit with one of the banks at interest rates 2% higher than the guaranteed increase in cash value of the policies. At December 31, 1997, the cash surrender value of the policies was $2,077,000 and the premiums, together with interest thereon, on deposit with the bank was $906,000.

     Additionally, ANB and six of its subsidiary banks have deferred compensation plans that cover certain former directors of ANB and the presidents of certain subsidiary banks. In connection with the plans, ANB and each subsidiary have purchased single premium life insurance policies on all participants, except one. At December 31, 1997, the cash surrender value of these policies was $1,826,000.

     The Company has fixed stock options outstanding which were granted under separate stock option plans of the different parties to the NCC Merger and the FAB Merger. No future stock option awards are anticipated under any of these plans. Under the terms of stock option plans related to FAB, options to purchase shares of FAB's common stock were granted in 1996 and 1997. As a result of the FAB Merger, all of the options previously issued under these stock option plans became immediately exercisable on November 30, 1997. In 1996, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: cash dividend yield of 0%; expected volatility of 11.4%, risk-free interest rate of 5.5%; and expected life of 7 years. The weighted average grant date fair value of 1996 option grants was $5.21. In 1997, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: cash dividend yield of 0%; expected volatility of 17%; risk-free interest rate of 6.5%; and expected life of 10 years. The weighted average grant date fair value of 1997 option grants was $9.86. Compensation expense recorded in 1997 and 1996 related to these options was $325,000 and $5,000, respectively. A summary of the status of the Company's fixed stock options as of

     December 31, 1997, 1996, and 1995 and changes during each of the three years then ended is presented below:

                                                     1997                        1996                            1995
                                           -------------------------  ---------------------------    ---------------------------
                                                          WEIGHTED                      WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE                      AVERAGE
                                                          EXERCISE                      EXERCISE                     EXERCISE
                                             SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                           ----------   ------------  ------------   -------------   -----------   ------------
      Outstanding, beginning of year         519,373    $      8.05       576,986     $      8.07       526,418     $     7.60
      Granted                                 26,996          15.56         4,949           14.64        50,568          13.00
      Exercised                             (135,300)        (10.88)      (10,000)         (10.00)
      Forfeited                                                           (52,562)          (8.50)
                                           ----------   ------------  ------------   -------------   -----------   ------------

      Outstanding, end of year               411,069    $      7.62       519,373     $      8.05       576,986     $     8.07
                                           ==========   ============  ============  ==============   ===========   ============
      Options exercisable, end of year       206,806                      271,387                       183,028
                                           ==========                 ============                   ===========

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                           OPTIONS
                            OPTIONS OUTSTANDING          EXERCISABLE
                    ----------------------------------   -----------

         EXERCISE     NUMBER              REMAINING
          PRICE     OUTSTANDING       CONTRACTUAL LIFE
         --------   -----------       ----------------
          $ 5.68        204,263             8/31/2003
          $ 6.39         80,848            10/20/2002        80,848
          $10.00         72,333            11/20/2004        72,333
          $10.10         14,848            10/18/2004        14,848
          $13.00          6,833            11/18/2005         6,833
          $14.64          4,949             2/20/2006         4,949
          $15.56         26,995              3/7/2007        26,995
                    -----------                          ----------

                        411,069                             206,806
                    ===========                          ==========

     The Company has 64,979 restricted shares of stock outstanding pursuant to a Restricted Stock Agreement (RSA) originated in 1994. The RSA provides for employees covered by the plan to elect a cash award equal to an amount of personal income tax liability resulting from the award. RSA participants are entitled to vote their respective shares. No dividends are permitted, and the sale or transfer of shares is restricted for five years. Shares awarded to participants that leave NBC prior to the completion of five years of service following the award are required to be surrendered and are ratably awarded to remaining participants. During the years ending December 31, 1997, 1996 and 1995, total expense for the RSA was $93,000 for each year.

     During 1996, the Company adopted a Performance Share Plan to offer long-term incentives in addition to current compensation to key executives. The criteria for payment of performance share awards is based upon a comparison of the Company's average return on average equity over an award period to that of a comparison group of bank holding companies. If the Company's results are below the median of the comparison group, no portion of the award is earned. If the Company's results are at or above the 90th percentile, the award maximum is earned. The vesting period for the awards is four years. Under the plan, 400,000 shares have been reserved for issuances. The number of shares granted in 1996 was 16,750 shares with an approximate market value at the date of grant of $222,000. In 1997, 16,000 shares were granted under the plan with an approximate market value at the date of grant of $308,000. At December 31, 1997, outstanding awards of expected and maximum payouts were 25,750 and 47,000 shares, respectively. Expense recorded for the Performance Share Plan was $105,000 and $55,500 in 1997 and 1996, respectively.

     During October 1997, the Company adopted a Performance Share Plan to offer long-term incentives to key executives at one of the Company's subsidiary banks (the Subsidiary PSP). Under the plan, non-employee directors of that bank who are not also directors of the Company will be eligible to receive performance share awards providing certain criteria are met. Those criteria are that the director purchase a prescribed number of shares of the Company's stock (as provided in the Subsidiary PSP) and that the director continues to serve as a member of the board of directors of that bank until December 31, 2002. The amount of actual shares to be paid, assuming the preceding conditions are met, will be based on the net income of that bank for the year ended December 31, 2002. The maximum number of shares of common stock which may be awarded under the Subsidiary PSP is approximately 20,000 shares, which vest over a sixty-three month period. During 1997, the maximum number of shares were assumed to be granted, with an approximate market value on the date of grant of $503,000. Expense recorded for the Subsidiary PSP 1997 was approximately $24,000.

     During 1996, the Company adopted a Deferred Compensation Plan for directors who are not employees of the Company. Under the plan, a non-employee director may choose to have all or part of the cash and/or stock equivalents he would normally receive as compensation deferred for future payment at such time and in such manner as the director specifies at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferred compensation account earns interest at a rate which approximates the Company's short-term borrowing rate. Dividends earned on the stock equivalent portion are credited to the deferred compensation account in the form of additional stock equivalents. At December 31, 1997, the amount payable under terms of the plan totaled $156,712. For the years ending December 31, 1997 and 1996, approximately $136,000 and $64,000, respectively, was expensed under the plan.

12.  INCOME TAXES

     The components of the provision for income taxes consist of the following for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                             1997         1996          1995
      Current:
         Federal                          $  5,848     $  4,794      $  2,069
         State                                 750          800           423
                                          --------     --------      --------
      Total current expense                  6,598        5,594         2,492

      Deferred:
         Federal                            (1,037)        (275)       (1,581)
         State                                (103)         (38)          (10)
                                          --------     --------      --------
      Total deferred benefit                (1,140)        (313)       (1,591)
                                          --------     --------      --------
      Total provision for income taxes    $  5,458     $  5,281      $    901
                                          ========     ========      ========

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                                                                                  1997         1996
       Deferred tax assets:
         Loan loss reserve                                                                       $  3,268     $  2,265
         Other real estate owned basis difference                                                      89           98
         Unrealized loss on securities                                                                             270
         Other nondeductible reserves                                                               1,119        1,220
         Other                                                                                         15          116
                                                                                                 --------     --------

       Total deferred tax asset                                                                     4,491        3,969

       Deferred tax liabilities:
         Depreciation and basis difference                                                            369        2,557
         Unrealized gains on securities                                                               263
         Other                                                                                        259          120
         Core deposits                                                                                213          242

                                                                                                 --------     --------

       Total deferred tax liabilities                                                               1,104        2,919
                                                                                                 --------     --------

       Net deferred tax asset                                                                    $  3,387     $  1,050
                                                                                                 ========     ========

     Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                                                                     1997         1996         1995
     Provision for income taxes at statutory federal income tax rate               $  5,827     $  5,923     $  2,663
     Increase (decrease) resulting from:
       State income 427 503 273 taxes, net of federal income tax benefit                427          503          273
       Change in valuation allowance                                                                           (2,300)
       Tax free interest income                                                        (676)        (660)        (422)
       Nondeductible meals and entertainment                                             99           78          484
       Disallowed interest expense deduction                                             79           85           61
       Goodwill and core deposit amortization                                           105           98           25
       Bad debt recapture                                                                           (113)         136
       General business and other credits                                              (614)        (244)
       Other, net                                                                       211         (389)         (19)
                                                                                   ---------    ---------    ---------

     Total provision for income taxes                                              $  5,458     $  5,281     $    901
                                                                                   =========    =========    =========

13.  NONINTEREST EXPENSE

     The following table sets forth, for the years ended December 31, 1997, 1996, and 1995, the principal components of noninterest expense (in thousands):

                                                      1997          1996          1995
      Salaries and employee benefits               $  26,218     $  25,655      $  14,628
      Occupancy and equipment                          5,473         5,628          3,677
      Amortization of goodwill                           298           305             89
      Advertising                                      1,224         1,045            921
      Banking assessments                                364         1,076            730
      Data processing expense                          1,714         1,413            902
      Legal and professional fees                      1,752         1,879          1,673
      Other noncredit losses (recoveries)                283           (24)         1,219
      Other                                            8,135         7,076          3,010
                                                  ----------    ----------     ----------

      Total noninterest expense                    $  45,461     $  44,053      $  26,849
                                                  ==========    ==========     ==========

14.  EARNINGS PER SHARE

     The Company adopted SFAS No. 128, Earnings Per Share, on December 31, 1997. This statement requires all entities with complex capital structures to present a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The following table reflects this reconciliation, after adjusting for stock splits (in thousands, except per share data):

                                                                                            PER SHARE
                                                              INCOME          SHARES          AMOUNT
                                                           ------------    -------------   -----------
     1997
     Basic EPS net income                                  $     11,688            8,609   $      1.36
                                                                                           ===========
     Effect of dilutive securities options                                           275
                                                           ------------      -----------

     Diluted EPS                                           $     11,688            8,884   $      1.31
                                                           ============      ===========   ===========

     1996
     Basic EPS net income                                  $     12,123            8,483   $      1.42
                                                                                           ===========
     Effect of dilutive securities options                                           248
     Convertible debentures, net of taxes                             5               25
                                                           ------------      -----------

     Diluted EPS                                           $     12,128            8,756   $      1.38
                                                           ============      ===========   ===========

     1995
     Basic EPS net income /(1)/                            $      5,428            4,751   $      1.14
                                                                                           ===========
     Effect of dilutive securities options                                           179
     Convertible debentures, net of taxes                             5               25
                                                           ------------      -----------

     Diluted EPS                                           $      5,433            4,955   $      1.10
                                                           ============      ===========   ===========

     /(1)/ Basic EPS net income excludes cash dividends on preferred stock.

     As discussed in Note 19, subsequent to December 31, 1997, the Company entered into a definitive agreement to issue up to 575,000 shares in a proposed business combination expected to be accounted for as a pooling of interests.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     CASH, DUE FROM BANKS, INTEREST-BEARING CASH BALANCES, AND FEDERAL FUNDS SOLD -The carrying amount is a reasonable estimate of fair value.

     INVESTMENT, AVAILABLE FOR SALE, AND TRADING SECURITIES - Fair value is based on quoted market prices or dealer quotes.

     LOANS - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     DEPOSITS - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     FEDERAL FUNDS PURCHASED, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT - The carrying amount is a reasonable estimate of fair value.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - All commitments to extend credit and standby letters of credit have original terms, at their issuance, of one year or less; therefore, the fair value of these instruments does not materially differ from their stated value.

     The estimated fair values of financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                                   1997              1996
                                        ----------------------------------------
                                          CARRYING    FAIR    CARRYING   FAIR
                                          AMOUNT     VALUE     AMOUNT   VALUE
                                        ----------  --------- --------  --------
      Financial assets:
         Cash and due from banks         $  42,438   $ 42,438  $ 45,001 $ 45,001
         Interest-bearing deposits           2,391      2,391       249      249
          in other banks
         Federal funds sold and
          securities purchased under
          agreements to resell              50,009     50,009    46,249   46,249
         Investment securities and
          securities available for sale    213,613    214,091   180,073  180,100
         Trading securities                    399        399     1,936    1,936
         Loans                             829,961    868,296   774,271  786,826

      Financial liabilities:
         Deposits                          928,970    942,575   858,103  858,344
         Federal funds purchased;
          securities sold under repurchase
          agreement; and treasury, tax,
          and loan account                 145,880    145,880    96,164   96,164
         Short-term borrowings              27,750     27,750    42,105   42,105
         Long-term debt                     14,587     14,587    12,939   12,939

16.  PARENT COMPANY

     The condensed financial information of the parent company only for the years ended December 31, 1997, 1996, and 1995 is presented as follows (in thousands):

                                                       1997          1996
     BALANCE SHEETS
     Assets:
          Cash                                    $    2,346     $      979
          Investments in subsidiaries                104,471         97,033
          Intangibles                                  7,003          7,371
          Other assets                                 1,168          1,409
                                                  ----------     ----------
      Total assets                                $  114,988     $  106,792
                                                  ==========     ==========

      Liabilities and stockholders' equity:
          Accounts payable                        $    1,569     $      628
          Accrued interest payable                       236            256
          Short- and long-term debt                   15,250         17,105
                                                  ----------     ----------
      Total liabilities                               17,055         17,989
                                                  ----------     ----------

      Stockholders' equity:
          Preferred Stock
          Common stock                                 8,648          8,145
          Additional paid-in capital                  61,551         62,342
          Retained earnings                           27,369         18,930
          Unearned restricted stock                      (92)          (185)
          Unrealized gain (loss) on
           securities available for sale,
           net of taxes                                  457           (429)
                                                  ----------     ----------
      Total stockholders' equity                      97,933         88,803
                                                  ----------     ----------

      Total liabilities and stockholders' equity  $  114,988     $  106,792
                                                  ==========     ==========

                                                   1997        1996        1995
     STATEMENTS OF INCOME
     Income:
          Dividends from subsidiaries          $   10,025   $   8,266  $   2,641
          Other                                        15          19          7
                                               ----------   ---------  ---------

                                                   10,040       8,285      2,648
                                               ----------   ---------  ---------
     Expenses:
          Interest expense                          1,156       1,393        771
          Other expenses                            1,924       3,384        105
                                               ----------   ---------  ---------
     Total expenses                                 3,080       4,777        876
                                               ----------   ---------  ---------

     Income before equity in undistributed
      earnings of subsidiaries                      6,960       3,508      1,772

     Equity in undistributed earnings of
      subsidiaries                                  3,760       6,907      4,360
                                               ----------   ---------  ---------

     Income before income taxes                    10,720      10,415      6,132
     Income tax benefit                               948       1,712        150
                                               ----------   ---------  ---------

     Net income                                $   11,668   $  12,127  $   6,282
                                               ==========   ========== =========

                                                                  1997      1996       1995
     STATEMENTS OF CASH FLOWS
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $11,668    $12,127   $ 6,282
     Adjustments to reconcile net income
      to net cash provided by operating activities:
          Amortization of investment in consolidated
            subsidiaries in excess of net assets
            acquired and core deposits                              368        288       120
          Equity in undistributed earnings of
            subsidiaries                                         (3,760)    (6,907)   (4,360)
         Deferred tax (benefit) expense                              99       (282)
         Other                                                      269        274         2
         Increase (decrease) in other
            assets and liabilities                                1,159        (91)       34
                                                                --------   -------   -------

            Net cash provided by operating activities             9,803      5,409     2,078
                                                                --------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries                            (3,014)
Acquisitions, net of cash acquired                                                        975
                                                                --------   -------   -------

            Net cash (used in) provided by investing activities  (3,014)                 975
                                                                --------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock                                        (3,220)    (1,747)
Dividends of preferred stock                                                    (4)     (854)
Change  in other liabilities                                                (5,024)
Exercise of stock options                                          (438)       100
Issuance of common stock                                                       143     1,348
Distribution for fractional shares                                  (14)        (3)       (2)
Net (decrease) increase in borrowings                            (1,750)     1,223     8,027
Redemption of preferred stock                                                  (53)  (10,711)
                                                                --------   -------   -------
            Net cash used in financing activities                (5,422)    (5,365)   (2,192)
                                                                --------   -------   -------
            Net increase in cash                                  1,367         44       861
Cash, beginning of year                                             979        935        74
                                                                --------   -------   -------
Cash, end of year                                               $ 2,346    $   979   $   935
                                                                ========   =======   =======

17.  REGULATORY

     The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 1997, the required reserves totaled $10,782,000.

     At December 31, 1997 and 1996, securities with carrying values of $133,088,000 and $104,261,000 were pledged to secure U.S. government deposits and other public funds and for purposes as required or permitted by law.

     The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company's judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 1997, $14,988,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The actual capital amounts and ratios of the Company are presented in the table below (in thousands):

                                                                                                      TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                            FOR CAPITAL           PROMPT CORRECTIVE
                                                       ACTUAL            ADEQUACY PURPOSES        ACTIVE PROVISIONS
                                             ----------------------   ----------------------    ---------------------
                                                AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                             ------------   -------   ------------   -------    -----------   -------
     As of December 31, 1997:
       Total qualifying capital
          (to risk-weighted assets)          $  102,930     10.63%     $   77,431      8.00%     $  96,789     10.00%
       Tier I capital
          (to risk-weighted assets)          $   90,831      9.38%     $   38,715      4.00%     $  58,073      6.00%
       Tier I Capital
          (to average assets)                $   90,831      7.58%     $   47,952      4.00%     $  59,941      5.00%

     As of December 31, 1996:
       Total qualifying capital
          (to risk-weighted assets)          $   91,215     11.38%     $   64,123      8.00%     $  80,154     10.00%
       Tier I capital
          (to risk-weighted assets)          $   82,398     10.28%     $   32,061      4.00%     $  48,092      6.00%
       Tier I Capital
          (to average assets)                $   82,398      8.13%     $   40,540      4.00%     $  50,675      5.00%

     The actual capital amounts and ratios of National Bank of Commerce, the Company's most significant subsidiary, are presented in the table below (in thousands):

                                                                                                      TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                            FOR CAPITAL           PROMPT CORRECTIVE
                                                       ACTUAL            ADEQUACY PURPOSES        ACTIVE PROVISIONS
                                             ----------------------   ----------------------    ---------------------
                                                AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                             ------------   -------   ------------   -------    -----------   -------
     As of December 31, 1997:
       Total qualifying capital
          (to risk-weighted assets)          $   56,949     10.37%     $   43,950      8.00%     $  54,938     10.00%
       Tier I capital
          (to risk-weighted assets)          $   50,082      9.12%     $   21,975      4.00%     $  32,963      6.00%
       Tier I Capital
          (to average assets)                $   50,082      7.41%     $   27,042      4.00%     $  33,802      5.00%

     As of December 31, 1996:
       Total qualifying capital
          (to risk-weighted assets)          $   52,182     11.72%     $   35,609      8.00%     $  44,514     10.00%
       Tier I capital
          (to risk-weighted assets)          $   46,618     10.47%     $   17,805      4.00%     $  24,518      6.00%
       Tier I Capital
          (to average assets)                $   46,618      8.10%     $   23,012      4.00%     $  28,765      5.00%

18.  RELATED PARTY TRANSACTIONS

     In addition to the previously disclosed related party transactions, the Company received trust fees of approximately $589,000 in 1997 and $488,000 in 1996 from related parties.

19.  SUBSEQUENT EVENT

     On March 5, 1998, the Company signed a definitive agreement with Public Bank Bancorporation (Public) pursuant to which Public will be merged into the Company. Public is a holding company for Public Bank, which operates through two offices located in Kissimmee and St. Cloud, Florida. Under the terms of the agreement, Public shareholders will receive a total of 550,000 shares of the Company's stock for each outstanding share of Public stock; an additional 25,000 shares may be received by Public shareholders if certain conditions tied to the Company's share price are met. Public had total assets of approximately $50 million (unaudited) at December 31, 1997 and net income of $843,000 (unaudited) for the year ended December 31, 1997. The merger, which is dependent upon receiving regulatory and shareholder approval, is anticipated to be accounted for as a pooling of interests.