Form 10-Q
period 1998-03-31
ALABAMA NATIONAL BANCORPORATION
filed 1998-05-13
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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
                                                           --------------

                 ---------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    x         No
                                   -------          -------


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at May 11, 1998
           -----                               ---------------------------
Common Stock, $1.00 Par Value                            8,648,120

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                            PAGE
-----------------------------                                            ----

Item 1.      Financial Statements (Unaudited)

             Consolidated statements of condition
             March 31, 1998 and December 31, 1997  ......................  3

             Consolidated statements of income
             Three month periods ended March 31,1998 and 1997 ...........  4

             Consolidated statements of other comprehensive income
             Three month periods ended March 31, 1998 and 1997 ..........  6

             Consolidated statements of cash flows
             Three month periods ended March 31, 1998 and 1997 ..........  7

             Notes to the unaudited consolidated financial statements
             March 31, 1998 .............................................  8


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................. 10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.. 22

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K ................................ 22

SIGNATURES............................................................... 23

FORWARD LOOKING INFORMATION
-----------------------------

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation (the "Company"), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties, and various factors which could cause results to differ materially from those contemplated by such forward looking statements. Such factors could include those identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. With respect to the adequacy of the allowance for loan losses for the Company, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets.

PART I - FINANCIAL INFORMATION

                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                                      March 31, 1998      December 31, 1997
                                                                                      --------------      -----------------
                                                                                                 (In thousands)
ASSETS
    Cash and due from banks...........................................................    $   40,193            $   42,438
    Interest-bearing deposits in other banks..........................................         6,841                 2,391
    Investment securities (estimated market values of $52,667and $56,997).............        52,287                56,519
    Securities available for sale.....................................................       170,749               157,094
    Trading securities................................................................         8,131                   399
    Federal funds sold and securities purchased under resell agreements...............        39,556                50,009
    Loans.............................................................................       853,051               844,865
    Unearned income...................................................................        (1,742)               (2,075)
                                                                                          ----------            ----------
    Loans, net of unearned income.....................................................       851,309               842,790
    Allowance for loan losses.........................................................       (12,959)              (12,829)
                                                                                          ----------            ----------
    Net loans.........................................................................       838,350               829,961
    Property, equipment and leasehold improvements, net...............................        32,538                31,539
    Intangible assets.................................................................         8,603                 8,726
    Cash surrender value of life insurance............................................        26,167                25,842
    Other assets......................................................................        57,907                69,248
                                                                                          ----------            ----------
    Totals............................................................................    $1,281,322            $1,274,166
                                                                                          ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Noninterest bearing..............................................................    $  138,820            $  146,006
     Interest bearing.................................................................       828,865               782,964
                                                                                          ----------            ----------
   Total deposits.....................................................................       967,685               928,970
   Federal funds purchased and securities sold under repurchase agreements............       115,067               139,118
   Treasury, tax and loan account.....................................................         2,040                 6,762
   Short-term borrowings..............................................................        27,000                27,750
   Accrued expenses and other liabilities.............................................        49,345                59,046
   Long-term debt.....................................................................        19,576                14,587
                                                                                          ----------            ----------
   Total liabilities..................................................................     1,180,713             1,176,233

   Common stock, $1 par, authorized 10,000,000 shares; issued
     8,648,120 shares at March 31, 1998 and December 31, 1997.........................         8,648                 8,648
   Additional paid-in capital.........................................................        61,551                61,551
   Retained earnings..................................................................        29,830                27,369
   Unearned restricted stock..........................................................           (69)                  (92)
   Accumulated other comprehensive income, net of tax.................................           649                   457
                                                                                          ----------            ----------
   Total stockholders' equity.........................................................       100,609                97,933
                                                                                          ----------            ----------
    Totals............................................................................    $1,281,322            $1,274,166
                                                                                          ==========            ==========

See accompanying notes to unaudited consolidated financial statements

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 ---------------------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           For the three months
                                                                                               ended March 31,
                                                                                          -----------------------
                                                                                            1998           1997
                                                                                          -------         -------
INTEREST INCOME:
  Interest and fees on loans............................................................. $19,244         $18,183
  Interest on securities.................................................................   3,346           2,862
  Interest on deposits in other banks....................................................      29               2
  Interest on trading securities.........................................................      52              40
  Interest on Federal funds sold and securities purchased
    under resell agreements..............................................................     761             563
                                                                                          -------         -------
Total interest income....................................................................  23,432          21,650

INTEREST EXPENSE
  Interest on deposits...................................................................   9,361           8,549
  Interest on Federal funds purchased and securities sold
   under repurchase agreements...........................................................   1,640             905
  Interest on long and short-term borrowings.............................................     838             630
                                                                                          -------         -------
Total interest expense...................................................................  11,839          10,084
                                                                                          -------         -------
Net interest income......................................................................  11,593          11,566
Provision for loan losses................................................................     265             486
                                                                                          -------         -------
Net interest income after provision for loan losses......................................  11,328          11,080

NONINTEREST INCOME:
  Securities gains.......................................................................      28              11
  Service charges on deposit accounts....................................................   1,249           1,258
  Investment services....................................................................   3,089           1,954
  Trust department income................................................................     420             375
  Origination and sale of mortgage loans.................................................   1,263             541
  Other..................................................................................     510             344
                                                                                          -------         -------
Total noninterest income.................................................................   6,559           4,483


               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
           ---------------------------------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           For the three months
                                                                                                              ended March 31,
                                                                                                           --------------------
                                                                                                             1998        1997
                                                                                                           --------    --------
NONINTEREST EXPENSE:
 Salaries and employee benefits...........................................................................   7,590       6,127
 Occupancy and equipment expenses.........................................................................   1,421       1,351
 Other....................................................................................................   3,503       3,413
                                                                                                           -------     -------
Total noninterest expense.................................................................................  12,514      10,891
                                                                                                           -------     -------

Income before provision for income taxes..................................................................   5,373       4,672
Provision for income taxes................................................................................   1,625       1,547
                                                                                                           -------     -------
Net income................................................................................................ $ 3,748     $ 3,125
                                                                                                           =======     =======
Net income per common share (basic)....................................................................... $   .43     $   .36
                                                                                                           =======     =======

Weighted average common shares outstanding (basic)........................................................   8,648       8,571
                                                                                                           =======     =======

Net income per common share (diluted)..................................................................... $   .42     $   .35
                                                                                                           =======     =======

Weighted average common and common equivalent shares outstanding (diluted)................................   8,960       8,877
                                                                                                           =======     =======

See accompanying notes to unaudited consolidated financial statements

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)
       -----------------------------------------------------------------
                                (IN THOUSANDS)

                                                         For the three months
                                                             ended March 31,
                                                         ---------------------
                                                           1998          1997
                                                         -------        ------

Net income .............................................  $3,748        $3,125
                                                          ------        ------
Other comprehensive income:
  Unrealized gains (losses) on securities available for
    sale ...............................................     299          (855)
                                                          ------        ------
Other comprehensive income (loss), before tax ..........     299          (855)
Provision for (benefit of) income taxes related to items
  of other comprehensive income ........................     107          (329)
                                                          ------        ------
Other comprehensive income (loss), net of tax ..........     192          (526)
                                                          ------        ------
Comprehensive income ...................................  $3,940        $2,599
                                                          ======        ======

See accompanying notes to unaudited consolidated financial statements


               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              For the three months
                                                                                                  ended March 31,
                                                                                           ----------------------------
                                                                                              1998               1997
                                                                                           ---------           --------
                                                                                                 (In thousands)

Net cash flows provided by (used by) operating activities............................       $  (1,738)           $6,450

Cash flows from investing activities:
Purchases of investment securities...................................................              -                 -
Proceeds from maturities of investment securities....................................           4,203             6,068
Purchases of securities available for sale...........................................         (29,862)          (18,445)
Proceeds from sale of securities available for sale..................................              -              1,422
Proceeds from maturities of securities available for sale............................          16,476             2,373
Net decrease in interest bearing deposits in other banks.............................          (4,450)              100
Net (increase) decrease in Federal funds sold and securities purchased
 under resell agreements.............................................................          10,453            (6,136)
Net increase in loans................................................................          (8,654)           (6,810)
Purchases of property, equipment and leasehold improvements..........................          (1,567)           (1,152)
Proceeds from sale of other real estate..............................................               -                29
                                                                                            ---------          --------
Net cash used in investing activities................................................         (13,401)          (22,551)
                                                                                            ---------          --------
Cash flows from financing activities:
Net increase in deposits.............................................................          38,715            49,156
Decrease in Federal funds purchased and securities sold
 under agreements to repurchase......................................................         (24,051)          (10,705)
Net decrease in short and long-term borrowings and capital leases....................            (483)          (21,617)
Exercise of stock options and conversion of debentures...............................              -                205
Dividends on common stock............................................................          (1,287)             (741)
                                                                                            ---------          --------
Net cash provided by financing activities............................................          12,894            16,298
                                                                                            ---------          --------

Increase (decrease) in cash and cash equivalents.....................................          (2,245)              197
Cash and cash equivalents, beginning of period.......................................          42,438            45,050
                                                                                            ---------          --------
Cash and cash equivalents, end of period.............................................         $40,193           $45,247
                                                                                            ---------          --------
Supplemental disclosure of cash flow information:
Cash paid for interest...............................................................         $11,575           $ 9,907
                                                                                            ---------          --------
Cash paid for income taxes...........................................................         $                 $   263
                                                                                            ---------          --------

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans...................................         $   829           $   189
                                                                                            ---------          --------
Adjustment to market value of securities available for sale, net
 of deferred income taxes............................................................         $   192           $  (526)
                                                                                            ---------          --------

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE B - COMMITMENT AND CONTINGENCIES
-------------------------------------

The Company's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. As a result of implementing Statement 130, the Company recorded other comprehensive income (loss), net of income taxes, of $192,000 and $(526,000) for the 1998 Quarter and 1997 Quarter, respectively. These amounts had previously been reported as a direct change in shareholders' equity and relate to the change in unrealized gains (losses) on securities available for sale.


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


NOTE D-MERGERS AND ACQUISITIONS
-------------------------------

On March 5, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Public Bank Corporation ("Public"), headquartered in St. Cloud Florida. Under terms of the Merger Agreement, the Company will issue a total of 550,000 shares of Company common stock in exchange for the issued and outstanding shares of Public common stock for an exchange ratio of 0.2353134 shares of Company common stock for each share of Public common stock. Pursuant to the Merger Agreement, the total number of shares of Company common stock issued to Public shareholders is subject to an upward adjustment of up to 25,000 shares in certain circumstances. The Merger Agreement provides that Public will be merged with and into the Company and Public's subsidiary bank, Public Bank, will become a wholly owned subsidiary of the Company. Public had assets of $52.4 million at March 31, 1998. The merger with Public, which is subject to the approval of the shareholders of Public and certain regulatory approvals, is expected to be completed by June 30, 1998 and is expected to be accounted for as a pooling of interests.


NOTE E -- EARNINGS PER SHARE
----------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the 1998 and 1997 Quarters:

                                                                       Per Share
                                                Income      Shares       Amount
                                                ------      ------     ---------

1998
Basic EPS net income........................... $ 3,748      8,648      $  0.43
                                                                        =======
Effect of dilutive securities options.........      -          312
                                                -------      -----
Diluted EPS.................................... $ 3,748      8,960      $  0.42
                                                =======      =====      =======

1997
Basic EPS net income........................... $ 3,125      8,571      $  0.36
                                                                        =======
Effect of dilutive securities options.........      -          306
                                                -------      -----
Diluted EPS.................................... $ 3,125      8,877      $  0.35
                                                =======      =====      =======

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION
---------------------

The following is a discussion and analysis of the consolidated financial condition of the Company at March 31, 1998, and the results of its operations for the three month periods ended March 31, 1998 and 1997. On November 30, 1997, First American Bancorp ("FAB"), a one bank holding company headquartered in Decatur, Alabama, was merged with and into the Company, pursuant to which each outstanding share of FAB common stock was converted into .7199 shares of the Company's common stock for a total of 2,071,966 shares of Company common stock issued to FAB shareholders. The FAB Merger was accounted for as a pooling of interests. Accordingly, the unaudited financial statements as of and for the quarter ended March 31, 1997 have been restated to reflect the financial position and results of operations of FAB and differ from the unaudited financial statements of the Company as previously reported.

This information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PERFORMANCE OVERVIEW
--------------------

The Company's net income was $3,748,000 for the first quarter of 1998 (the "1998 Quarter") compared to $3,125,000 for the same period in 1997 (the "1997 Quarter"), an increase of 19.9%. Net income per common share - diluted for the 1998 Quarter was $.42 on 8,960,000 average common and common equivalent shares outstanding compared to $.35 for the 1997 Quarter on 8,877,000 average common and common equivalent shares outstanding.

The return on average assets for the Company was 1.16% for the 1998 Quarter compared to 1.13% for the 1997 Quarter. The return on average stockholders' equity was 14.97% for the 1998 Quarter compared to 13.96% for the 1997 Quarter. Book value per share at March 31, 1998, was $11.63, an increase of $.31 from December 31, 1997. Tangible book value per share at March 31, 1998, was $10.64, an increase of $.32 from year end 1997. The Company paid a $.15 per share cash dividend on common shares in the 1998 Quarter compared to $.115 per share in the 1997 Quarter.

NET INCOME
----------

The increase in net income for the 1998 Quarter over the 1997 Quarter resulted primarily from growth in noninterest income, which grew faster than related noninterest expenses.

A large component of the Company's net income is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and borrowing used to support such assets. Net interest income was $11.6 million during each of the 1998 and 1997 Quarters despite reduction in the net interest spread and net interest margin. The net interest spread declined by 44 basis points to 3.60% during the 1998 Quarter from 4.04% during the 1997 Quarter and the net interest margin declined by 51 basis points to 4.08% during the 1998 quarter from 4.59% during the 1997 Quarter. Interest earning assets increased by $129.5 million during the 1998 Quarter, or 12.8%, compared to the 1997 Quarter, and average interest bearing liabilities increased $129.3 million during the 1998 Quarter, or 14.8%, compared to the 1997 Quarter. The Company's investment in tax-free insurance policies, included other assets, averaged $21.5 million during the 1998 Quarter; otherwise, the growth in average interest earning assets would have been higher. Despite the small increase in net interest earning assets, average loans increased by $64.5 million, or 8.2%, during the 1998 Quarter, compared with the 1997 Quarter. If not for the growth in average loans relative to other earning assets net interest income would have declined. Management expects competition for loans and relatively higher cost marginal funding sources to continue and, therefore, expects slow growth in net interest income.

The following table depicts, on a taxable equivalent basis for the 1998 and 1997 Quarters, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------------------------------------
                                                                       1998                                 1997
                                                      ---------------------------------      --------------------------------
                                                        AVERAGE      INCOME/     YIELD/      AVERAGE       INCOME/     YIELD/
ASSETS:                                                 BALANCE      EXPENSE      RATE       BALANCE       EXPENSE      RATE
                                                      ----------     --------    ------      ---------     -------     ------
Earning assets:
   Loans (1) (3) ...................................  $  849,389     $19,274      9.08%     $  784,922     $18,183       9.27%
   Securities:
     Taxable .......................................     184,892       2,929      6.34         149,184       2,456       6.59
     Tax exempt ....................................      32,120         631      7.86          30,032         615       8.19
   Cash balances in other banks ....................       1,994          29      5.82             173           2       4.62
   Funds sold ......................................      65,693         761      4.63          40,232         563       5.60
   Trading account securities ......................       3,452          52      6.03           3,506          40       4.56
                                                      ----------     -------                ----------     -------
       Total earning assets (2) ....................   1,137,540      23,676      8.33       1,008,049      21,859       8.67
                                                      ----------     -------                ----------     -------
   Cash and due from banks .........................      35,207                                40,650
   Premises and equipment ..........................      28,044                                25,197
   Other assets ....................................     108,586                                40,464
   Allowance for loan losses .......................     (12,889)                              (11,033)
                                                      ----------                            ----------
        Total assets ...............................  $1,296,488                            $1,103,327
                                                      ==========                            ==========
LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing transaction accounts ...........  $  124,054         882      2.84      $  109,713         731       2.67
   Savings deposits ................................     257,449       2,461      3.82         225,377       2,057       3.65
   Time deposits ...................................     430,304       6,018      5.59         421,994       5,761       5.46
   Funds purchased .................................     134,301       1,640      4.88          71,942         905       5.03
   Other short-term borrowings .....................      40,675         593      5.83          29,665         455       6.14
   Long-term debt ..................................      14,632         245      6.70          13,401         175       5.22
                                                      ----------     -------                ----------     -------
        Total interest-bearing liabilities .........   1,001,415      11,839      4.73         872,092      10,084       4.63
                                                      ----------     -------      ----      ----------     -------       ----
 Demand deposits ...................................     144,276                               125,044
 Accrued interest and other liabilities ............      50,627                                16,652
 Stockholders' equity ..............................     100,170                                89,539
                                                      ----------                            ----------
        Total liabilities and stockholders' equity..  $1,296,488                            $1,103,327
                                                      ==========                            ==========

Net interest spread ................................                              3.60%                                  4.04%
                                                                                  ====                                   ====
Net interest income/margin on a taxable equivalent
  basis ............................................                  11,837      4.16%                     11,775       4.67%
                                                                                  ====                                   ====
Tax equivalent adjustment (2).......................                     244                                   209
                                                                     -------                               -------
Net interest income/margin .........................                 $11,593      4.08%                    $11,566       4.59%
                                                                     =======      ====                     =======       ====

--------------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on an assumed tax rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $545,000 and $554,000 are included in interest and fees on loans for the three months ended March 31, 1998 and 1997, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income from the 1998 Quarter compared to the 1997 Quarter. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (AMOUNTS IN THOUSANDS)

                                                       MARCH 31,
                                            ---------------------------------
                                                 1998 COMPARED TO 1997
                                                     VARIANCE DUE TO
                                            ---------------------------------
                                            VOLUME     YIELD/RATE      TOTAL
                                            ------     ----------      ------
EARNING ASSETS:
Loans...................................... $3,260     $(2,169)        $1,091
Securities:
   Taxable ................................  1,052        (579)           473
   Tax exempt .............................    136        (120)            16
Cash balances in other banks ..............     26           1             27
Funds sold ................................    768        (570)           198
Trading account securities ................     (3)         15             12
                                            ------     -------         ------

      Total interest income ...............  5,239      (3,422)         1,817

INTEREST-BEARING LIABILITIES:
 Interest-bearing transaction accounts ....    101          50            151
 Savings and money market deposits ........    304         100            404
 Time deposits ............................    116         141            257
 Funds purchased ..........................    919        (184)           735
 Other short-term borrowings ..............    283        (145)           138
 Long-term debt ...........................     17          53             70
                                            ------     -------         ------

      Total interest expense ..............  1,740          15          1,755
                                            ------     -------         ------
      Net interest income on a taxable
        equivalent basis .................. $3,499     $(3,437)            62
                                            ======     =======
 Taxable equivalent adjustment ............                               (35)
                                                                       ------
 Net interest income ......................                            $   27
                                                                       ======


Net revenue from earning assets during the 1998 Quarter increased $1.8 million, or 8.3%, over the corresponding period in 1997, most of which resulted from the growth of loans among all earnings assets.

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was set at $265,000 for the 1998 Quarter, compared with $486,000 during the 1997 Quarter. Charge-offs exceeded recoveries by $135,000 for the 1998 Quarter compared to net charge-offs of $291,000 for the same period of 1997. The allowance for loan losses as a percentage of outstanding loans, net of unearned income was 1.52% at March 31, 1998 and at year-end 1997. However, because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
               -------------

Total noninterest income for the 1998 Quarter was $6.6 million, compared to $4.5 million for the same period in 1997, an increase of $2.1 million, or 46.3%. Investment services income of $3.1 million in the 1998 Quarter, increased by $1.1 million, or 58.1%, compared with the 1997 Quarter, reflecting a favorable bond market. Income from the origination and sale of mortgage loans was $1.3 million during the 1998 Quarter compared to $541,000 during the 1997 Quarter, an increase of $722,000, or 133.5%, reflecting strong housing sales and refinancing markets.

Total noninterest expense for the 1998 Quarter was $12.5 million compared to $10.9 million, a $1.6 million, or 14.9%, increase over the same period in 1997. Substantially all of the increase in noninterest expense was attributable to an increase of $1.5 million, or 23.9%, in salaries and employee benefits to $7.6 million during the 1998 Quarter compared with $6.1 million during the 1997 Quarter, consistent with increased sales volume in the investment services division and increased origination volume in the mortgage business.

Income tax expense increased $78,000, or 5.0%, to $1.6 million for the 1998 Quarter, an effective rate of 30.2%, compared to $1.5 million during the 1997 Quarter, an effective rate of 33.1%. The reduction in the Company's effective tax rate is attributable to additional tax-free investments, especially life insurance policies, during the 1998 Quarter compared with the 1997 Quarter.

EARNING ASSETS
--------------

Loans comprised the largest single category of the Company's earning assets on March 31, 1998. Loans, net of unearned income, were $851.3 million or 66.4% of total assets at March 31, 1998 compared to $842.8 million or 66.1% at December 31, 1997, an increase of $8.5 million or 1.0%.

Investment securities decreased $4.2 million in the 1998 Quarter attributable to maturities and calls. There were no purchases of investment securities during the 1998 Quarter.

Securities available for sale increased $13.7 million in the 1998 Quarter. Purchases of available for sale securities totaled $29.9 million and maturities and calls of available for sale securities totaled $16.5 million. There were no sales of available for sale securities in the 1998 Quarter, compared to sales of $1.4 million in the 1997 Quarter. Unrealized gains on securities available for sale totaled $649,000, net of deferred income taxes, at March 31, 1998 compared with $457,000, net of deferred income taxes, at December 31, 1997.

The trading account securities are securities owned by the Company prior to delivery to the Company's customers. It is the policy of the Company to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $40.0 million at March 31, 1998 compared to $50.0 at December 31, 1997, a decrease of $10.0 million. Interest-bearing deposits in other banks at March 31, 1998 were $6.8 million compared to $2.4 million at December 31, 1997.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

Deposits increased $38.7 million from year-end 1997, or 4.2% to $967.7 million at March 31, 1998. Noninterest bearing demand deposits decreased $7.2 million and interest-bearing deposits increased $45.9 million. Primarily all of the growth in deposits related to consumer certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase totaled $115.1 million at March 31, 1998, a decrease of $24.1 million from December 31, 1997. Short-term borrowings and the Treasury tax and loan account were $29.0 million at March 31, 1998, a decrease of $5.5 million over December 31, 1997. The decrease in borrowed funds reflects the emphasis on consumer deposits and long-term debt to fund asset growth.

The Company's long-term debt, consisting primarily of Federal Home Loan Bank advances, at March 31, 1998 totaled $19.6 million compared to $14.6 million at December 31, 1997.

ASSET QUALITY
-------------

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

At March 31, 1998, nonperforming assets totaled $6.2 million, a decrease of $486,000 from December 31, 1997. Nonperforming assets as a percentage of loans plus other real estate was .73% at March 31, 1998 compared to .79% at December 31,1997.

                             NONPERFORMING ASSETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)


                                                             MARCH 31,     DECEMBER 31,
                                                               1998            1997
                                                            ---------      -----------
Nonaccrual loans..........................................    $ 3,645          $ 4,174
Restructured loans........................................      1,003            1,052
Loans past due 90 days or more and still accruing.........          -                -
                                                              -------          -------

 Total nonperforming loans................................      4,648            5,226

Other real estate owned...................................      1,554            1,462
                                                               ------           ------

 Total nonperforming assets...............................    $ 6,202          $ 6,688
                                                              =======          =======

Allowance for loan losses to period-end loans.............       1.52%            1.52%

Allowance for loan losses to period-end nonperforming
 loans....................................................     278.81           245.48

Allowance for loan losses to period-end nonperforming
 assets...................................................     208.95           191.82

Net charge-offs to average loans..........................       0.06(1)          0.15

Nonperforming assets to period-end loans and other real
 estate owned.............................................       0.73             0.79

Nonperforming loans to period-end loans...................       0.55             0.62

__________________
(1) Annualized

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

Allowance for loan losses at
   beginning of period ....................................    $12,829

Charge-offs:
   Commercial, financial and agricultural .................         69
   Real estate - mortgage .................................         65
   Consumer ...............................................        552
                                                               -------
        Total charge-offs .................................        686
                                                               -------
Recoveries:
   Commercial, financial and agricultural .................        361
   Real estate - mortgage .................................         39
   Consumer ...............................................        151
                                                               -------
        Total recoveries ..................................        551
                                                               -------
        Net charge-offs ...................................        135

 Provision for loan losses ................................        265
                                                               -------

Allowance for loan losses at period-end ...................    $12,959
                                                               =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 1998 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

INTEREST RATE SENSITIVITY
-------------------------

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

The following table illustrates the Company's interest rate sensitivity at March 31, 1998, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)

                                                                                     MARCH 31, 1998
                                                -----------------------------------------------------------------------------------
                                                               AFTER ONE      AFTER THREE
                                                                THROUGH         THROUGH
                                                WITHIN ONE       THREE          TWELVE        WITHIN ONE    GREATER THAN
                                                  MONTH          MONTHS          MONTHS          YEAR         ONE YEAR      TOTAL
                                                ----------     --------        ---------      ----------    ------------   --------
ASSETS:
Earning assets:
    Loans (1) ................................. $381,156       $ 52,939        $ 131,273      $ 565,368       $282,296   $  847,664
    Securities (2) ............................   18,027         10,507           39,666         68,200        157,726      225,926
    Interest-bearing deposits in other banks...    6,841              -                -          6,841              -        6,841
    Funds sold ................................   39,556              -                -         39,556              -       39,556
                                                --------       --------        ---------      ---------       --------   ----------
        Total interest-earning assets ........  $445,580       $ 63,446        $ 170,939      $ 679,965       $440,022   $1,119,987

LIABILITIES:
Interest-bearing liabilities:
    Interest-bearing deposits:
        Demand deposits ....................... $      -       $      -        $ 124,599      $ 124,599       $      -   $  124,599
        Savings deposits ......................  265,036              -                -        265,036              -      265,036
        Time deposits (3) .....................   53,499         72,400          228,049        353,948         85,280      439,228
    Funds purchased ...........................  115,067              -                -        115,067              -      115,067
    Short-term borrowings (4) .................   29,040              -                -         29,040              -       29,040
    Long-term debt ............................   14,202              4               18         14,224          5,352       19,576
                                                --------       --------        ---------      ---------       --------   ----------
        Total interest-bearing liabilities .... $476,844       $ 72,404        $ 352,666      $ 901,914       $ 90,632   $  992,546
                                                --------       --------        ---------      ---------       --------   ----------

 Period gap ................................... $(31,264)      $ (8,958)       $(181,727)     $(221,949)      $349,390
                                                ========       ========        =========      =========       ========

 Cumulative gap ............................... $(31,264)      $(40,222)       $(221,949)     $(221,949)      $127,441   $  127,441
                                                ========       ========        =========      =========       ========   ==========

Ratio of cumulative gap to total earning
 assets .......................................    (2.79)%        (3.59)%         (19.82)%       (19.82)%        11.38%

____________________________
(1)  Excludes nonaccrual loans of $3,645,000.
(2)  Excludes investment equity securities of $5,241,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $2,040,000.

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

MARKET RISK
-----------

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At March 31, 1998, mortgage backed securities totaling
$131.6 million, or 10.3% of total assets and essentially every loan, net of unearned income, (totaling $851.3 million, or 66.4% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $967.7 million, or 75.5%, of total assets at March 31, 1998. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by the Company in its simulation analysis. Specifically, the Company's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis.
Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during the 1998 Quarter. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for the 1998 Quarter and, certainly, the future impact of market risk on the Company's net interest margin, may differ from that found in the table.

                                  MARKET RISK
                            (AMOUNTS IN THOUSANDS)

    Change in                                                   Change from
Prevailing Interest            Net Interest                  1998 Net Interest
     Rates                     Income Amount                   Income Amount
-------------------            -------------                 -----------------
+200 basis points                $12,650                           9.12 %

+100 basis points                 12,122                           4.56

0 basis points                    11,593                              -

-100 basis points                 11,223                          (3.19)

-200 basis points                 10,853                          (6.38)


LIQUIDITY AND CAPITAL ADEQUACY
------------------------------

The Company's net loan to deposit ratio decreased to 88.0% at March 31, 1998, compared to 90.7% at year end 1997. The Company's liquid assets as a percentage of total deposits were 8.9% at March 31, 1998, compared to 10.2% at year-end 1997. At March 31, 1998, the Company had unused Federal funds lines of approximately $96.0 million, unused lines at the Federal Home Loan Bank of $46,5 million and an unused credit line at an independent bank of $5.5 million. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments and available funds lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

The Company's stockholders' equity increased by $2.7 million to $100.6 million at March 31, 1998 from $97.9 million at December 31, 1997. This increase was attributable to:


Net income .....................................................  $ 3,748,000

Increase in unrealized gain on securities available for
 sale, net of deferred income taxes ............................      192,000

Cash dividends declared ........................................   (1,287,000)

Decrease in unearned restricted stock ..........................       23,000
                                                                  -----------

  Net increase .................................................  $ 2,676,000
                                                                  ===========

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of the Company and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at March 31, 1998. Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Company and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of the Company and each subsidiary bank at March 31, 1998:

                                                      TIER 1 RISK    TOTAL RISK     TIER 1
                                                        BASED          BASED       LEVERAGE
                                                        -----          -----       --------
 Alabama National BanCorporation .................       9.53%         10.78%        7.16%

 National Bank of Commerce of Birmingham .........       9.28          10.53         7.15
 Alabama Exchange Bank ...........................      10.78          11.70         6.46
 Bank of Dadeville ...............................      12.64          13.71         9.12
 Citizens & Peoples Bank, N.A. ...................      47.62          48.17        26.42
 First American Bank .............................      10.37          11.62         8.69
 First Citizens Bank, N.A. .......................      14.85          16.05         9.19
 First Gulf Bank .................................       9.17          10.29         7.33
 Required minimums ...............................       4.00           8.00         4.00

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 2 herein under the heading "MARKET RISK."

                           PART II OTHER INFORMATION

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:

     3.1 Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form S-1 (Commission File no. 33-83800) and incorporated herein by reference).

     3.1A Certificate of Amendment of Certificate of Incorporation (filed as an Exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     3.1B Certificate of Merger (filed as an Exhibit to the Company's Annual
          Report of Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

     3.1C Certificate of Amendment of Certificate of Incorporation dated April
          23, 1998.

     3.2 Bylaws (filed as an Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

     10.1 Second Amendment To Credit Agreement between the Company and AmSouth Bank dated January 19, 1998 (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference).

     10.2 Agreement and Plan of Merger between the Company and Public Bank Corporation dated March 5, 1998 (filed as an exhibit to the Company's Registration Statement on Form S-4, (Commission File No. 333-49771) and is incorporated herein by reference).

     11   Computation of Earnings Per Share

     27   Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               ALABAMA NATIONAL BANCORPORATION


DATE:   May  11, 1998  /s/ John H. Holcomb, III
        -------------  --------------------------------------------
                       John H. Holcomb, III, its Chairman and Chief
                       Executive Officer



DATE:   May  11, 1998  /s/ William E. Matthews, V.
        -------------  --------------------------------------------
                       William E. Matthews, V., its Executive
                       Vice President and Chief Financial Officer