Form 10-Q
period 1998-06-30
ALABAMA NATIONAL BANCORPORATION
filed 1998-08-13
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ____________

                                   FORM 10-Q

       [  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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
    REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
                       REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES    X     NO
                                    -------     -------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S
          CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                               OUTSTANDING AT AUGUST 11, 1998
          -----                               ------------------------------
COMMON STOCK, $1.00 PAR VALUE                            9,215,120

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                            PAGE
-----------------------------                                            ----

Item 1.   Financial Statements (Unaudited)

          Consolidated statements of condition
          June 30, 1998 and December 31, 1997............................  3

          Consolidated statements of income
          Three month periods ended June 30, 1998 and 1997;
          Six month periods ended June 30, 1998 and 1997.................  4

          Consolidated statements of other comprehensive income
          Three month periods ended June 30, 1998 and 1997;
          Six month periods ended June 30, 1998 and 1997.................  8

          Consolidated statements of cash flows
          Six month periods ended June 30, 1998 and 1997.................  9

          Notes to the unaudited consolidated financial statements
          June 30, 1998.................................................. 10



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................... 12

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders............ 25

Item 6.  Exhibits and Reports on Form 8-K............................... 26

SIGNATURES.............................................................. 27

FORWARD LOOKING INFORMATION
---------------------------
Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation (the "Company" or "ANB"), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward looking statements. Such factors could include those identified from time to time in the Company's Securities and Exchange filings and other public announcements. With respect to the adequacy of the allowance for loan losses for the Company, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets.

PART I - FINANCIAL INFORMATION

                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                                    June 30, 1998   December 31, 1997
                                                                                    -------------   -----------------
                                                                                             (In thousands)
 ASSETS
   Cash and due from banks ..........................................................  $   76,366     $   46,192
   Interest-bearing deposits in other banks .........................................         209          2,391
   Investment securities (estimated market values of $52,539 and $65,521)............      52,099         65,003
   Securities available for sale ....................................................     178,044        157,504
   Trading securities ...............................................................       1,988            399
   Federal funds sold and securities purchased under resell agreements ..............      56,876         55,545
   Loans ............................................................................     904,787        875,430
   Unearned income ..................................................................      (1,452)        (2,102)
                                                                                       ----------     ----------
   Loans, net of unearned income ....................................................     903,335        873,328
   Allowance for loan losses ........................................................     (14,116)       (13,298)
                                                                                       ----------     ----------
   Net loans ........................................................................     889,219        860,030
   Property, equipment and leasehold improvements, net ..............................      32,714         32,830
   Intangible assets ................................................................       8,476          8,726
   Cash surrender value of life insurance ...........................................      26,503         25,842
   Other assets......................................................................      50,085         70,130
                                                                                       ----------     ----------
   Totals............................................................................  $1,372,579     $1,324,592
                                                                                       ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Noninterest bearing ............................................................  $  162,246     $  156,035
     Interest bearing ...............................................................     916,427        817,389
                                                                                       ----------     ----------
   Total deposits ...................................................................   1,078,673        973,424
   Federal funds purchased and securities sold under repurchase agreements ..........     106,042        139,118
   Treasury, tax and loan account....................................................       6,158          6,762
   Short-term borrowings.............................................................      12,900         27,750
   Accrued expenses and other liabilities............................................      34,965         59,451
   Long-term debt ...................................................................      24,572         14,587
                                                                                       ----------     ----------
   Total liabilities ................................................................   1,263,310      1,221,092

   Common stock, $1 par, authorized 17,500,000 and 10,000,000 shares at June 30, 1998 and December 31, 1997, respectively; issued 9,215,120 and 9,198,120 shares at
     June 30, 1998 and December 31, 1997, respectively................................      9,215          9,198
   Additional paid-in capital .......................................................      65,321         65,241
   Retained earnings ................................................................      34,155         28,696
   Unearned restricted stock ........................................................         (46)           (92)
   Accumulated other comprehensive income, net of tax ...............................         624            457
                                                                                       ----------     ----------
   Total stockholders' equity .......................................................     109,269        103,500
                                                                                       ----------     ----------
   Totals............................................................................  $1,372,579     $1,324,592
                                                                                       ==========     ==========

See accompanying notes to unaudited consolidated financial statements

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              For the three months
                                                                                 ended June 30,
                                                                                 -------------
                                                                                1998       1997
                                                                                ----       ----
 INTEREST INCOME:
   Interest and fees on loans ..............................................  $20,832    $19,340
   Interest on securities ..................................................    3,526      3,223
   Interest on deposits in other banks .....................................       35          3
   Interest on trading securities ..........................................      106         29
   Interest on Federal funds sold and securities purchased
     under resell agreements ...............................................    1,296        685
                                                                              -------    -------
 Total interest income......................................................   25,795     23,280
 INTEREST EXPENSE
   Interest on deposits.....................................................   10,102      9,051
   Interest on Federal funds purchased and securities sold
     under repurchase agreements ...........................................    2,108      1,036
   Interest on long and short-term borrowings ..............................      749        786
                                                                              -------    -------
 Total interest expense.....................................................   12,959     10,873
                                                                              -------    -------
 Net interest income .......................................................   12,836     12,407
 Provision for loan losses .................................................      243      1,248
                                                                              -------    -------
 Net interest income after provision for loan losses .......................   12,593     11,159

 NONINTEREST INCOME:
   Securities gains ........................................................      145          1
   Service charges on deposit accounts .....................................    1,493      1,315
   Investment services .....................................................    2,699      1,710
   Trust department income..................................................      637        449
   Origination and sale of mortgage loans ..................................      897        372
   Gain on disposal of assets ..............................................      147          6
   Other....................................................................      772        494
                                                                              -------    -------
 Total noninterest income...................................................    6,790      4,347


               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 For the three months
                                                                                    ended June 30,
                                                                                    --------------
                                                                                   1998       1997
                                                                                   ----       ----
NONINTEREST EXPENSE:
   Salaries and employee benefits.............................................     7,864     6,333
   Occupancy and equipment expenses ..........................................     1,480     1,404
   Other .....................................................................     3,977     3,429
                                                                                 -------   -------
Total noninterest expense ....................................................    13,321    11,166
                                                                                 -------   -------

Income before provision for income taxes .....................................     6,062     4,340
Provision for income taxes....................................................     1,915     1,302
                                                                                 -------   -------
Net income....................................................................   $ 4,147   $ 3,038
                                                                                 =======   =======
Net income per common share (basic) ..........................................    $  .45   $   .33
                                                                                 =======   =======

Weighted average common shares outstanding (basic) ...........................     9,201     9,147
                                                                                 =======   =======

Net income per common share (diluted) ........................................    $  .44   $   .32
                                                                                 =======   =======

Weighted average common and common equivalent shares outstanding (diluted)....     9,480     9,456
                                                                                 =======   =======

See accompanying notes to unaudited consolidated financial statements

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        For the six months
                                                                          ended June 30,
                                                                        ------------------
                                                                         1998        1997
                                                                        ------      ------

 INTEREST INCOME:
   Interest and fees on loans ......................................  $40,791    $38,166
   Interest on securities...........................................    7,008      6,255
   Interest on deposits in other banks .............................       64          5
   Interest on trading securities ..................................      158         69
   Interest on Federal funds sold and securities purchased
     under resell agreements .......................................    2,149      1,291
                                                                     --------   --------
 Total interest income..............................................   50,170     45,786
 INTEREST EXPENSE
   Interest on deposits.............................................   19,782     17,875
   Interest on Federal funds purchased and securities sold
     under repurchase agreements ...................................    3,748      1,941
   Interest on long and short-term borrowings ......................    1,587      1,416
                                                                     --------   --------
 Total interest expense.............................................   25,117     21,232
                                                                     --------   --------
 Net interest income ...............................................   25,053     24,554
 Provision for loan losses .........................................      523      1,749
                                                                     --------   --------
 Net interest income after provision for loan losses ...............   24,530     22,805

 NONINTEREST INCOME:
   Securities gains ................................................      173         12
   Service charges on deposit accounts .............................    2,914      2,732
   Investment services .............................................    5,788      3,663
   Trust department income..........................................    1,057        824
   Origination and sale of mortgage loans ..........................    1,699        632
   Gain on disposal of assets ......................................      280          7
   Other............................................................    1,642      1,171
                                                                     --------   --------
 Total noninterest income...........................................   13,553      9,041


               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              For the six months
                                                                                ended June 30,
                                                                                --------------
                                                                               1998      1997
                                                                               ----      -----
 NONINTEREST EXPENSE:
   Salaries and employee benefits..........................................    15,696    12,692
   Occupancy and equipment expenses .......................................     2,965     2,823
   Other ..................................................................     7,661     7,003
                                                                              -------   -------
 Total noninterest expense ................................................    26,322    22,518
                                                                              -------   -------

 Income before provision for income taxes .................................    11,761     9,328
 Provision for income taxes................................................     3,644     2,955
                                                                              -------   -------
 Net income................................................................   $ 8,117   $ 6,373
                                                                              =======   =======

Net income per common share (basic) .......................................   $   .88   $   .70
                                                                              =======   =======

Weighted average common shares outstanding (basic) ........................     9,199     9,134
                                                                              =======   =======

Net income per common share (diluted) .....................................   $   .86   $   .67
                                                                              =======   =======

Weighted average common and common equivalent shares outstanding (diluted).     9,470     9,442
                                                                              =======   =======

See accompanying notes to unaudited consolidated financial statements

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)
                                (IN THOUSANDS)

                                                                           For the three months
                                                                              ended June 30,
                                                                             ----------------
                                                                              1998      1997
                                                                             ------    ------
 Net income..............................................................    $4,147    $3,038
                                                                             ------    ------

 Other comprehensive income:
   Unrealized gains (losses) on securities available for sale arising
    during the period....................................................       (25)      960

 Less: Reclassification adjustment for net gains included in net income..       (15)       (1)
                                                                             ------    ------

 Other comprehensive income (loss), before tax...........................       (40)      959

 Provision for (benefit of) income taxes related to items of
   other comprehensive income ...........................................       (15)      355
                                                                             ------    ------

 Other comprehensive income (loss), net of tax...........................       (25)      604

 Comprehensive income....................................................    $4,122    $3,642
                                                                             ======    ======

                                                                            For the six months
                                                                              ended June 30,
                                                                             ----------------
                                                                              1998      1997
                                                                             ------    ------
 Net income..............................................................    $8,117    $6,373
                                                                             ------    ------

 Other comprehensive income:
   Unrealized gains on securities available for sale arising
    during the period....................................................       308       136

 Less: Reclassification adjustment for net gains included in net income..       (43)      (12)
                                                                             ------    ------

 Other comprehensive income, before tax..................................       265       124

 Provision for income taxes related to items of
   other comprehensive income ...........................................        98        46
                                                                             ------    ------

 Other comprehensive income, net of tax..................................       167        78
                                                                             ------    ------

 Comprehensive income....................................................    $8,284    $6,451
                                                                             ======    ======

See accompanying notes to unaudited consolidated financial statements

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     For the six months
                                                                                        ended June 30,
                                                                                    --------------------
                                                                                      1998        1997
                                                                                    --------    --------
                                                                                       (In thousands)
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES................................    $  4,561    $  4,586

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities.............................................        (989)          -
 Proceeds from maturities of investment securities..............................      13,895      13,122
 Purchases of securities available for sale.....................................     (60,347)    (33,712)
 Proceeds from sale of securities available for sale............................          67       2,250
 Proceeds from maturities of securities available for sale......................      39,836       3,969
 Net decrease in interest bearing deposits in other banks.......................       2,182          63
 Net increase in Federal funds sold and securities purchased
   under resell agreements......................................................      (1,331)     (2,356)
 Net increase in loans .........................................................     (30,762)    (23,988)
 Purchases of property, equipment, and leasehold improvements...................      (1,129)     (1,884)
 Proceeds from sale of property, equipment, and leasehold improvements..........          48           1
 Proceeds from sale of assets...................................................           -          46
                                                                                    --------    --------
 Net cash used by investing activities..........................................     (38,530)    (42,489)
                                                                                    --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits ......................................................     105,249      77,452
 Decrease in Federal funds purchased and securities sold
   under agreements to repurchase...............................................     (33,076)    (25,781)
 Net decrease in short and long-term borrowings and capital leases..............      (5,469)    (11,240)
 Exercise of stock options......................................................         100         205
 Dividends on common stock......................................................      (2,658)     (1,484)
 Repurchase fractional shares...................................................          (3)         (3)
                                                                                    --------    --------
 Net cash provided by financing activities......................................      64,143      39,149
                                                                                    --------    --------

 Decrease in cash and cash equivalents..........................................      30,174       1,246
 Cash and cash equivalents, beginning of period.................................      46,192      48,128
                                                                                    --------    --------
 Cash and cash equivalents, end of period.......................................    $ 76,366    $ 49,374
                                                                                    ========    ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest ........................................................    $ 25,149    $ 21,242
                                                                                    ========    ========

 Cash paid for income taxes.....................................................    $  4,014    $  3,907
                                                                                    ========    ========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
 Acquisition of collateral in satisfaction of loans.............................    $  1,050    $    335
                                                                                    ========    ========
 Adjustment to market value of securities available for sale, net
   of deferred income taxes.....................................................    $    167    $     78
                                                                                    ========    ========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE B - COMMITMENT AND CONTINGENCIES
-------------------------------------

The Company's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. Under Statement 130, the Company will report changes in realized gains and losses attributable to available for sale securities as components of comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997, and requires comparative financial information presented for prior periods to be reclassified to conform to the requirements of the statement. As a result of implementing Statement 130, the Company recorded other comprehensive income, net of taxes, of $167,000 and $78,000 for the six months ended June 30, 1998 and 1997, respectively. These amounts had previously been reported as a direct change in stockholders equity and relate to the change in unrealized gains (losses) on securities available for sale.

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

Accounting for Derivatives

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement 133) which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. This statement is effective for fiscal years beginning after June 15, 1999.

NOTE D-MERGERS AND ACQUISITIONS
-------------------------------

On May 29, 1998, Public Bank Corporation ("Public"), a one bank holding company headquartered in St. Cloud Florida, was merged with and into the Company (the "Public Merger"). Pursuant to the Public Merger, each share of Public common stock was converted into .2353134 shares of the Company's common stock for a total of 549,913 shares of the Company's common stock issued to Public shareholders. The Public Merger was accounted for as a pooling of interests.

Separate results of ANB and Public are presented below:

                          Three months ended   Three months ended     Six months ended     Six months ended
                             June 30, 1998       June 30, 1997         June 30, 1998         June 30, 1997
                          ------------------   ------------------     ----------------     ----------------
Net interest income
    ANB                       $12,212              $11,827                $23,791               $23,377
    Public                        624                  580                  1,282                 1,177
                              -------              -------                -------               -------
As currently reported         $12,836              $12,407                $25,053               $24,554

Net income
    ANB                       $ 3,925              $ 2,827                $ 7,654               $ 5,962
    Public                        222                  211                    463                   411
                              -------              -------                -------               -------
As currently reported         $ 4,147              $ 3,038                $ 8,117               $ 6,373

On June 8, 1998, the Company entered into a merger agreement (the "CFC Merger Agreement") with Community Financial Corporation ("CFC"), headquartered in Mableton Georgia. Under terms of the CFC Merger Agreement, CFC will be merged with and into the Company. The Company will issue approximately 1,076,000 shares of Company common stock to existing CFC shareholders on a ratio of 0.351807 shares of Company common stock for each share of CFC common stock. Upon consummation, Georgia State Bank, CFC's operating bank subsidiary, will become a wholly owned subsidiary of the Company. CFC had assets of $123.7 million at June 30, 1998. The merger with CFC is expected to be completed by October 31, 1998, subject to CFC shareholder approval and certain regulatory approvals, and is expected to be accounted for as a pooling of interests.

NOTE E-EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the 1998 and 1997 six months and the 1998 and 1997 quarters.


                        ALABAMA NATIONAL BANCORPORATION
                 COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
                   (In thousands, except per share amounts)
                   ----------------------------------------

                                                                           PER SHARE
                                                          INCOME   SHARES   AMOUNT
 THREE MONTHS ENDED JUNE 30, 1998
 Basic EPS net income .................................   $4,147   9,201    $0.45
                                                                            =====
 Effect of dilutive securities options ................        -     279
                                                          ------   -----
 Diluted EPS...........................................   $4,147   9,480    $0.44
                                                          ======   =====    =====

 THREE MONTHS ENDED JUNE 30, 1997
 Basic EPS net income .................................   $3,038   9,147    $0.33
                                                                            =====
 Effect of dilutive securities options ................        -     309
                                                          ------   -----
 Diluted EPS...........................................   $3,038   9,456    $0.32
                                                          ======   =====    =====

 SIX MONTHS ENDED JUNE 30, 1998
 Basic EPS net income .................................   $8,117   9,199    $0.88
                                                                            =====
 Effect of dilutive securities options ................        -     271
                                                          ------   -----
 Diluted EPS...........................................   $8,117   9,470    $0.86
                                                          ======   =====    =====

 SIX MONTHS ENDED JUNE 30, 1997
 Basic EPS net income .................................   $6,373   9,134    $0.70
                                                                            =====
 Effect of dilutive securities options ................        -     308
                                                          ------   -----
 Diluted EPS...........................................   $6,373   9,442    $0.67
                                                          ------   -----    -----

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION
---------------------

The following is a discussion and analysis of the consolidated financial condition of the Company at June 30, 1998, and the results of its operations for the three and six month periods ended June 30, 1998 and 1997. On November 30, 1997, First American Bancorp ("FAB"), a one bank holding company headquartered in Decatur, Alabama, was merged with and into the Company, pursuant to which each share of FAB common stock was converted into .7199 shares of the Company's common stock, for a total of 2,071,966 shares of Company common stock issued to FAB shareholders. On May 29, 1998, Public Bank Corporation ("Public"), a one bank holding company headquartered in St. Cloud Florida, was merged with and into the Company, pursuant to which each share of Public common stock was converted into .2353134 shares of the Company's common stock, for a total of 549,913 shares of Company common stock issued to Public shareholders. The FAB and Public Mergers were each accounted for as a pooling of interests and accordingly, financial statements for all periods have been restated to reflect the results of operations of the Company on a combined basis from the earliest period presented, except for dividends per share.

This information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PERFORMANCE OVERVIEW
--------------------

The Company's net income was $4.15 million for the second quarter of 1998 (the "1998 quarter") compared to $3.04 million for the second quarter of 1997 (the "1997 quarter"). Net income for the six month period ended June 30, 1998 (the "1998 six months") was $8.12 million compared to $6.37 million for the six months ended June 30, 1997 (the "1997 six months"). Net income per diluted common share for the 1998 and 1997 quarters was $.44 and $.32, respectively. For the 1998 six months, net income per diluted common share was $.86 compared to $.67 for the 1997 six months.

The annualized return on average assets for the Company was 1.19% for the 1998 six months compared to 1.10% for the 1997 six months. The annualized return on average stockholders' equity increased for the 1998 six months to 15.18%, as compared to 13.25% for the 1997 six months. Book value per share at June 30, 1998 was $11.86, an increase of $.61 from December 31, 1997. Tangible book value per share at June 30, 1998 was $10.94, an increase of $.64 from year end 1997. The Company paid cash dividends of $.30 on common shares in the 1998 six months, compared to $.23 on common shares in the 1997 six months.

NET INCOME
----------

The principal reason for the increase in net income for the 1998 quarter and the 1998 six months, compared to the same periods in 1997, was the growth in fee based divisions of the Company and a reduction in the provision for loan losses. Total noninterest income increased by $2.4, or 56.2%, to $6.8 million during the 1998 quarter from $4.3 million during the 1997 quarter. Total noninterest income increased to $13.6 million during the 1998 six months from $9.0 million during the 1997 six months, an increase of $4.5 million, or 49.9%. As a result of eliminating the indirect dealer lending and sub-prime lending portfolios associated with FAB, the Company recorded a provision for loan losses of $243,000 during the 1998 quarter, compared with $1.2 million during the 1997 quarter and a provision for loan losses of $523,000 during the 1998 six months compared with $1.7 million during the 1997 six months.

The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. The Company's net interest income totaled $12.8 million during the 1998 quarter, an increase of $429,000 over the 1997 quarter. During the 1998 six months, net interest income totaled $25.1 million, an increase of $499,000 over the 1997 six months. The Company's net interest income increased primarily as a result of the recovery of interest associated with the collection of previously charged-off loans totaling $523,000 during the 1998 quarter and $567,000 during the 1998 six months. Average earning assets for the 1998 six months increased by approximately $134.4 million and average interest-bearing liabilities increased by approximately $136.9 million. The Company's net interest income increased because of an increase in average loans, despite faster growth of interest-bearing liabilities compared with interest earning assets. The average taxable equivalent rates earned on assets were 8.43% for the 1998 six months compared to 8.68% for the 1997 six months. The average rates paid on interest-bearing liabilities were 4.78% for the 1998 six months compared to 4.65% for the 1997 six months. Accordingly, the net interest margin for the 1998 six months was 4.17% compared to 4.60% for the 1997 six months. Absent a change in the interest rate environment, management expects continued pressure on the net interest margin.

The following table depicts, on a taxable equivalent basis for the 1998 and 1997 six months, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (AMOUNTS IN THOUSANDS, EXCEPT YIELDS AND RATES)

                                                                   SIX MONTHS ENDED JUNE 30,
                                              ------------------------------------------------------------------
                                                              1998                             1997
                                              --------------------------------   -------------------------------
                                                AVERAGE      INCOME/    YIELD/    AVERAGE     INCOME/     YIELD/
ASSETS:                                         BALANCE      EXPENSE     RATE     BALANCE     EXPENSE      RATE
                                              -----------   ---------   ------   ----------   ---------   ------
 Earning assets:
 Loans (1) (3)...............................  $  891,015    $40,850     9.17%   $  821,478    $38,242     9.31%
 Securities:
  Taxable....................................     194,878      6,193     6.36       167,009      5,386     6.45
  Tax exempt.................................      31,566      1,235     7.82        30,832      1,317     8.54
 Cash balances in other banks................       2,158         64     5.93           172          5     5.81
 Funds sold..................................      76,105      2,149     5.65        44,565      1,291     5.79
 Trading account securities..................       5,348        158     5.91         2,588         69     5.33
                                               ----------    -------             ----------    -------
     Total earning assets (2)................   1,201,070     50,649     8.43     1,066,644     46,310     8.68
                                               ----------    -------             ----------    -------
 Cash and due from banks.....................      45,538                            40,260
 Premises and equipment......................      30,917                            30,628
 Other assets................................      98,782                            36,766
 Allowance for loan losses...................     (13,551)                          (11,612)
                                               ----------                        ----------
  Total assets...............................  $1,362,756                        $1,162,686
                                               ----------                        ----------

 LIABILITIES:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts.....  $  135,350      1,873     2.77    $  154,955      2,267     2.93
   Savings deposits..........................     270,134      5,194     3.85       197,906      3,506     3.54
   Time deposits.............................     454,875     12,715     5.59       441,013     12,102     5.49
   Funds purchased...........................     138,873      3,748     5.40        73,178      1,941     5.30
   Other short-term borrowings...............      35,342      1,083     6.13        31,320        958     6.12
   Long-term debt............................      16,454        504     6.13        15,775        458     5.81
                                               ----------    -------             ----------    -------
     Total interest-bearing liabilities......   1,051,028     25,117     4.78       914,147     21,232     4.65
                                               ----------    -------     ----    ----------    -------     ----
 Demand deposits.............................     158,189                           136,687
 Accrued interest and other liabilities......      46,619                            15,687
 Stockholders' equity........................     106,920                            96,166
                                               ----------                        ----------
     Total liabilities and stockholders'
      equity.................................  $1,362,756                        $1,162,687
                                               ==========                        ==========

 Net interest spread.........................                            3.65%                             4.03%
                                                                         ====                              ====
 Net interest income/margin on
  a taxable equivalent basis.................                 25,532     4.25%                  25,078     4.70%
                                                                         ====                              ====
 Tax equivalent adjustment (2)...............                    479                               524
                                                             -------                           -------
 Net interest income/margin..................                $25,053     4.17%                 $24,554     4.60%
                                                             =======     ====                  =======     ====

---------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,107,000 and $1,212,000 are included in interest and fees on loans for the six months ended June 30, 1998 and 1997, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 1998 six months compared to the 1997 six months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.


                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (AMOUNTS IN THOUSANDS)

                                                         JUNE 30,
                                               -----------------------------
                                                   1998 COMPARED TO 1997
                                                      VARIANCE DUE TO
                                               -----------------------------
                                                 VOLUME  YIELD/RATE   TOTAL
                                               -----------------------------
 EARNING ASSETS:
 Loans......................................      $3,191    $  (583)   $2,608
 Securities:
   Taxable..................................         883        (76)      807
   Tax exempt...............................          31       (113)      (82)
 Cash balances in other banks...............          59          -        59
 Funds sold.................................         890        (32)      858
 Trading account securities.................          80          9        89
                                                  ------    -------    ------
      Total interest income.................       5,134       (795)    4,339

 INTEREST-BEARING LIABILITIES:
 Interest-bearing transaction accounts......        (275)      (119)     (394)
 Savings and money market deposits..........       1,361        327     1,688
 Time deposits..............................         388        225       613
 Funds purchased............................       1,769         38     1,807
 Other short-term borrowings................         123          2       125
 Long-term debt.............................          20         26        46
                                                  ------    -------    ------
       Total interest expense...............       3,386        499     3,885
                                                  ------    -------    ------
       Net interest income on  a taxable
         equivalent basis...................      $1,748    $(1,294)      454
                                                  ======    =======
 Taxable equivalent adjustment..............                               45
                                                                       ------
 Net interest income........................                           $  499
                                                                       ======


Net revenue from earning assets during the 1998 six months increased $499,000 or 2.0%, over the corresponding period in 1997 attributable to the growth in loan volume.

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was $243,000 for the 1998 quarter, compared with $1.2 million in the 1997 quarter. The provision for loan losses was $523,000 for the 1998 six months, compared to $1.7 million in the 1997 six months. The ability to establish a lower provision in the 1998 quarter and 1998 six months relates to elimination of the indirect automobile lending and sub-prime lending portfolios associated with FAB. In addition, the Company's loan loss experience was favorable in the first six months of 1998, with recoveries exceeding charge-offs by $295,000 for the 1998 six months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.56% at June 30, 1998, compared to 1.52% at December 31, 1997.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                     -------------

Total noninterest income for the 1998 quarter was $6.8 million, compared to $4.3 million for the 1997 quarter. For the 1998 six months, noninterest income increased to $13.6 million, compared to $9.0 million for the 1997 six months. Noninterest income includes service charges on deposits, investment services revenues, trust department revenues, and fees relating to the sale and origination of mortgage loans. Service charges on deposits for the 1998 quarter were $1.5 million, compared with $1.3 million for the 1997 quarter. For the 1998 six months, service charges were $2.9 million, compared with $2.7 million for the 1997 six months. Reflecting good demand for debt securities, revenue in the investment services division totaled $2.7 million in the 1998 quarter and $1.7 million the 1997 quarter, and totaled $5.8 million in the 1998 six months, compared to $3.7 million in the 1997 six months. Trust fees increased $188,000 in the 1998 quarter compared to the 1997 quarter and increased $233,000 for the 1998 six months, when compared with the 1997 six months. Fees relating to the sale and origination of mortgage loans totaled $897,000 in the 1998 quarter compared with $372,000 in the 1997 quarter and $1.7 million in the 1998 six months compared with $632,000 during the 1997 six months. Other noninterest income increased $278,000 in the 1998 quarter when compared to the 1997 quarter and increased $471,000 for the 1998 six months when compared with the 1997 six months.

Noninterest expense was $13.3 million for the 1998 quarter, compared to $11.2 million for the 1997 quarter. For the 1998 six months, noninterest expense was $26.3 million, compared to $22.5 million for the 1997 six months. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $7.9 million for the 1998 quarter, compared to $6.3 million for the 1997 quarter. For the 1998 six months, salaries and employee benefits were $15.7 million compared to $12.7 million in the 1997 six months. The increase in salaries and employee benefits is primarily attributable to additional sales volume in the investment services and mortgage origination divisions of the Company, as much of the compensation in these divisions is commission-based. Occupancy and equipment expense totaled $1.5 million in the 1998 quarter and $1.4 million in the 1997 quarter. For the 1998 six months, occupancy and equipment expenses totaled $3.0 million compared to $2.8 million during the 1997 six months. Other noninterest expense increased to $4.0 million in the 1998 quarter, compared with $3.4 million in the 1997 quarter. Other noninterest expense was $7.7 million in the 1998 six months and $7.0 million in the 1997 six months. Other noninterest expense includes merger related charges of $196,000 and $271,000 in the 1998 quarter and 1998 six months, respectively.

Income tax expense was $1.9 million for the 1998 quarter compared to $1.3 for the 1997 quarter, reflecting higher taxable income. For the 1998 six months, income tax expense was $3.6 million, compared to $3.0 million for the 1997 six months, which also reflects higher taxable income. The effective tax rates for the 1998 quarter and the 1998 six months were 31.6% and 31.0%, respectively.


EARNING ASSETS
--------------

Loans comprised the largest single category of the Company's earning assets on June 30, 1998. Loans, net of unearned income, were $903.3 million or 65.8% of total assets at June 30, 1998, compared to $873.3 million or 65.9% at December 31, 1997. Loans grew $30 million, or 3.4%, during the 1998 six months.

Investment securities decreased $12.9 million in the 1998 six months, substantially all of which is attributable to paydowns of mortgage backed securities.

Securities available for sale increased $20.5 million in the 1998 six months. Purchases of available for sale securities totaled $60.3 million and maturities and calls of available for sale securities totaled $40.0 million. Write up to estimated market value of available for sale securities totaled $167,000, net of income taxes, during the 1998 six months.

Trading account securities, which totaled $2.0 million at June 30, 1998, are securities owned by the Company prior to delivery to the Company's customers. It is the policy of the Company to limit positions in such securities to reduce its exposure to market and interest rate changes . Federal funds sold and securities purchased under agreements to resell totaled $56.9 million at June 30, 1998 and $55.5 at December 31, 1997.

DEPOSITS AND OTHER FUNDING SOURCES
----------------------------------

Deposits increased $105.2 million from year-end 1997, to $1.1 billion at June 30, 1998. Primarily all of the growth in deposits are related to consumer savings and money market accounts.

Federal funds purchased and securities sold under agreements to repurchase totaled $106.0 million at June 30, 1998, a decrease of $33.1 million from December 31, 1997. The Treasury tax and loan account decreased to $6.2 million at June 30, 1998, compared with $6.8 million at December 31, 1997. Short-term borrowings at June 30, 1998 totaled $12.9 million, representing a note payable to an independent bank. The note payable balance was $15.3 million at December 31, 1997.

The Company's long-term debt at June 30, 1998 and December 31, 1997 is summarized as follows:

                                                                             June 30,    December 31,
                                                                               1998         1997
                                                                             --------    ------------

FHLB debt due May 24, 1999; varies with LIBOR; collateralized
by FHLB stock and certain first mortgage loans.............................  $ 9,200      $ 9,200

FHLB debt due July 11, 2002; bears interest at 5.78%; convertible at the option of the FHLB on July 12, 1999 to a three-month LIBOR
advance; collateralized by FHLB stock and certain first mortgage loans.....    5,000        5,000

FHLB debt due June 18, 2003; bears interest at 5.40%; convertible at the option of the FHLB on June 18, 2000 to a three-month LIBOR
advance; collateralized by FHLB stock and certain first mortgage loans.....    5,000

FHLB debt due March 26, 2008; bears interest at 5.51%; convertible at the option of the FHLB on March 26, 2003 to a three-month LIBOR
advance; collateralized by FHLB stock and certain first mortgage loans.....    5,000

Capital lease obligations..................................................      372          387
                                                                             -------      -------
                                                                             $24,572      $14,587
                                                                             =======      =======

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

At June 30, 1998, nonperforming assets totaled $5.7 million, a decrease of $1.3 million from December 31, 1997. Nonperforming assets as a percentage of loans plus other real estate were .63% at June 30, 1998 compared to .80% at December 31,1997. The reduction in the level of nonperforming assets is consistent with the elimination of the indirect automobile and sub-prime lending portfolios associated with the FAB.

                                      NONPERFORMING ASSETS
                            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                  June 30,      December 31,
                                                                   1998             1997
                                                                 ---------       ----------
 Nonaccrual loans.............................................    $ 3,751          $ 4,178
 Restructured loans...........................................        556            1,052
 Loans past due 90 days or more and still accruing............          -                -
                                                                  -------          -------
   Total nonperforming loans..................................      4,307            5,230

 Other real estate owned......................................      1,360            1,756
                                                                  -------          -------
   Total nonperforming assets.................................    $ 5,667          $ 6,986
                                                                  =======          =======

 Allowance for loan losses to period-end loans................       1.56%            1.52%

 Allowance for loan losses to period-end
   nonperforming loans........................................     327.75           254.26

 Allowance for loan losses to period-end
   nonperforming assets.......................................     249.09           190.35

 Net charge-offs (recoveries) to average loans................      (0.07)            0.14

 Nonperforming assets to period-end loans
   and other real estate owned................................       0.63             0.80

 Nonperforming loans to period-end loans......................       0.48             0.60


Net loan recoveries for the 1998 six months totaled $295,000, or .07% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.56% at June 30, 1998 compared to 1.52% at December 31, 1997. The following table analyzes activity in the allowance for loan losses for the 1998 six months.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)


 Allowance for loan losses at
      beginning of period.....................   $13,298

 Charge-offs:
      Commercial, financial and agricultural..       108
      Real estate - mortgage..................       111
      Consumer................................       786
                                                 -------
       Total charge-offs......................     1,005
                                                 -------
  Recoveries:
      Commercial, financial and agricultural..       822
      Real estate - mortgage..................       225
      Consumer................................       253
                                                 -------
       Total recoveries.......................     1,300
                                                 -------
       Net charge-offs........................      (295)

  Provision for loan losses...................       523
                                                 -------

  Allowance for loan losses at
      period-end..............................   $14,116
                                                 =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 1998 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates the Company's interest rate sensitivity at June 30, 1998, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)

                                                                                     JUNE 30, 1998
                                                    -----------------------------------------------------------------------------
                                                                  AFTER ONE   AFTER THREE
                                                                   THROUGH      THROUGH
                                                    WITHIN ONE      THREE        TWELVE      WITHIN ONE   GREATER THAN
                                                       MONTH        MONTHS       MONTHS         YEAR        ONE YEAR        TOTAL
                                                    ----------     -------      -------      ----------   ------------    ----------
 ASSETS:
 Earning assets:
  Loans (1).......................................    $397,943       $79,215    $ 141,571     $ 618,729       $280,855    $  899,584
  Securities (2)..................................      26,651        15,339       60,282       102,272        124,550       226,822
  Interest-bearing deposits in
   other banks....................................         209             -            -           209              -           209

  Funds sold......................................      56,876             -            -        56,876              -        56,876
                                                      --------       -------    ---------     ---------       --------    ----------
    Total interest-earning assets.................    $481,679       $94,554    $ 201,853     $ 778,086       $405,405    $1,183,491


 LIABILITIES:
 Interest-bearing liabilities:
  Interest-bearing deposits:
   Demand deposits................................    $     -        $     -    $ 177,891     $ 177,891       $      -    $  177,891
   Savings deposits...............................     276,791             -            -       276,791              -       276,791
   Time deposits (3)..............................      71,662        73,620      243,121       388,403         73,342       461,745
  Funds purchased.................................     106,042             -            -       106,042              -       106,042
  Short-term borrowings (4).......................      19,058             -            -        19,058              -        19,058
  Long-term debt..................................       9,202             4           18         9,224         15,348        24,572
                                                      --------       -------    ---------     ---------       --------    ----------
     Total interest-bearing liabilities...........    $482,755       $73,624    $ 421,030     $ 977,409       $ 88,690    $1,066,099
                                                      --------       -------    ---------     ---------       --------    ----------


 Period gap.......................................    $ (1,076)      $20,930    $(219,177)    $(199,323)      $316,715
                                                      ========       =======    =========     =========       ========

 Cumulative gap...................................    $ (1,076)      $19,854    $(199,323)    $(199,323)      $117,392    $  117,392
                                                      ========       =======    =========     =========       ========    ==========

 Ratio of cumulative gap to total
  earning assets..................................       (0.09)%        1.68%      (16.84)%      (16.84)%         9.92%

----------------------------
 (1)  Excludes nonaccrual loans of $3,751,000.
 (2)  Excludes investment equity securities of $5,309,000.
 (3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
 (4)  Includes treasury, tax and loan account of $6,158,000.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At June 30, 1998, mortgage backed securities totaling $183.8 million, or 13.4% of total assets and essentially every loan, net of unearned income, (totaling $903.3 million, or 65.8% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.08 billion, or 78.6%, of total assets at June 30, 1998. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by the Company in its simulation analysis. Specifically, the Company's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis.
Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during the 1998 six months. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for the 1998 six months and the future impact of market risk on the Company's net interest margin may differ from that found in the table.


                                  MARKET RISK
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)


                                                         Change from
                                       Net Interest   1997 Net Interest
Change in prevailing Interest Rates    Income Amount    Income Amount
-------------------------------------  -------------  ------------------

 + 200 basis points..................        $27,142          8.34 %
 + 100 basis points..................         26,100          4.18
     0 basis points..................         25,053            --
 - 100 basis points..................         24,254         (3.19)
 - 200 basis points..................         23,455         (6.38)


LIQUIDITY AND CAPITAL ADEQUACY
------------------------------

The Company's net loan to deposit ratio was 82.4% at June 30, 1998, compared to 88.4% at year end 1997. The Company's liquid assets as a percentage of total deposits were 12.4% at June 30, 1998, compared to 10.7% at year-end 1997. At June 30, 1998, the Company had unused federal funds lines of approximately $97.0 million, unused lines at the Federal Home Loan Bank of $53.7 million and an
unused credit line at an independent bank of $7.1 million.   Management analyzes
the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

The Company's stockholders' equity increased by $5.8 million from December 31, 1997 to $109.3 million at June 30, 1998. This increase was attributable to:

 Net income .............................................    $ 8,117,000

 Increase in unrealized gain on securities
   available for sale, net of deferred income taxes .....        167,000

 Cash dividends declared ................................     (2,658,000)

 Exercise of options ....................................        100,000

 Payment for fractional shares  .........................         (3,000)

 Decrease in unearned restricted stock ..................         46,000
                                                              -----------

   Net increase .........................................     $5,769,000
                                                              ===========

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of the Company and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at June 30, 1998. Under the capital guidelines of their regulators, the Company and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Company and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of the Company and each subsidiary bank at June 30, 1998:


                                              TIER 1 RISK      TOTAL RISK          TIER 1
                                                  BASED           BASED           LEVERAGE
                                                 ------          -------          --------
 Alabama National BanCorporation..........        8.87 %          10.11%             6.63%

 National Bank of Commerce of Birmingham..        9.94            11.19              7.40
 Alabama Exchange Bank....................       12.55            13.48              7.02
 Bank of Dadeville........................       12.23            13.12              8.80
 Citizens & Peoples Bank, N.A.............       31.83            32.48             19.78
 First American Bank......................       10.63            11.88              8.95
 First Citizens Bank, N.A.................       13.35            14.50              8.00
 First Gulf Bank..........................        8.48             9.51              7.00
 Public Bank..............................       16.71            17.96              9.45
 Required minimums........................        4.00             8.00              4.00

Part II Other Information

          Item 4 - Submission of Matters to a Vote of Security-Holders

The Company held its Annual Meeting of Stockholders on April 23, 1998. At the meeting, the stockholders of the Company were asked to vote on two matters. The first was the election of 13 directors to serve until the next annual meeting of stockholders and their successors are elected and qualified. The second matter requiring shareholder approval was a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 17,500,000 shares. The results of the shareholder voting on these matters are summarized as follows:

                                                              FOR     AGAINST  ABSTAIN
                                                           ---------  -------  -------
 Election of directors:

 Dan M. David............................................. 7,140,263    14,261      -

 T. Morris Hackney........................................ 7,140,508    14,016      -

 John H. Holcomb, III..................................... 7,012,508   142,016      -

 John D. Johns............................................ 7,141,708    12,816      -

 John J. McMahon, Jr...................................... 7,019,336   135,188      -

 C. Phillip McWane........................................ 6,882,788   271,736      -

 William D. Montgomery.................................... 7,141,708    12,816      -

 Drayton Nabers, Jr....................................... 7,141,708    12,816      -

 C. Lloyd Nix............................................. 7,141,608    13,916      -

 Victor E. Nichol, Jr..................................... 7,141,708    12,816      -

 G. Ruffner Page, Jr...................................... 7,141,460    13,064      -

 William E. Sexton........................................ 7,141,708    12,816      -

 W. Stancil Starnes....................................... 7,141,708    12,816      -

Approval of amendment to Certificate of Incorporation
increasing authorized shares of Company common stock
to 17,500,000 shares...................................... 7,091,360    55,146   8,018

          Item 5 - Other Information

Shareholder proposals submitted to the Company in compliance with SEC Rule 14a-8 (which concerns shareholder proposals that are requested to be included in a company's proxy statement) must be received at the Company's executive offices on or before December 24, 1998. Pursuant to SEC Rules 14a-4 and 14a-5 (which, among other things, concern the exercise of discretionary voting authority with respect to shareholder proposals other than proposals that have been requested to be included in the Company's proxy statement) shareholders are advised that under the advance notice provisions of the Company's bylaws a shareholder proposal will be considered untimely if provided to the Company after February 14, 1999.

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

                 Exhibit 3.1B - Certificate of Merger (filed as an Exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

                 Exhibit 3.1C - Certificate of Amendment of Certificate of
                                Incorporation dated April 23, 1998 (filed as an Exhibit to the Company's Report of Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

                  Exhibit 3.2 - Bylaws (filed as an Exhibit to the Company's
                                Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

                 Exhibit 10.1 - Agreement and Plan of Merger between the Company and Community Financial Corporation dated June 8, 1998 (filed as an Exhibit to the Company's Registration Statement on Form S-4, (Commission File No. 333-59813) and is incorporated herein by reference).

                  Exhibit 11 -  Computation of Earnings Per Share

                  Exhibit 27 -  Financial Data Schedules (for SEC use only)

(b)  Reports on Form 8-K

     Report on Form 8-K filed June 11, 1998 to report the Company's proposed merger with Community Financial Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALABAMA NATIONAL BANCORPORATION


DATE:   August 11, 1998  /s/John H. Holcomb, III
        ---------------  -----------------------
                         John H. Holcomb, III, its Chairman and
                         Chief Executive Officer



DATE:   August 11, 1998  /s/ William E. Matthews, V
        ---------------  ---------------------------
                         William E. Matthews, V, its Executive Vice President and Chief Financial Officer