Form 10-Q
period 1998-09-30
ALABAMA NATIONAL BANCORPORATION
filed 1998-11-13
CIK 926966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                  Yes X    No
                                     ---     ---
            Indicate the number of shares outstanding of each of the
                 registrant's classes of common stock, as of the
                            latest practicable date.

            Class                        Outstanding at November 11, 1998
            -----                        --------------------------------
Common Stock, $1.00 Par Value                      10,495,415

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                              PAGE
-----------------------------                                              ----
Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Condition
        September 30, 1998 and December 31, 1997. . . . . . . . . . . . . . . 3

        Consolidated Statements of Income
        Three Month Periods Ended September 30, 1998 and 1997;
        Nine month periods ended September 30, 1998 and 1997. . . . . . . . . 4

        Consolidated Statements of Other Comprehensive Income
        Three Month Periods Ended September 30, 1998 and 1997;
        Nine Month Periods Ended September 30, 1998 and 1997. . . . . . . . . 8

        Consolidated Statements of Cash Flows
        Nine Month Periods Ended September 30, 1998 and 1997. . . . . . . . . 9

        Notes to the Unaudited Consolidated Financial Statements,
        September 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . 10



Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . . . 13

PART II. OTHER INFORMATION
--------------------------
Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 26

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

FORWARD-LOOKING INFORMATION
---------------------------

Statements contained in this Quarterly Report on form 10-Q which are not historical facts are forward-looking statements. In addition, Alabama National, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National's best judgement based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National's Securities and Exchange Commission filings and other public announcements. With respect to the adequacy of the allowance for loan losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets.

Part I - Financial Information

                   Item 1 - Financial Statements (Unaudited)
               Alabama National BanCorporation and Subsidiaries Consolidated Statements of Condition (Unaudited)
               ------------------------------------------------

                                                                                          September 30, 1998    December 31, 1997
                                                                                          ------------------    -----------------
                                                                                                        (In thousands)
Assets
    Cash and due from banks ............................................................      $    47,324          $    46,192
    Interest-bearing deposits in other banks ...........................................              381                2,391
    Investment securities (estimated market values of $41,932 and $65,521)..............           41,260               65,003
    Securities available for sale ......................................................          230,348              157,504
    Trading securities .................................................................            9,585                  399
    Federal funds sold and securities purchased under resell agreements ................           61,904               55,545
    Loans ..............................................................................          927,458              875,430
    Unearned income ....................................................................           (1,271)              (2,102)
                                                                                              -----------          -----------
    Loans, net of unearned income ......................................................          926,187              873,328
    Allowance for loan losses ..........................................................          (14,320)             (13,298)
                                                                                              -----------          -----------
    Net loans ..........................................................................          911,867              860,030
    Property, equipment and leasehold improvements, net ................................           32,731               32,830
    Intangible assets ..................................................................            8,351                8,726
    Cash surrender value of life insurance .............................................           26,836               25,842
    Other assets .......................................................................          106,892               70,130
                                                                                              -----------          -----------
    Totals .............................................................................      $ 1,477,479          $ 1,324,592
                                                                                              ===========          ===========

Liabilities and Stockholders' Equity
    Deposits:
      Noninterest bearing ..............................................................      $   172,651          $   156,035
      Interest bearing .................................................................          887,228              817,389
                                                                                              -----------          -----------
    Total deposits .....................................................................        1,059,879              973,424
    Federal funds purchased and securities sold under repurchase agreements ............          173,417              139,118
    Treasury, tax and loan account .....................................................            6,027                6,762
    Short-term borrowings ..............................................................           22,200               27,750
    Accrued expenses and other liabilities .............................................           86,405               59,451
    Long-term debt .....................................................................           15,344               14,587
                                                                                              -----------          -----------
    Total liabilities ..................................................................        1,363,272            1,221,092

    Common stock, $1 par, authorized 17,500,000 shares; issued 9,419,383 and
      9,198,120 shares at September 30, 1998 and
      December 31, 1997, respectively ..................................................            9,419                9,198
    Additional paid-in capital .........................................................           66,277               65,241
    Retained earnings ..................................................................           37,110               28,696
    Unearned restricted stock ..........................................................              (23)                 (92)
    Accumulated other comprehensive income, net of tax .................................            1,424                  457
                                                                                              -----------          -----------
    Total stockholders' equity .........................................................          114,207              103,500
                                                                                              -----------          -----------
    Totals .............................................................................      $ 1,477,479          $ 1,324,592
                                                                                              ===========          ===========

See accompanying notes to unaudited consolidated financial statements

                Alabama National BanCorporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (In thousands, except per share data)

                                                                    For the three months
                                                                    ended September 30,
                                                                    --------------------
                                                                 1998                  1997
                                                                 ----                  ----
Interest income:
    Interest and fees on loans ............................   $ 20,401             $ 19,900
    Interest on securities ................................      3,820                3,273
    Interest on deposits in other banks ...................         31                    3
    Interest on trading securities ........................         33                   42
    Interest on Federal funds sold and securities purchased
      under resell agreements .............................        970                  727
                                                              --------             --------
Total interest income .....................................     25,255               23,945
Interest expense
    Interest on deposits ..................................     10,365                9,214
    Interest on Federal funds purchased and securities sold
      under repurchase agreements .........................      1,816                1,068
    Interest on long and short-term borrowings ............        621                  832
                                                              --------             --------
Total interest expense ....................................     12,802               11,114
                                                              --------             --------
Net interest income .......................................     12,453               12,831
Provision for loan losses .................................        222                  364
                                                              --------             --------
Net interest income after provision for loan losses .......     12,231               12,467

Noninterest income:
    Securities gains ......................................          3                    8
    Service charges on deposit accounts ...................      1,567                1,418
    Investment services ...................................      2,557                2,170
    Trust department income ...............................        510                  500
    Origination and sale of mortgage loans ................        990                  401
    Gain (loss) on disposal of assets .....................         11                  (81)
    Other .................................................        923                  491
                                                              --------             --------
Total noninterest income ..................................      6,561                4,907

                Alabama National BanCorporation and Subsidiaries
            Consolidated Statements of Income (Unaudited) (Continued)
            ---------------------------------------------------------
                      (In thousands, except per share data)

                                                                                  For the three months
                                                                                   ended September 30,
                                                                                   -------------------
                                                                                1998              1997
                                                                                ----              ----
 Noninterest expense:
     Salaries and employee benefits ......................................       7,729             7,090
     Occupancy and equipment expenses ....................................       1,415             1,533
     Other ...............................................................       3,480             3,278
                                                                               -------           -------
 Total noninterest expense ...............................................      12,624            11,901
                                                                               -------           -------

 Income before provision for income taxes ................................       6,168             5,473
 Provision for income taxes ..............................................       1,810             1,911
                                                                               -------           -------
 Net income ..............................................................     $ 4,358           $ 3,562
                                                                               =======           =======

 Net income per common share (basic) ......................................    $   .47           $   .39
                                                                               =======           =======

 Weighted average common shares outstanding (basic) .......................      9,267             9,173
                                                                               =======           =======

 Net income per common share (diluted) ....................................    $   .46           $   .38
                                                                               =======           =======

 Weighted average common and common equivalent shares outstanding (diluted)      9,506             9,465
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

                                                                  For the nine months
                                                                  ended September 30,
                                                                  -------------------
                                                               1998                 1997
                                                               ----                 ----
Interest income:
    Interest and fees on loans ............................  $ 61,192             $ 58,066
    Interest on securities ................................    10,828                9,528
    Interest on deposits in other banks ...................        95                    8
    Interest on trading securities ........................       191                  111
    Interest on Federal funds sold and securities purchased
      under resell agreements .............................     2,528                2,018
                                                             --------             --------
Total interest income .....................................    74,834               69,731
Interest expense
    Interest on deposits ..................................    30,147               27,089
    Interest on Federal funds purchased and securities sold
      under repurchase agreements .........................     4,973                3,009
    Interest on long and short-term borrowings ............     2,208                2,248
                                                             --------             --------
Total interest expense ....................................    37,328               32,346
                                                             --------             --------
Net interest income .......................................    37,506               37,385
Provision for loan losses .................................       745                2,113
                                                             --------             --------
Net interest income after provision for loan losses .......    36,761               35,272

Noninterest income:
    Securities gains ......................................       174                   21
    Service charges on deposit accounts ...................     4,558                4,166
    Investment services ...................................     8,346                5,833
    Trust department income ...............................     1,567                1,324
    Origination and sale of mortgage loans ................     2,685                  777
    Gain on disposal of assets ............................       319                  (75)
    Other .................................................     2,465                1,902
                                                             --------             --------
Total noninterest income ..................................    20,114               13,948

               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)

                                                                                 For the nine months
                                                                                  ended September 30,
                                                                                  -------------------
                                                                               1998                 1997
                                                                               ----                 ----
 Noninterest expense:
     Salaries and employee benefits ......................................    23,425               19,782
     Occupancy and equipment expenses ....................................     4,380                4,356
     Other ...............................................................    11,141               10,281
                                                                             -------              -------
 Total noninterest expense ...............................................    38,946               34,419
                                                                             -------              -------

 Income before provision for income taxes ................................    17,929               14,801
 Provision for income taxes ..............................................     5,454                4,866
                                                                             -------              -------
 Net income ..............................................................   $12,475              $ 9,935
                                                                             =======              =======

Net income per common share (basic) ......................................   $  1.35              $  1.09
                                                                             =======              =======

Weighted average common shares outstanding (basic) .......................     9,221                9,147
                                                                             =======              =======

Net income per common share (diluted) ....................................   $  1.32              $  1.05
                                                                             =======              =======

Weighted average common and common equivalent shares outstanding (diluted)     9,483                9,449
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

                                                                        For the three months
                                                                         ended September 30,
                                                                         --------------------
                                                                      1998                 1997
                                                                      ----                 ----
Net income ...................................................      $ 4,358              $ 3,562
                                                                    -------              -------

Other comprehensive income:
    Unrealized gains on securities available for sale
    arising during the period.................................        1,247                  850

    Less: Reclassification adjustment for net gains
    included in net income....................................           (3)                  (8)
                                                                    -------              -------

Other comprehensive income, before tax .......................        1,244                  842

Provision for income taxes related to items of
    other comprehensive income ...............................          444                  270
                                                                    -------              -------

Other comprehensive income, net of tax .......................          800                  572
                                                                    -------              -------

Comprehensive income .........................................      $ 5,158              $ 4,134
                                                                    =======              =======

                                                                         For the nine months
                                                                         ended September 30,
                                                                         --------------------
                                                                      1998                 1997
                                                                      ----                 ----
Net income ...................................................      $12,475              $ 9,935
                                                                    -------              -------

Other comprehensive income:
    Unrealized gains on securities available for sale
    arising during the period.................................        1,552                1,076

    Less: Reclassification adjustment for net gains
    included in net income....................................          (44)                 (21)
                                                                    -------              -------

Other comprehensive income, before tax .......................        1,508                1,055

Provision for income taxes related to items of
    other comprehensive income ...............................          541                  405
                                                                    -------              -------

Other comprehensive income, net of tax .......................          967                  650
                                                                    -------              -------

Comprehensive income .........................................      $13,442              $10,585
                                                                    =======              =======

See accompanying notes to unaudited consolidated financial statements

                Alabama National BanCorporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                ------------------------------------------------

                                                                          For the nine months
                                                                           ended September 30,
                                                                          --------------------
                                                                           1998         1997
                                                                           ----         ----
                                                                            (In thousands)
Net cash flows provided by (used in) operating activities ...........   $  (3,734)   $  13,776

Cash flows from investing activities:
Purchases of investment securities ..................................          --       (3,580)
Proceeds from maturities of investment securities ...................      23,685       20,867
Purchases of securities available for sale ..........................    (144,605)     (55,280)
Proceeds from sale of securities available for sale .................         241        4,390
Proceeds from maturities of securities available for sale ...........      73,142       12,879
Net (increase) decrease in interest bearing deposits
    in other banks ..................................................       2,010       (1,852)
Net increase in Federal funds sold and securities purchased
    under resell agreements .........................................      (6,359)      (8,168)
Net increase in loans ...............................................     (53,632)     (30,823)
Purchases of property, equipment, and leasehold improvements ........      (2,137)      (3,472)
Proceeds from sale of property, equipment, and leasehold improvements          99            1
Proceeds from sale of assets ........................................          --           46
                                                                        ---------    ---------
Net cash used by investing activities ...............................    (107,556)     (64,992)
                                                                        ---------    ---------

Cash flows from financing activities:
Net increase in deposits ............................................      86,455       51,293
Increase in Federal funds purchased and securities sold
    under agreements to repurchase ..................................      34,299        9,665
Net decrease in short and long-term borrowings and capital leases ...      (5,528)      (7,116)
Proceeds from issuance of common stock ..............................          --          105
Exercise of stock options ...........................................       1,260         (437)
Dividends on common stock ...........................................      (4,061)      (2,232)
Repurchase fractional shares ........................................          (3)          (3)
                                                                        ---------    ---------
Net cash provided by financing activities ...........................     112,422       51,275
                                                                        ---------    ---------

Increase in cash and cash equivalents ...............................       1,132           59
Cash and cash equivalents, beginning of period ......................      46,192       48,128
                                                                        ---------    ---------
Cash and cash equivalents, end of period ............................   $  47,324    $  48,187
                                                                        =========    =========
Cash paid for income taxes ..........................................   $   4,014    $   2,775
                                                                        =========    =========

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans ..................   $   1,050    $     335
                                                                        =========    =========
Adjustment to market value of securities available for sale, net
    of deferred income taxes ........................................   $     967    $      14
                                                                        =========    =========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Form 10-K for the year ended December 31, 1997.

NOTE B - COMMITMENT AND CONTINGENCIES
-------------------------------------

Alabama National's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. Under Statement 130, Alabama National will report changes in realized gains and losses attributable to available for sale securities as components of comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997, and requires comparative financial information presented for prior periods to be reclassified to conform to the requirements of the statement. As a result of implementing Statement 130, Alabama National recorded other comprehensive income, net of taxes, of $967,000 and $650,000 for the nine months ended September 30, 1998 and 1997, respectively. These amounts had previously been reported as a direct change in stockholders equity and relate to the change in unrealized gains (losses) on securities available for sale.

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

Derivative Instruments and Hedging Activities

In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Statement 133 is effective for all fiscal quarters of fiscal years beginning at June 15, 1999, although early application is permitted. Management believes that the implementation of Statement 133 will have no effect on Alabama National's operations and consolidated financial statements.

Securitization of Mortgage Loans Held for Sale

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, ("Statement 134") an amendment to Statement 65, which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. Effective for the first fiscal quarter beginning after December 15, 1998, Statement 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Management believes that the implementation of Statement 134 will have no effect on Alabama National's operations and consolidated financial statements.

NOTE D-MERGERS AND ACQUISITIONS
-------------------------------

On May 29, 1998, Public Bank Corporation ("Public"), a one bank holding company headquartered in St. Cloud, Florida, was merged with and into Alabama National (the "Public Merger"). Pursuant to the Public Merger, each share of Public common stock was converted into 0.2353134 shares of Alabama National common stock for a total of 549,913 shares of Alabama National stock issued to Public shareholders. The Public Merger was accounted for as a pooling of interests.

On October 2, 1998, Community Financial Corporation ("Community Financial"), headquartered in Mabelton Georgia, was merged with and into Alabama National (the "Community Financial Merger"). Under terms of the Community Financial Merger, Alabama National issued 1,076,032 shares of Alabama National common stock to Community Financial shareholders on a ratio of 0.351807 shares of Alabama National common stock for each share of Community Financial common stock. Upon consummation of the Community Financial Merger, Georgia State Bank, the former bank subsidiary of Community Financial, became a wholly owned subsidiary of Alabama National. Community Financial had assets of $138.9 million at September 30, 1998. The merger with Community Financial was accounted for as a pooling of interests. Since the Community Financial Merger was consummated after September 30, 1998, Community Financial is not included in the consolidated financial information of Alabama National in this Quarterly Report on Form 10-Q.

On September 21, 1998, Alabama National entered into a merger agreement (the "Naples Merger Agreement") with Community Bank of Naples, National Association ("Naples"), located in Naples, Florida. Under terms of the Naples Merger Agreement, Naples will be merged with and into Citizens & Peoples Bank, N.A., a subsidiary of Alabama National. Alabama National will issue approximately 533,000 shares of its common stock to existing Naples shareholders on an exchange ratio of 0.53271 shares of Alabama National common stock for each share of Naples common stock. As of September 30, 1998, Naples had assets of $83.2 million. The merger with Naples is expected to be completed by December 31, 1998, subject to Naples' shareholder approval and certain regulatory approvals, and is expected to be accounted for as a pooling of interests.

NOTE E  - EARNINGS PER SHARE
----------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the 1998 and 1997 nine months and the 1998 and 1997 third quarters.

                                                                      Per Share
                                              Income       Shares      Amount

Three months ended September 30, 1998
Basic EPS net income .....................   $ 4,358        9,267      $  0.47
                                                                       =======
Effect of dilutive securities options ....        --          239
                                             -------      -------
Diluted EPS ..............................   $ 4,358        9,506      $  0.46
                                             =======      =======      =======

Three months ended September 30, 1997
Basic EPS net income .....................   $ 3,562        9,173      $  0.39
                                                                       =======
Effect of dilutive securities options ....        --          292
                                             -------      -------
Diluted EPS ..............................   $ 3,562        9,465      $  0.38
                                             =======      =======      =======

Nine months ended September 30, 1998
Basic EPS net income .....................   $12,475        9,221      $  1.35
                                                                       =======
Effect of dilutive securities options ....        --          262
                                             -------      -------
Diluted EPS ..............................   $12,475        9,483      $  1.32
                                             =======      =======      =======

Nine months ended September 30, 1997
Basic EPS net income .....................   $ 9,935        9,147      $  1.09
                                                                       =======
Effect of dilutive securities options ....        --          302
                                             -------      -------
Diluted EPS ..............................   $ 9,935        9,449      $  1.05
                                             =======      =======      =======

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Basis of Presentation
---------------------

The following is a discussion and analysis of the consolidated financial condition of Alabama National at September 30, 1998, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997. On November 30, 1997, First American Bancorp ("First American"), a one bank holding company headquartered in Decatur, Alabama, was merged with and into Alabama National, pursuant to which each share of First American common stock was converted into 0.7199 shares of Alabama National's common stock for a total of 2,071,966 shares of Alabama National common stock issued to First American shareholders. On May 29, 1998, Public Bank Corporation ("Public"), a one bank holding company headquartered in St. Cloud Florida, was merged with and into Alabama National, pursuant to which each share of Public common stock was converted into 0.2353134 shares of Alabama National's common stock for a total of 549,913 shares of Alabama National common stock issued to Public shareholders. The First American and Public mergers were accounted for as poolings of interests and accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

This information should be read in conjunction with Alabama National's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Alabama National's Annual Report on Form 10-K for the year ended December 31, 1997.

Performance Overview
--------------------

Alabama National's net income was $4.36 million for the third quarter of 1998 (the "1998 third quarter") compared to $3.56 million for the third quarter of 1997 (the "1997 third quarter"). Net income for the nine month period ended September 30, 1998 (the "1998 nine months") was $12.48 million compared to $9.94 million for the nine months ended September 30, 1997 (the "1997 nine months"). Net income per diluted common share for the 1998 and 1997 third quarters was $.46 and $.38, respectively. For the 1998 nine months, net income per diluted common share was $1.32 compared to $1.05 for the 1997 nine months.

The annualized return on average assets for Alabama National was 1.22% for the 1998 nine months compared to 1.13% for the 1997 nine months. The annualized return on average stockholders' equity increased for the 1998 nine months to 15.32%, as compared to 13.55% for the 1997 nine months. Book value per share at September 30, 1998 was $12.13, an increase of $1.07 from year end 1997. Tangible book value per share at September 30, 1998 was $11.24, an increase of $.99 from year end 1997. Alabama National paid a $.45 cash dividend on common shares in the 1998 nine months, compared to $.345 on common shares in the 1997 nine months.

Net Income
----------

The principal reasons for the increase in net income for the 1998 third quarter and the 1998 nine months, compared to the same periods in 1997, was the growth in fee based divisions of Alabama National and a reduction in the provision for loan losses. Total noninterest income increased by $1.7 million, or 33.7%, to $6.6 million during the 1998 third quarter from $4.9 million during the 1997 third quarter. Total noninterest income increased to $20.1 million during the 1998 nine months from $13.9 million during the 1997 nine months, an increase of $6.2 million, or 44.2%. Alabama National's provision for loan losses was $222,000 for the 1998 third quarter and $745,000 for the 1998 nine months, as compared with $364,000 and $2.1 million for the 1997 third quarter and nine months, respectively. The provision for loan losses was lower in both 1998 periods relative to the 1997 periods due to a number of factors, including improvement in the net charge off (recovery) experience and asset quality ratios.

The largest component of Alabama National's net income is its net interest income, which is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets.

Alabama National's net interest income totaled $12.5 million during the 1998 third quarter, a decrease of $378,000 compared to the 1997 third quarter. During the 1998 nine months, net interest income totaled $37.5 million, an increase of $121,000, or 0.3%, over the 1997 nine months. Alabama National's nine months net interest income increased primarily as a result of the recovery of interest associated with the collection of previously charged-off loans totaling $567,000 during the 1998 nine months. Without this recovery the net interest income would have been reduced during the 1998 third quarter and 1998 nine months compared with comparable periods of 1997. Average earning assets for the 1998 nine months increased by approximately $117.0 million and was matched by growth in average interest-bearing liabilities of $120.1 million. The average taxable equivalent rate earned on assets was 8.47% for the 1998 nine months compared to 8.73% for the 1997 nine months. The average rate paid on interest-bearing liabilities was 4.79% for the 1998 nine months compared to 4.68% for the 1997 nine months. Due to the reduction in earning asset yields and an increase in interest bearing liability costs, the net interest margin for the 1998 nine months was 4.20% compared to 4.63% for the 1997 nine months. Absent a change in the interest rate environment, management expects continued pressure on the net interest margin.

The following table depicts, on a taxable equivalent basis for the 1998 and 1997 nine months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                 (Amounts in thousands, except yields and rates)

                                                                            Nine months ended September 30,
                                                  ----------------------------------------------------------------------------------

                                                                      1998                                     1997
                                                  -----------------------------------------  ---------------------------------------

                                                      Average       Income/      Yield/         Average       Income/       Yield/
 Assets:                                              Balance       Expense       Rate          Balance       Expense        Rate
                                                  ------------- ------------- -------------- ------------- -------------- ----------

Earning assets:
  Loans (1) (3) ..............................    $   895,679   $    61,294       9.15%      $   824,021   $    58,165       9.41%
  Securities:
   Taxable ...................................        201,745         9,640       6.39           169,886         8,252       6.48
   Tax exempt ................................         30,974         1,886       8.14            31,622         1,933       8.15
  Cash balances in other banks ...............          2,141            95       5.93               225             8       4.74
  Funds sold .................................         58,935         2,528       5.74            48,249         2,018       5.58
  Trading account securities .................          4,345           191       5.88             2,863           111       5.17
                                                  -----------   -----------                  -----------   -----------
      Total earning assets (2) ...............      1,193,819        75,634       8.47         1,076,866        70,487       8.73
                                                  -----------   -----------                  -----------   -----------
Cash and due from banks ......................         45,538                                     35,505
Premises and equipment .......................         30,917                                     31,963
Other assets .................................        104,722                                     38,042
Allowance for loan losses ....................        (13,783)                                   (11,680)
                                                  -----------                                -----------
       Total assets ..........................    $ 1,361,213                                $ 1,170,696
                                                  ===========                                ===========
Liabilities:
Interest-bearing liabilities:
  Interest-bearing transaction accounts ......    $   136,116         2,825       2.77       $   118,067         2,398       2.71
  Savings deposits ...........................        274,928         7,939       3.86           234,940         6,360       3.61
  Time deposits ..............................        458,431        19,383       5.65           441,507        18,331       5.54
  Funds purchased ............................        123,041         4,973       5.40            76,246         3,009       5.26
  Other short-term borrowings ................         25,498         1,238       6.49            44,105         1,980       5.99
  Long-term debt .............................         23,017           970       5.63             6,101           268       5.86
                                                  -----------   -----------                  -----------   -----------
       Total interest-bearing liabilities ....      1,041,031        37,328       4.79           920,966        32,346       4.68
                                                  -----------   -----------       ----       -----------   -----------       ----
Demand deposits ..............................        161,310                                    135,589
Accrued interest and other liabilities .......         50,302                                     16,413
Stockholders' equity .........................        108,570                                     97,728
                                                  -----------                                -----------
    Total liabilities and stockholders' equity    $ 1,361,213                                $ 1,170,696
                                                  ===========                                ===========

Net interest spread ..........................                                    3.68%                                      4.05%
                                                                                  ====                                       ====
Net interest income/margin on
  a taxable equivalent basis .................                       38,306       4.29%                         38,141       4.72%
                                                                                  ====                                       ====
Tax equivalent adjustment (2) ................                          800                                        756
                                                                -----------                                -----------
Net interest income/margin ...................                  $    37,506       4.20%                    $    37,385       4.63%
                                                                ===========       ====                     ===========       ====

----------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,854,000 and $1,860,000 are included in interest and fees on loans for the nine months ended September 30, 1998 and 1997, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 1998 nine months compared to the 1997 nine months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (Amounts in thousands)

                                                   September 30,
                                          -------------------------------
                                                1998 Compared to 1997
                                                  Variance Due to
                                          -------------------------------
                                           Volume    Yield/Rate     Total
                                          -------------------------------
Earning assets:
Loans ................................    $ 4,813     $(1,684)    $ 3,129
Securities:
  Taxable ............................      1,506        (118)      1,388
  Tax exempt .........................        (45)         (2)        (47)
Cash balances in other banks .........         85           2          87
Funds sold ...........................        451          59         510
Trading account securities ...........         63          17          80
                                          -------     -------     -------

     Total interest income ...........      6,873      (1,726)      5,147

Interest-bearing liabilities:
Interest-bearing transaction accounts.        373          54         427
Savings and money market deposits ....      1,122         457       1,579
Time deposits ........................        693         359       1,052
Funds purchased ......................      1,882          82       1,964
Other short-term borrowings ..........       (895)        153        (742)
Long-term debt .......................        713         (11)        702
                                          -------     -------     -------

     Total interest expense ..........      3,888       1,094       4,982
                                          -------     -------     -------
     Net interest income on a taxable
       equivalent basis ..............    $ 2,985     $(2,820)        165
                                          =======     =======
Taxable equivalent adjustment ........                                (44)
                                                                  -------
Net interest income ..................                            $   121
                                                                  =======


The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was $222,000 for the 1998 third quarter, compared with $364,000 in the 1997 third quarter. The provision for loan losses was $745,000 for the 1998 nine months, compared to $2.1 million in the 1997 nine months. The ability to establish a lower provision in the 1998 third quarter and 1998 nine months relates to elimination of the indirect automobile lending and sub-prime lending portfolios associated with First American. In addition, Alabama National's loan loss experience was favorable in the first nine months of 1998, with recoveries exceeding charge-offs by $277,000 for the 1998 nine months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.55% at September 30, 1998, compared to 1.52% at December 31, 1997.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                    -------------
Total noninterest income for the 1998 third quarter was $6.6 million, compared to $4.9 million for the 1997 third quarter. For the 1998 nine months, noninterest income increased to $20.1 million compared to $13.9 million for the 1997 nine months. Noninterest income includes service charges on deposits, investment services revenues, trust department revenues, and fees relating to the sale and origination of mortgage loans. Service charges on deposits for the 1998 third quarter were $1.6 million compared with $1.4 million for the 1997 third quarter. For the 1998 nine months, service charges were $4.6 million, compared with $4.2 million for the 1997 nine months. Reflecting solid demand for debt securities, revenue in the investment services division totaled $2.6 million in the 1998 third quarter versus $2.2 million the 1997 third quarter, and totaled $8.3 million in the 1998 nine months, compared to $5.8 million in the 1997 nine months. Trust fees increased $10,000 in the 1998 third quarter compared to the 1997 third quarter and increased $243,000 for the 1998 nine months when compared with the 1997 nine months. Fees relating to the sale and origination of mortgage loans totaled $990,000 in the 1998 third quarter compared with $401,000 in the 1997 third quarter and $2.7 million in the 1998 nine months compared with $777,000 during the 1997 nine months. Attributable primarily to an increase in income related to bank owned life insurance policies, other noninterest income increased $432,000 in the 1998 third quarter when compared to the 1997 third quarter and increased $563,000 for the 1998 nine months when compared with the 1997 nine months.

Noninterest expense was $12.6 million for the 1998 third quarter compared to $11.9 million for the 1997 third quarter. For the 1998 nine months, noninterest expense was $38.9 million compared to $34.4 million for the 1997 nine months. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $7.7 million for the 1998 third quarter compared to $7.1 million for the 1997 third quarter. For the 1998 nine months, salaries and employee benefits were $23.4 million compared to $19.8 million in the 1997 nine months. The increase in salaries and employee benefits is primarily attributable to additional sales volume in the investment services and mortgage origination divisions of Alabama National, as much of the compensation in these divisions is commission-based. Occupancy and equipment expense totaled $1.4 million in the 1998 third quarter and $1.5 million in the 1997 third quarter. For each of the 1998 and 1997 nine months, occupancy and equipment expenses totaled $4.4 million. Other noninterest expense increased to $3.5 million in the 1998 third quarter, compared with $3.3 million in the 1997 third quarter. Other noninterest expense was $11.1 million in the 1998 nine months and $10.3 million in the 1997 nine months. Other noninterest expense includes merger related charges of $271,000 for the 1998 nine months.

Despite an increase in pre-tax income, income tax expense was $1.8 million for the 1998 third quarter compared to $1.9 for the 1997 third quarter, reflecting an increase in tax exempt income related to bank-owned life insurance policies and additional available low-income tax housing credits. For the 1998 nine months, income tax expense was $5.5 million compared to $4.9 million for the 1997 nine months, which reflects higher taxable income. The effective tax rates for the 1998 third quarter and the 1998 nine months were 29.3% and 30.4%, respectively.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on September 30, 1998. Loans, net of unearned income, were $926.2 million or 62.7% of total assets at September 30, 1998, compared to $873.3 million or 65.9% at December 31, 1997. Loans grew $52.9 million, or 6.1%, during the 1998 nine months.

Investment securities decreased $23.7 million in the 1998 nine months, substantially all of which is attributable to paydowns of mortgage backed securities.

Securities available for sale increased $72.8 million in the 1998 nine months. Purchases of available for sale securities totaled $144.6 million and maturities, calls, and sales of available for sale securities totaled $73.2 million. Write up to estimated market value of available for sale securities totaled $967,000 net of income taxes, during the 1998 nine months.

Trading account securities, $9.6 million at September 30, 1998, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $61.9 million at September 30, 1998 and $55.5 at December 31, 1997.

Deposits and Other Funding Sources
----------------------------------

Deposits increased $86.5 million from year-end 1997, to $1.1 billion at September 30, 1998. Primarily all of the growth in deposits are related to consumer certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase totaled $173.4 million at September 30, 1998, an increase of $34.3 million from December 31, 1997. The treasury, tax and loan account decreased to $6.0 million at September 30, 1998, compared with $6.8 million at December 31, 1997. Short-term borrowings at September 30, 1998 totaled $22.2 million, including a note payable to an independent bank of $12.0 million and two advances from the Federal Home Loan Bank ("FHLB") totaling $10.2 million.

Alabama National's long-term debt at September 30, 1998 and December 31, 1997 is summarized as follows:


                                                                                  September 30,     December 31,
                                                                                      1998             1997
                                                                                    -------          -------
FHLB debt due May 24, 1999; varies with LIBOR; collateralized
by FHLB stock and certain first mortgage loans .................................    $    --          $ 9,200

FHLB debt due July 11, 2002; bears interest at 5.78%; convertible at the option of the FHLB on July 12, 1999 to a three-month LIBOR
advance; collateralized by FHLB stock and certain first mortgage loans .........      5,000            5,000

FHLB debt due June 18, 2003; bears interest at 5.40%; convertible at the option of the FHLB on June 18, 2000 to a three-month LIBOR
advance; collateralized by FHLB stock and certain first mortgage loans .........      5,000

FHLB debt due March 26, 2008; bears interest at 5.51%; convertible at the option of the FHLB on March 26, 2003 to a three-month LIBOR
advance; collateralized by FHLB stock and certain first mortgage loans .........      5,000

Capital lease obligations ......................................................        344              387
                                                                                    -------          -------

                                                                                    $15,344          $14,587
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

At September 30, 1998, nonperforming assets totaled $5.9 million, a decrease of $1.1 million from December 31, 1997. Nonperforming assets as a percentage of loans plus other real estate were .64% at September 30, 1998 compared to .80% at December 31, 1997. The reduction in the level of nonperforming assets is consistent with the elimination of the sub-prime mortgage lending portfolio and the reduction in the indirect automobile portfolio. The indirect automobile portfolio is reduced due to termination of new originations of these loans and amortization of pre-existing loans in this portfolio.



                              NONPERFORMING ASSETS
                   (Amounts in thousands, except percentages)

                                                     September 30,  December 31,
                                                         1998           1997
                                                       ---------      ---------

Nonaccrual loans ..................................    $   4,132      $   4,178
Restructured loans ................................          523          1,052
Loans past due 90 days or more and still accruing .           --             --
                                                       ---------      ---------

     Total nonperforming loans ....................        4,655          5,230

Other real estate owned ...........................        1,256          1,756
                                                       ---------      ---------

     Total nonperforming assets ...................    $   5,911      $   6,986
                                                       =========      =========

Allowance for loan losses to period-end loans .....         1.55%          1.52%

Allowance for loan losses to period-end
     nonperforming loans ..........................       307.63         254.26

Allowance for loan losses to period-end
     nonperforming assets .........................       242.26         190.35

Net charge-offs (recoveries) to average loans .....        (0.04)          0.14

Nonperforming assets to period-end loans
     and other real estate owned ..................         0.64           0.80

Nonperforming loans to period-end loans ...........         0.50           0.60


Net loan recoveries for the 1998 nine months totaled $277,000, or .04% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.55% at September 30, 1998, compared to 1.52% at December 31, 1997. The following table analyzes activity in the allowance for loan losses for the 1998 nine months.

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                  For the Nine Months Ended September 30, 1998
                   (Amounts in thousands, except percentages)


Allowance for loan losses at
       beginning of period ..................................    $ 13,298

Charge-offs:
       Commercial, financial and agricultural ...............         155
       Real estate - mortgage ...............................         142
       Consumer .............................................         908
                                                                 --------
            Total charge-offs ...............................       1,205
                                                                 --------
Recoveries:
       Commercial, financial and agricultural ...............         888
       Real estate - mortgage ...............................         266
       Consumer .............................................         328
                                                                 --------
            Total recoveries ................................       1,482
                                                                 --------

             Net charge-offs ................................        (277)

Provision for loan losses ...................................         745
                                                                 --------

Allowance for loan losses at
       period-end ...........................................    $ 14,320
                                                                 ========



The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 1998 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Interest Rate Sensitivity
-------------------------

Alabama National monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by Alabama National is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact of rising or falling interest rates on net interest income.

Alabama National evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest sensitivity risk. Alabama National uses computer simulations to measure the net income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

The following table illustrates Alabama National's interest rate sensitivity at September 30, 1998, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.


                          INTEREST SENSITIVITY ANALYSIS
                           (Amounts in thousands, except ratios)


                                                                              September 30, 1998
                                          -----------------------------------------------------------------------------------------
                                                           After One      After Three
                                                            Through        Through
                                           Within One        Three          Twelve        Within One     Greater Than
                                             Month           Months         Months           Year          One Year       Total
                                          -----------     -----------     -----------     -----------    ------------   -----------
Assets:
Earning assets:
   Loans (1) ............................ $   403,491     $    74,726     $   153,589     $   631,806     $   290,249   $   922,055
   Securities (2) .......................      24,347          18,920          64,331         107,598         167,952       275,550
   Interest-bearing deposits in
     other banks ........................         381               -               -             381               -           381
   Funds sold ...........................      61,904               -               -          61,904               -        61,904
                                          -----------     -----------     -----------     -----------     -----------   -----------
        Total interest-earning assets ... $   490,123     $    93,646     $   217,920     $   801,689     $   458,201   $ 1,259,890

Liabilities:
Interest-bearing liabilities:
   Interest-bearing deposits:
       Demand deposits .................. $         -     $         -     $   140,492     $   140,492     $         -   $   140,492
       Savings deposits .................     275,076               -               -         275,076               -       275,076
       Time deposits (3) ................      50,090          82,501         260,306         392,897          78,763       471,660
    Funds purchased .....................     173,417               -               -         173,417               -       173,417
    Short-term borrowings (4) ...........      28,227               -               -          28,227               -        28,227
    Long-term debt ......................           2               4              18              24          15,320        15,344
                                          -----------     -----------     -----------     -----------     -----------   -----------
       Total interest-bearing liabilities $   526,812     $    82,505     $   400,816     $ 1,010,133     $    94,083   $ 1,104,216
                                          -----------     -----------     -----------     -----------     -----------   -----------

Period gap .............................. $   (36,689)    $    11,141     $  (182,896)    $  (208,444)    $   364,118
                                          ===========     ===========     ===========     ===========     ===========

Cumulative gap .......................... $   (36,689)    $   (25,548)    $  (208,444)    $  (208,444)    $   155,674   $   155,674
                                          ===========     ===========     ===========     ===========     ===========   ===========
Ratio of cumulative gap to total
 earning assets .........................       (2.91)%         (2.03)%        (16.54)%        (16.54)%         12.36%

----------------------------
(1)  Excludes nonaccrual loans of $4,132,000.
(2)  Excludes investment equity securities of $5,643,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $6,027,000.

Alabama National generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive through the one year time frame. However, Alabama National's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk
-----------

Alabama National's earnings are dependent on its net interest income which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and rates. Alabama National's market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static "gap" analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National's balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At September 30, 1998, mortgage backed securities totaling $182.0 million, or 12.3% of total assets and essentially every loan, net of unearned income, (totaling $926.2 million, or 62.7% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.1 billion, or 71.9%, of total assets at September 30, 1998. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during the 1998 nine months. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for the 1998 nine months and the future impact of market risk on Alabama National's net interest margin may differ from that found in the table.


                                  MARKET RISK
                  (Amounts in thousands, except percentages)

                                                                Change from
                                              Net Interest    1998 Net Interest
Change in prevailing Interest Rates          Income Amount     Income Amount
-----------------------------------          -------------     -------------

+ 200 basis points ..................          $39,936             6.48 %
+ 100 basis points ..................           38,721             3.24
0 basis points ......................           37,506              -
- 100 basis points ..................           36,340            (3.11)
- 200 basis points ..................           35,169            (6.23)

Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 86.0% at September 30, 1998, compared to 88.4% at year end 1997. Alabama National's liquid assets as a percentage of total deposits were 11.2% at September 30, 1998, compared to 10.7% at year-end 1997. At September 30, 1998, Alabama National had unused federal funds lines of approximately $52.1 million, unused lines at the Federal Home Loan Bank of $53.0 million and an unused credit line at an independent bank of $8.0 million. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $10.7 million from December 31, 1997 to $114.2 million at September 30, 1998. This increase was attributable to:

Net income ...................................................  $ 12,475,000

Increase in unrealized gain on securities available for
    sale, net of deferred income taxes .......................       967,000

Cash dividends declared ......................................    (4,061,000)

Exercise of options ..........................................     1,260,000

Payment for fractional shares ................................        (3,000)

Decrease in unearned restricted stock ........................        69,000
                                                                ------------

    Net increase .............................................  $ 10,707,000
                                                                ============

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at September 30, 1998. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at September 30, 1998:


                                                Tier 1 Risk Total Risk   Tier 1
                                                    Based      Based    Leverage
                                                    -----      -----    --------

Alabama National BanCorporation ...............      9.54 %    10.79 %     7.57%

National Bank of Commerce of Birmingham .......      9.02      10.27       7.39
Alabama Exchange Bank .........................     11.84      12.84       7.46
Bank of Dadeville .............................     12.69      13.53       9.33
Citizens & Peoples Bank, N.A...................     26.96      27.65      13.68
First American Bank ...........................     10.43      11.68       9.18
First Citizens Bank, N.A.......................     13.78      14.89       8.47
First Gulf Bank ...............................      8.98      10.09       7.04
Public Bank ...................................     17.11      18.36       9.94
Required minimums .............................      4.00       8.00       4.00

Year 2000
---------

Alabama National is aware of the many areas affected by the Year 2000 computer issue as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. The board of directors has approved a Year 2000 plan, which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, validation, implementation, testing and contingency planning. Progress under this plan is reported to the board of directors on a regular basis.

Alabama National has formed a Year 2000 committee that is charged with overseeing the completion of the project. Alabama National has completed its awareness phase, assessment phase, and the majority of the renovation phase and is actively involved in validating and implementing the plan. Currently, Alabama National is involved in its testing phase and anticipates that this phase will be substantially completed by December 31, 1998. Since it routinely upgrades and purchases technologically advanced software and hardware, Alabama National has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported operating results. Alabama National estimates that its total expenditures related to Year 2000 compliance should not exceed approximately $460,000, $300,000 of which represent capital expenditures. To date, Alabama National's expenditures total approximately $66,000, of which $56,800 represent capital expenditures.

Alabama National vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within Alabama National's contingency planning. Alabama National's core bank operating software has been renovated by the vendor and the compliant version has been loaded to a separate test system. Tests have been performed on this system and bank personnel are validating the results.

Alabama National also recognizes the importance of determining that its borrowers are facing the Year 2000 problem to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks and Year 2000 questionnaires have been obtained from such borrowers where appropriate. Deposit customers have received statement stuffers and informational material in this regard. Alabama National plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that Alabama National will incur significant additional costs associated with the Year 2000 issue. However, there can be no assurances that all hardware and software that Alabama National will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customer and vendor inability to perform according to their agreements with Alabama National or the effects that other third parties may bring as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse impact on Alabama National's business, financial condition and results of operations.

Alabama National's contingency plans relative to Year 2000 issues have not been finalized. These plans are evolving as the testing of systems progresses. During the testing phase (currently scheduled for completion by December 31, 1998) management will develop and modify a "worst case scenario" contingency plan based on testing results. Alabama National also anticipates that deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly management plans to maintain higher liquidity levels to address this demand.

                           Part II Other Information

                   Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits:     Exhibit 3.1 - Certificate of Incorporation (filed as an
                           Exhibit to Alabama National's Registration Statement on Form S-1 (Commission File no. 33-83800) and incorporated herein by reference).

                  Exhibit 3.1A - Certificate of Amendment of Certificate of
                           Incorporation (filed as an Exhibit to Alabama National's Annual Report of Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

                  Exhibit 3.1B - Certificate of Merger (filed as an Exhibit to
                           Alabama National's Annual Report of Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

                  Exhibit 3.1C - Certificate of Amendment of Certificate of
                           Incorporation dated April 23, 1998 (filed as an Exhibit to Alabama National's Report of Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

                  Exhibit 3.2 - Bylaws (filed as an Exhibit to Alabama
                           National's Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

                  Exhibit 10.1 - Agreement and Plan of Merger by and among
                           Alabama National, Citizens and Peoples Bank, N.A., and Community Bank of Naples, N.A., dated September 21, 1998 (filed as an Exhibit to Alabama National's Registration Statement on Form S-4, (Commission File No. 333-66327) and is incorporated herein by reference).

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedules (for SEC use only)

(b) Reports on Form 8-K

                  Report on Form 8-K filed October 5, 1998, to report the
                           completion of the merger of Community Financial with and into Alabama National, effective October 2, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALABAMA NATIONAL BANCORPORATION


Date: November 11, 1998               /s/ John H. Holcomb, III
      -----------------               ------------------------
                                      John H. Holcomb, III, its Chairman and
                                      Chief Executive Officer



Date: November 11, 1998               /s/ William E. Matthews, V.
      -----------------               ---------------------------
                                      William E. Matthews, V., its
                                      Executive Vice President and
                                      Chief Financial Officer