Form 10-K
period 1998-12-31
ALABAMA NATIONAL BANCORPORATION
filed 1999-03-26
CIK 926966

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM  TO
    .


                        Commission File Number: 0-25160

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant at March 10, 1999 was $219,134,027.

  As of March 10, 1999, the registrant had outstanding 10,971,686 shares of its common stock.

            DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

(i) The definitive Proxy Statement for the 1999 Annual Meeting of Alabama National BanCorporation's stockholders is incorporated by reference into
    Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item No.                                                             Page No.
 --------                                                             --------
 SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS...................     2

                                    PART I
    1.    Business..................................................      3
          Executive Officers........................................     10
    2.    Properties................................................     10
    3.    Legal Proceedings.........................................     11
    4.    Submission of Matters to a Vote of Security Holders.......     11

                                    PART II
    5.    Market for Registrant's Common Equity and Related              12
           Stockholder Matters......................................
    6.    Selected Financial Data...................................     13
    7.    Management's Discussion and Analysis of Financial              15
           Condition and Results of Operations......................
   7A.    Quantitative and Qualitative Disclosure About Market           44
           Risk.....................................................
    8.    Financial Statements and Supplementary Data...............     44
    9.    Changes in and Disagreements with Accountants on               45
           Accounting and Financial Disclosure......................

                                   PART III
   10.    Directors and Executive Officers of the Registrant........     45*
   11.    Compensation of Executive Officers and Directors..........     45*
   12.    Security Ownership of Certain Beneficial Owners and            45*
           Management...............................................
   13.    Certain Relationships and Related Transactions............     45*
                                    PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on         46
           Form 8-K.................................................

 SIGNATURES..........................................................    47

--------
* Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 22, 1999 are incorporated by reference in
  Part III of this Form 10-K.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K, other periodic reports filed by ANB under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of ANB may include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect ANB's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

    (1) Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and southeastern U.S. economies, the value of investments, collectibility of loans and the profitability of business entities;

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

    (5) The timely resolution of any Year 2000 issues by ANB and its customers and vendors; and

    (6) The ability of ANB to achieve the expected operating results related to the acquired operations of recently-completed and future acquisitions (if any), which depends on a variety of factors, including (i) the ability to ANB to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to ANB's corporate culture, including the ability to instill ANB's credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which ANB operates consistent with recent historical experience, (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) ANB's ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

  The words "believe," "expect," "anticipate," "project" and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of ANB. Any such statement speaks only as of the date the statement was made. ANB undertakes no obligation to update or revise any forward looking statements.

                                    PART I

ITEM 1. BUSINESS

  Alabama National BanCorporation (the "Company" or "ANB") is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). ANB is currently the parent of four national banks, National Bank of Commerce of Birmingham ("NBC") (Birmingham, Alabama and the Birmingham metropolitan area), Citizens & Peoples Bank, National Association (Escambia County, Florida), First Citizens Bank, National Association (Talladega, Alabama), and Community Bank of Naples, National Association (Naples, Florida); three state member banks, Alabama Exchange Bank (Tuskegee, Alabama), Bank of Dadeville (Dadeville, Alabama) and First Gulf Bank (Baldwin County, Alabama); and three state nonmember banks, First American Bank (Decatur, Alabama), Public Bank (St. Cloud, Florida), and Georgia State Bank (Mableton, Georgia) (collectively the "Banks"). In addition, ANB is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); and one insurance agency, Ashland Insurance, Inc. (Ashland, Alabama).

Recent Developments

 Community Financial Corporation Merger

  Effective October 2, 1998, Community Financial Corporation ("CFC"), a Georgia bank holding company headquartered in Mableton, Georgia, with approximately $139 million in total assets as of September 30, 1998, merged with and into ANB (the "CFC Merger") pursuant to that certain Agreement and Plan of Merger dated as of June 8, 1998 (the "CFC Merger Agreement"). Pursuant to the CFC Merger, (i) the stockholders of CFC became stockholders of ANB, and
(ii) ANB became the parent stockholder of CFC's bank subsidiary, Georgia State Bank, a Georgia state banking corporation. The CFC Merger was accounted for as a pooling of interests.

  The CFC Merger Agreement generally provided, among other things, for the merger of CFC with and into ANB, pursuant to which each of the 3,059,194 outstanding shares of CFC common stock were converted into the right to receive 0.351807 shares of ANB common stock, for a total of 1,076,032 shares of ANB common stock (excluding fractional shares) issued to former CFC shareholders. In addition, the options held to purchase shares of CFC common stock were converted into the right to purchase 0.351807 shares of ANB common stock for each share of CFC common stock subject to option. As part of the CFC Merger, W. Ray Barnes, formerly a CFC board member, was appointed to serve as a member of the Board of Directors of ANB.

 Community Bank of Naples, National Association Merger

  Effective December 31, 1998, Community Bank of Naples, National Association ("CBN"), a national bank with approximately $92.6 million in total assets as of December 31, 1998, merged with and into a banking subsidiary of ANB (the "CBN Merger") pursuant to that certain Agreement and Plan of Merger dated as of September 21, 1998 (the "CBN Merger Agreement"). Immediately following the CBN Merger, the former assets and liabilities of CBN were transferred to Community Bank of Naples, N.A., a newly formed national bank subsidiary of ANB in Naples, Florida. The CBN Merger was accounted for as a pooling of interests.

  The CBN Merger Agreement generally provided, among other things, for the merger of CBN with and into a banking subsidiary of ANB, pursuant to which each of the 1,000,000 outstanding shares of CBN common stock were converted into the right to receive 0.53271 shares of ANB common stock, for a total of 532,608 shares of ANB common stock (excluding fractional shares) issued to former CBN shareholders. In addition, the options held to purchase shares of CBN common stock were converted into the right to purchase 0.53271 shares of ANB common stock for each share of CBN common stock subject to option.

Subsidiary Banks

  ANB operates through ten subsidiary Banks which have a total of 43 banking offices in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. NBC offers trust services, investment services and securities brokerage services. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

Lending Activities

 General

  Through the Banks, ANB offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. ANB's total loans, net of unearned interest, at December 31, 1998, were approximately $1.11 billion, or approximately 74.1% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. ANB has no foreign loans or loans for "highly leveraged transactions," as such terms are defined by applicable banking regulations.

 Loan Portfolio

  Real Estate Loans. Loans secured by real estate are the primary component of ANB's loan portfolio, constituting approximately $678.4 million, or 61.3% of total loans, net of unearned interest, at December 31, 1998. The Banks' real estate loan portfolio is comprised of commercial and residential mortgages. Residential mortgages held in the Banks' loan portfolio, both fixed and variable, are made based upon amortization schedules of up to 30 years but generally have maturity dates of five years or less. The majority of the Banks' commercial mortgages are at variable rates, which approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for all loans secured by real estate. The Banks' primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have terms of five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule.

  The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 1998, the Banks sold approximately $276 million in loans to such purchasers.

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

  Consumer Loans. Consumer lending includes installment lending to individuals in the Banks' market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $77.2 million, or 7.0% of ANB's loan portfolio at December 31, 1998. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is required.

  Commercial and Financial Loans. The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower's cash flow and its ability to service the debt from earnings, and by limiting the loan to value ratio. Historically, the Banks have loaned up to 80% on loans secured by accounts receivable, up to 65% on loans secured by inventory, and up to 80% on loans secured by equipment. The Banks also make some unsecured commercial loans. Commercial and financial loans constituted $257.4 million, or 23.3% of ANB's loan portfolio at December 31, 1998. Interest rates are negotiable based upon the borrower's financial condition, credit history, management stability and collateral.

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

  ANB attempts to minimize loan losses through various means and uses standardized underwriting criteria. During 1998, ANB established a standarized loan policy for all of the Banks that may be modified based on local market conditions. In particular, on larger credits, ANB generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, ANB attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

  ANB addresses repayment risks by adhering to internal credit policies and procedures of which all of the Banks have adopted. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. The point in each Bank's loan approval process at which a loan is approved depends on the size of the loan and the borrower's credit relationship with such Bank. Each of the lending officers at each of the Banks has the authority to approve loans up to an approved loan authority amount as approved by each Bank's Board of Directors. Loans in excess of the highest loan authority amount at each Bank must be approved by the ANB Executive Vice President in charge of credit administration. In addition, loans in excess of a particular loan officer's approval authority must be approved by a more senior officer at the particular Bank, the loan committee at such Bank, or both.

  Loan Review. ANB maintains a continuous loan review system for each of NBC and First American Bank and a scheduled review system for the other Banks. Under this system, each loan officer is directly responsible for monitoring the risk in his portfolio and is required to maintain risk ratings for each credit assigned. The risk rating system incorporates the basic regulatory rating system as set forth in the applicable regulatory asset quality examination procedures.

  ANB's Loan Review Department ("LRD"), which is wholly independent of the lending function, serves as a validation of each loan officer's risk monitoring and rating system. LRD's primary function is to provide the Board of Directors of each Bank with a thorough understanding of the credit quality of such Bank's loan portfolio. Other review requirements are in place to provide management with early warning systems for problem credits as well as compliance with stated lending policies. LRD's findings are reported, along with an asset quality review, to the ANB Board of Directors at each bi-monthly meeting.

Deposits

  The principal sources of funds for the Banks are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts which customers use for cash management and which provide the Banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Banks are certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in the Banks' market areas. The Banks have not historically relied upon brokered certificates of deposit as a funding source.

  Deposit rates are reviewed weekly by senior management of each of the Banks. Management believes that the rates the Banks offer are competitive with those offered by other institutions in the Banks' market areas. ANB focuses on customer service to attract and retain deposits.

Investment Services

  NBC operates an investment department devoted primarily to handling correspondent banks' investment needs. Services provided by the investment department include sales of securities, asset/liability consulting, safekeeping and bond accounting. NBC also has a wholly owned subsidiary, NBC Securities, Inc. ("NBC Securities"), that is licensed as a broker-dealer. NBC Securities provides investment services to individuals and institutions. These services include the sale of stocks, corporate bonds, mutual funds, annuities, other insurance products and financial planning.

Competition

  The Banks encounter strong competition in making loans, acquiring deposits and attracting customers for investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Banks compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Alabama, Georgia, Florida and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Banks do not currently provide. In addition, many of ANB's non-bank competitors are not subject to the same extensive federal regulations that govern bank or thrift holding companies and federally insured banks or thrifts. The proposed Financial Services Competition Act of 1999, which recently passed the U.S. House of Representatives, would allow banks to enter certain businesses previously prohibited or highly regulated for banking enterprises. See "Supervision and Regulation." ANB cannot predict the impact on competition that would occur upon the passage of this proposed legislation.

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. The arrival of interstate banking is expected to increase further the competitiveness of the banking industry.

  In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank's home state had opted out of interstate branching by May 31, 1997. The States of Alabama, Georgia and Florida have each opted in to interstate branching. Interstate branching provides that once a bank has established branches in a state through an interstate merger, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

  Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Alabama, Georgia, Florida and the southeast region. Some of ANB's competitors still maintain substantially greater resources and lending limits than ANB. As a result, ANB has not generally attempted to compete for the banking relationships of large corporations, and generally concentrates its efforts on small to medium-sized businesses and individuals to which ANB believes it can compete effectively by offering quality, personal service. However, management believes it may be able to compete more effectively for the business of some large corporations, given its current growth pattern.

  Management believes that the Banks' commitment to their respective primary market areas, as well as their commitment to quality and personalized banking services, are factors that contribute to the Banks' competitiveness. Management believes that ANB's decentralized community banking strategy positions the Banks to compete successfully in their market areas.

Market Areas and Growth Strategy

  Through NBC, ANB serves the lower half of Jefferson County, the upper third of Shelby County, and St. Clair County, each of which are typically included in the Birmingham metropolitan area. ANB's First American Bank subsidiary serves Morgan, Limestone and Madison counties in north Alabama. First American's largest market presence is in Decatur, Alabama, which has demonstrated a growing economic base in recent years. Through First Gulf Bank, ANB serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Shelby, Baldwin and St. Clair Counties have been named in statistical surveys as three of the fastest growing counties in Alabama. In 1997, ANB expanded outside of Alabama with the opening of Citizens & Peoples Bank, N.A. in Escambia County, Florida. In 1998, ANB further expanded its presence in markets outside of Alabama with two acquisitions in Florida and one in Georgia. Public Bank is located in the fast-growing Kissimmee-St. Cloud area of central Florida. Community Bank of Naples, N.A., located in Collier County, Florida and Georgia State Bank, located in Cobb County and Paulding County, Georgia, are located in markets that are among the fastest growing in their respective states. The other Banks, First Citizens, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. ANB's strategy is to focus on growth in profitability for these non-metropolitan banks, since market growth has not been as significant.

  Due to continuing consolidation within the banking industry, as well as in the Southeastern United States, ANB may in the future seek to combine with other banks or thrifts (or their holding companies) that may be of smaller, equal or greater size than ANB. ANB currently intends to concentrate on acquisitions of additional banks or thrifts (or their holding companies) which operate in attractive market areas in Alabama, Florida and Georgia. In addition to price and terms, the factors considered by ANB in determining the desirability of a business acquisition or combination are financial condition, earnings potential, quality of management, market area and competitive environment.

  In addition to expansion through combinations with other banks or thrifts, ANB intends to continue to expand where possible through growth of its existing banks in their respective market areas. During 1998, NBC formed a commercial leasing division which currently focuses on machinery and equipment leases to business customers. Also, ANB is exploring expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to ANB. While ANB plans to continue its growth as described above, there is no assurance that its efforts will be successful.

Employees

  As of December 31, 1998, ANB and the Banks together had approximately 721 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. ANB considers its relations with its employees to be good.

Supervision and Regulation

  ANB and the Banks are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of ANB. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following in 1991 with the Federal Deposit Insurance Corporation Act ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. The operations of ANB and the Banks may be affected by legislative changes and the policies of various regulatory authorities. ANB is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

  As a bank holding company, ANB is subject to the regulation and supervision of the Federal Reserve. The Banks are subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve, the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC") and applicable state banking departments. The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

  Pursuant to the IBBEA, bank holding companies from any state may now acquire banks located in any other state, subject to certain conditions, including concentration limits. As of June 1, 1997, a bank may establish branches across state lines by merging with a bank in another state (unless applicable state law prohibits such interstate mergers), provided certain conditions are met. A bank may also establish a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits such interstate de novo branching and certain other conditions are met.

  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

  The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). ANB and the Banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well capitalized" institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

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

  The Banks are also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

  The Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

  The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Each of the Banks received outstanding or satisfactory ratings in its most recent evaluation.

  There are various legal and regulatory limits on the extent to which the Banks may pay dividends or otherwise supply funds to ANB. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.

  FDIC regulations require that management report on its responsibility for preparing its institution's financial statements and for establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness.

  There have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their banks. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on ANB and the Banks. For example, on May 13, 1998, the U.S. House of Representatives passed H.R. 10, the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of H.R. 10 are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 removes many of the statutory restrictions contained in current laws regulating the financial services industry and calls for a new regulatory framework of financial institutions and their holding companies. Although H.R. 10 failed to reach the voting stage in the U.S. Senate before the adjournment of the 105th Congress in 1998, H.R. 10 was reintroduced in the House of Representatives on January 6, 1999, and is currently under consideration. At this time, it is unknown whether H.R. 10 will be enacted into law, or if enacted, what form the final version of such legislation might take and how such legislation may affect ANB's business and operations. One consequence may be increased competition from large financial services companies that, under the bill, would be permitted to provide many types of financial services to customers.

  NBC Securities is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.

Executive Officers of the Registrant

  The Executive Officers of ANB serve at the pleasure of the Board of Directors. Set forth below are the current Executive Officers of ANB and a brief explanation of their principal employment during the last five
(5) years.

  John H. Holcomb, III--Age 47--Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of ANB since April, 1996. Prior to such date, Mr. Holcomb served as President and Chief Operating Officer of ANB beginning December, 1995. Mr. Holcomb has been President and Chief Executive Officer of NBC since 1990.

  Victor E. Nichol, Jr.--Age 52--President and Chief Operating Officer. Mr. Nichol has served as President and Chief Operating Officer of ANB since April 1996. Prior to such date, Mr. Nichol served as Executive Vice President of ANB beginning December 1995. Mr. Nichol has been Executive Vice President of NBC since 1994.

  Dan M. David--Age 53--Vice Chairman. Mr. David has served as Vice Chairman of ANB since November 30, 1997 when FAB merged with and into ANB. Mr. David serves as Chairman of First American Bank, a position he has held since 1995. Mr. David served as Chairman and Chief Executive Officer of FAB from 1995 through 1997, as Vice Chairman and Chief Executive Officer during 1994 and 1995 and as President and Chief Executive Officer from 1986 through 1994.

  John R. Bragg--Age 37--Executive Vice President. Mr. Bragg has served as Executive Vice President of ANB since April 1998 and Executive Vice President of NBC since 1997. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

  Richard Murray, IV--Age 37--Executive Vice President. Mr. Murray has served as Executive Vice President of ANB since April 1998 and Executive Vice President of NBC since 1997. Mr. Murray served as Senior Vice President of NBC from 1990 until 1997.

  William G. Sanders, Jr.--Age 35--Executive Vice President. Mr. Sanders has served as Executive Vice President of ANB since April 1998 and Executive Vice President of NBC since 1997. Mr. Sanders served as Senior Vice President of NBC from 1993 until 1997.

  William E. Matthews, V--Age 34--Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of ANB and NBC since April 1998. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996, and Vice President of NBC from 1992 through 1996.

ITEM 2. PROPERTIES

  ANB currently operates 43 banking offices. Of the 43 banking offices, ANB, through the Banks, owns 34 banking offices without encumbrance and leases an additional 9 banking offices. ANB leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 6 and 9 to the Consolidated Financial Statements of ANB and Subsidiaries included in this Annual Report on Form 10-K for additional information regarding ANB's premises and equipment.

ITEM 3. LEGAL PROCEEDINGS

  ANB, in the normal course of business, is subject to various pending and threatened litigation. Although it is not possible to determine at this point in time, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on ANB's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE FOR SECURITY-HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  At March 10, 1999, ANB had 1,591 stockholders of record (including shares held in "street" names by nominees who are record holders) and 10,971,686 shares of ANB Common Stock outstanding. ANB Common Stock is traded in the over-the-counter market and prices are quoted on NASDAQ/NMS under the symbol "ALAB."

  The reported price range for ANB Common Stock and the dividends declared during each calendar quarter of 1997 and 1998 are shown below:

                                                                       Dividends
                                                        High     Low   Declared
                                                       ------- ------- ---------
   1997
   First Quarter...................................... $20 1/2 $17 1/2   $.115
   Second Quarter.....................................  22 1/2  17 1/2    .115
   Third Quarter......................................  26 1/8  21 3/4    .115
   Fourth Quarter.....................................    27      22      .115
   1998
   First Quarter......................................  33 3/4  25 3/4     .15
   Second Quarter.....................................  37 5/8  31 1/2     .15
   Third Quarter......................................  39 1/2  24 7/8     .15
   Fourth Quarter.....................................    28    24 1/8     .15

  The last reported sales price of Common Stock as reported on The Nasdaq/NMS on March 10, 1999 was $24.50. The prices shown do not reflect retail mark-ups and mark-downs. All share prices have been rounded to the nearest 1/64 of one dollar. The market makers for ANB Common Stock as of December 31, 1998, were
J. C. Bradford & Co., Raymond James & Associates, Inc., Legg Mason Wood Walker Inc., The Robinson Humphrey Company, LLC, ABN AMRO Securities (USA), Inc., and Troster Singer Corporation.

  ANB expects to continue its policy of paying quarterly cash dividends although there is no assurance that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent on future income of the Banks, financial position, capital requirements and other considerations. In addition, the payment of dividends is subject to the regulatory restrictions described in Item 1 of this Form 10-K under "Supervision and Regulation."

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
            (Amounts in thousands, except ratios and per share data)

                                        Year Ended December 31,
                          --------------------------------------------------------
                           1998(1)     1997(1)     1996(1)     1995(1)    1994(1)
                          ----------  ----------  ----------  ----------  --------
Income Statement Data:
Interest income.........  $  115,704  $  104,508  $   93,178  $   62,090  $ 48,337
Interest expense........      56,555      48,379      42,174      30,079    19,812
                          ----------  ----------  ----------  ----------  --------
Net interest income.....      59,149      56,129      51,004      32,011    28,525
Provision for loan
 losses.................       1,796       3,421       1,035       1,171     1,770
                          ----------  ----------  ----------  ----------  --------
Net interest income
 after provision for
 loan losses............      57,353      52,708      49,969      30,840    26,755
Net securities gains
 (losses)...............         174          (2)        (84)         21       (52)
Noninterest income......      29,176      20,296      19,214      10,749     7,328
Noninterest expense.....      61,154      52,788      50,175      32,141    24,671
                          ----------  ----------  ----------  ----------  --------
Income before income
 taxes..................      25,549      20,214      18,924       9,469     9,360
Provision for income
 taxes..................       8,154       6,086       5,279         951       736
                          ----------  ----------  ----------  ----------  --------
Income before minority
 interest in earnings of
 consolidated
 subsidiary.............      17,395      14,128      13,645       8,518     8,624
Minority interest in
 earnings of
 consolidated
 subsidiary.............          23          12          14         650       750
                          ----------  ----------  ----------  ----------  --------
Net income..............  $   17,372  $   14,116  $   13,631  $    7,868  $  7,874
                          ==========  ==========  ==========  ==========  ========
Balance Sheet Data:
Total assets............  $1,672,049  $1,495,814  $1,260,635  $1,142,064  $714,356
Earning assets..........   1,493,122   1,313,097   1,149,038   1,035,396   656,936
Securities..............     329,747     265,501     225,737     231,482   160,132
Loans...................   1,106,074     966,370     868,307     745,961   482,639
Allowance for loan
 losses.................      16,540      14,844      12,633      11,621     7,597
Deposits................   1,275,175   1,125,479     988,876     945,544   604,111
Short-term debt.........      21,700      29,087      42,205      21,280    12,717
Long-term debt..........      32,328      16,587      12,939       1,089     2,132
Stockholders' equity....     130,993     116,888     105,204      88,230    51,738
Weighted Average Shares
 Outstanding--
 Diluted(2).............      11,173      10,999      10,490       6,429     5,870
Per Common Share Data:
Net income--diluted(3)..  $     1.55  $     1.28  $     1.30  $     1.09  $   1.22
Book value (period
 end)(4)................       11.94       11.02       10.43        9.04      6.92
Tangible book value
 (period end)(4)........       11.19       10.20        9.66        8.24      6.51
Dividends declared......        0.60        0.46        0.28         --        --
Performance Ratios:
Return on average
 assets.................        1.10%       1.05%       1.17%       1.02%     1.18%
Return on average
 equity.................       13.81       12.73       14.22       14.30     17.59
Net interest margin(5)..        4.24        4.62        4.75        4.44      4.66
Net interest margin
 (taxable
 equivalent)(5).........        4.31        4.71        4.83        4.53      4.79
Asset Quality Ratios:
Allowance for loan
 losses to period end
 loans..................        1.50%       1.54%       1.45%       1.56%     1.57%
Allowance for loan
 losses to period end
 nonperforming
 loans(6)...............      340.61      281.14      377.22      396.61    406.91
Net charge-offs to
 average loans..........        0.01        0.13        0.00        0.05      0.64
Nonperforming assets to
 period end loans and
 foreclosed
 property(6)............        0.55        0.73        0.48        0.63      0.57
Capital and Liquidity
 Ratios:
Average equity to
 average assets.........        7.95%       8.27%       8.21%       7.11%     6.68%
Leverage (4.00% required
 minimum)(7)............        7.41        7.75        8.64       10.33      8.26
Risk-based capital
 Tier 1 (4.00% required
  minimum)(7)...........       10.03        9.89       10.91       10.83     11.36
 Total (8.00% required
  minimum)(7)...........       11.28       11.14       12.16       12.08     12.61
Average loans to average
 deposits...............       83.02       85.44       84.08       78.81     77.65

--------
(1) On December 31, 1998, Community Bank of Naples, N.A. ("Naples") merged with and into a subsidiary of ANB ("the Naples Merger"). Pursuant to the terms of the Naples Merger, each share of Naples common stock was converted into 0.53271 shares of the Company's common stock. On October 2, 1998, Community Financial Corporation ("CFC") merged with and into the Company ("the CFC Merger"). Pursuant to the terms of the CFC Merger, each share of CFC common stock was converted into 0.351807 shares of the Company's common stock. On May 29, 1998, Public Bank Corporation ("PBC") merged with and into the Company ("the PBC Merger"). Pursuant to the terms of the PBC Merger, each share of PBC common stock was converted into
    0.2353134 shares of the Company's common stock. On November 30, 1997, First American Bancorporation ("FAB") merged with and into the Company ("the FAB Merger"). Pursuant to the terms of the FAB Merger, each share of FAB common stock was converted into 0.7199 shares of the Company's common stock. On September 30, 1996, FIRSTBANC Holding Company, Inc. ("FIRSTBANC") was merged with and into the Company, with each share of common stock of FIRSTBANC being converted into 7.12917 shares of the Company's common stock. Each of the aforementioned mergers was accounted for as pooling of interests. On December 29, 1995, National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") merged with and into the Company ("the NCC Merger"). Pursuant to the terms of the NCC Merger, each share of NCC common stock was converted into 348.14 shares of the Company's common stock and each share of CBS common stock was converted into 7.0435 shares of the Company's common stock for a total of 3,106,981 shares (or 50.1%) of the then outstanding Company common stock. The NCC Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remained as the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical income statement information included in the Five-Year Summary of Selected Financial Data of the Company is that of NCC for 1995 and 1994. The balance sheet information included in the historical Five-Year Summary of Selected Financial Data of the Company is that of NCC for 1994, as adjusted for subsequent poolings of interest. The historical Five-Year Summary of Selected Financial Data for all periods have been restated to include the results of operations of Naples, CFC, PBC, FAB, and FIRSTBANC from the earliest period presented, except for dividends per common share. (See
    Note 1 to the Company's consolidated financial statements included in this Annual Report).

(2) The weighted average common share and common equivalent shares outstanding are those of NCC, CBS, Naples, CFC, PBC, FAB, and FIRSTBANC converted into ANB common and common equivalents at the applicable exchange ratios.

(3) Net income per common share--diluted is calculated based upon net income as adjusted cash dividends on preferred stock.

(4) Book value and tangible book value at December 31, 1994 are calculated on the outstanding common shares of NCC, CBS, Naples, CFC, PBC, FAB, and FIRSTBANC converted at the exchange ratio.

(5) Net interest income divided by average earning assets.

(6) Nonperforming loans and nonperforming assets includes loans past due 90 days or more that are still accruing interest.

(7) Based upon fully phased-in requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

  The following is a discussion and analysis of the consolidated financial condition of the Company and results of operations as of the dates and for the periods indicated. On December 31, 1998, Community Bank of Naples, National Association ("Naples'), a bank headquartered in Naples, Florida, was merged with and into the Company, pursuant to which each share of Naples common stock was converted into 0.53271 shares of the Company's common stock for a total of 532,608 shares. On October 2, 1998, Community Financial Corporation ("CFC'), a one bank holding company headquartered in Mabelton, Georgia, was merged with and into the Company, pursuant to which each share of CFC common stock was converted into 0.351807 shares of the Company's common stock for a total of 1,076,032 shares. On May 29, 1998, Public Bank Corporation ("PBC'), a one bank holding company headquartered in St. Cloud, Florida, was merged with and into the Company, pursuant to which each share of PBC common stock was converted into 0.2353134 shares of the Company's common stock for a total of 549,913 shares. The historical consolidated financial statements of the Company reflect adjustments for 1998 mergers accounted for as poolings of interests and differ from consolidated financial statements of the Company as previously reported.

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

Selected Bank Financial Data

  The Company's success is dependent upon the financial performance of the Banks. The Company, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 1998 and 1997 for each of the Banks operated by the Company.

                         SELECTED BANK FINANCIAL DATA
                     (Amounts in thousands, except ratios)
                                  (Unaudited)

                                  December 31, 1998
                      --------------------------------------------------------------------------------------------------------
                      National  Alabama             Citizens &   First      First     First             Georgia    Community
                      Bank of   Exchange   Bank of   Peoples    American   Citizens    Gulf    Public    State      Bank of
                      Commerce    Bank    Dadeville Bank, N.A.    Bank    Bank, N.A.   Bank     Bank      Bank    Naples, N.A.
                      --------  --------  --------- ----------  --------  ---------- --------  -------  --------  ------------
Summary of
Operations:
 Interest income..... $ 51,527  $ 4,958    $ 5,143   $ 1,621    $ 20,014   $ 6,607   $  7,945  $ 3,917  $  9,764    $ 5,415
 Interest expense....   27,550    1,726      2,232     1,110       9,293     3,143      3,397    1,356     4,334      2,657
 Net interest
 income..............   23,977    3,232      2,911       511      10,721     3,464      4,548    2,561     5,430      2,758
 Provision for loan
 losses..............      --       283         21       183         509        16        387       44        10        343
 Securities gains
 (losses)............      --       --           3       --           28       --           4      --        --         --
 Noninterest
 income..............   19,374      708        747       132       3,505       777      1,329      841     1,644        244
 Noninterest
 expense.............   29,509    1,932      1,706       882       8,685     2,134      3,953    1,919     4,544      2,353
 Net income..........    9,428    1,186      1,343      (266)      3,665     1,509      1,053      966     1,651         43
Balance Sheet
Highlights:
 At Period-End:
   Total assets...... $767,245  $66,779    $67,958   $40,007    $268,460   $88,465   $112,453  $57,713  $131,294    $92,639
   Securities........   93,863   21,198     18,076    20,714      30,423    34,189     13,035   13,320    46,075     32,952
   Loans, net of
   unearned income...  528,176   38,488     43,977    13,503     199,302    46,567     87,756   34,457    72,104     40,365
   Allowance for loan
   losses............    8,271      521        467       203       2,982       647      1,100      498     1,245        606
   Deposits..........  482,339   59,938     54,550    35,743     229,682    77,811     98,376   51,860   114,468     73,609
   Short-term debt...    5,000      --       5,200       --          --        --         --       --      4,550        --
   Long-term debt....   20,244      --         --        --       10,084       --         --       --        --       2,000
   Stockholders'
   equity............   57,348    6,239      6,055     4,129      23,511     7,711      7,776    5,371    10,062      6,241
Performance Ratios:
 Return on average
 assets..............     1.27%    1.76%      2.07%    (1.02)%      1.50%     1.69%      1.01%    1.82%     1.33%      0.05%
 Return on average
 equity..............    17.44    20.83      22.23     (6.28)      16.64     18.07      14.38    18.71     17.05       0.85
 Net interest
 margin..............     3.74     5.27       4.85      2.22        4.87      4.26       4.92     5.23      4.77       3.76
Capital and Liquidiy
Ratios:
 Average equity to
 average assets......     7.30     8.44       9.31     16.31        9.03      9.37       7.04     9.71      7.82       6.42
 Leverage (4.00%
 required minimum)...     7.33     7.80       9.02     11.37        9.00      8.06       7.20     9.55      7.24       7.44
 Risk-based capital
   Tier 1 (4.00%
   required
   minimum)..........     9.65    12.47      12.76     20.11       10.59     13.60       8.74    14.92     12.30      13.70
   Total (8.00%
   required
   minimum)..........    10.90    13.72      13.76     21.11       11.84     14.82       9.97    16.17     13.55      14.95
 Average loans to
 average deposits....    99.15    58.33      80.68     35.83       91.85     61.46      82.08    66.63     63.62      47.20

                          SELECTED BANK FINANCIAL DATA
                     (Amounts in thousands, except ratios)
                                  (Unaudited)

                                   December 31, 1997
                        ------------------------------------------------------------------------------------------------------
                        National  Alabama             Citizens &  First      First     First            Georgia    Community
                        Bank of   Exchange   Bank of   Peoples   American   Citizens   Gulf    Public    State      Bank of
                        Commerce    Bank    Dadeville Bank, N.A.   Bank    Bank, N.A.  Bank     Bank      Bank    Naples, N.A.
                        --------  --------  --------- ---------- --------  ---------- -------  -------  --------  ------------
Summary of Operations:
 Interest income......  $ 48,401  $ 3,976    $ 5,144   $ 1,896   $ 20,250   $ 6,842   $ 5,068  $ 3,578  $  7,774    $ 2,758
 Interest expense.....    24,998    1,089      2,205       748      8,686     3,025     2,005    1,168     3,107      1,262
 Net interest
  income..............    23,403    2,887      2,939     1,148     11,564     3,817     3,063    2,410     4,667      1,496
 Provision for loan
  losses..............       --        10        --         76      2,811        41        50       60       150        223
 Securities gains
  (losses)............       --       --           4       --         (15)        3       --       --          6        --
 Noninterest income...    14,048      425        680       225      1,235       664       645      750     1,353        107
 Noninterest
  expense.............    25,197    1,715      1,887     1,146      9,528     2,414     2,413    1,880     4,046      1,347
 Net income...........     8,215    1,084      1,250       126        792     1,473       808      833     1,610          9
Balance Sheet
 Highlights:
 At Period-End:
   Total assets.......  $714,725  $64,563    $62,307   $14,677   $239,931   $89,816   $92,779  $49,187  $100,975    $71,790
   Securities.........   103,153   15,634     10,977     8,366     29,041    31,670    15,124    8,505    26,385     16,209
   Loans, net of
    unearned income...   457,605   33,111     43,028     2,734    188,473    48,936    67,426   30,538    65,341     27,701
   Allowance for loan
    losses............     7,398      363        494        20      3,086       715       753      469     1,233        313
   Deposits...........   456,843   59,015     51,292    10,354    196,596    78,531    82,253   44,127    87,265     64,601
   Short-term debt....     5,880      --         --        --      12,500       --        --       --        --         --
   Long-term debt.....    10,274      --       4,200       --         --        --        --       --        --       2,000
   Stockholders'
    equity............    50,247    5,025      5,915     4,328     20,401     8,565     6,730    4,797     8,658      4,685
Performance Ratios:
 Return on average
  assets..............      1.30%    2.21%      1.98%     0.49%      0.35%     1.70%     1.26%    1.75%     1.72%      0.02%
 Return on average
  equity..............     16.87    23.81      21.34      3.51       3.39     17.93     16.15    18.34     20.33       0.20
 Net interest
  margin..............      3.95     6.35       5.07      4.97       5.51      4.80      5.35     5.53      5.49       4.04
Capital and Liquidiy
 Ratios:
 Average equity to
  average assets......      7.69     9.29       9.28     13.90      10.19      9.47      7.80     9.52      8.47      11.22
 Leverage (4.00%
  required minimum)...      7.41     7.48       9.16     34.69       8.50      9.27      7.36     9.50      7.90       8.06
 Risk-based capital...
   Tier 1 (4.00%
    required
    minimum)..........      9.12    10.09      12.70     69.88      10.15     15.27      9.24    10.80     13.10      15.40
   Total (8.00%
    required
    minimum)..........     10.37    11.03      13.79     70.20      11.40     16.52     10.27    11.80     14.30      16.45
 Average loans to
  average deposits....     95.64    70.37      85.08     63.44      93.69     66.86     78.84    67.59     68.89      48.38

RESULTS OF OPERATIONS

 Year ended December 31, 1998, compared with year ended December 31, 1997

  The Company's net income increased by $3.3 million, or 23.1%, to $17.4 million in the year ended December 31, 1998, from $14.1 million in the year ended December 31, 1997. Return on average assets during 1998 was 1.10%, compared with 1.05% during 1997, and return on average equity was 13.81% during 1998, compared with 12.73% during 1997.

  Net interest income increased $3.0 million, or 5.4%, to $59.1 million in 1998 from $56.1 million in 1997, as interest income increased by $11.2 million and interest expense increased $8.2 million. The increase in net interest income is primarily attributable to a $103.8 million increase in average loans to $1.0 billion during 1998, from $903.9 million during 1997, as a result of management emphasis on loan growth. The increase in interest expense is primarily attributable to an increase in average interest-bearing deposits of $125.5 million to $1.0 billion in 1998, from $895.9 million in 1997. In general, loans are the Company's highest yielding earning asset.

  The Company's net interest spread and net interest margin were 3.67% and 4.24%, respectively, in 1998, decreasing by 34 and 38 basis points, respectively, from 1997. These decreases reflect declining yield on average loans and an increasing cost of interest-bearing liabilities, both attributable to competition from banks and other financial institutions, a flattening yield curve, and rate compression from recent reductions in the prime rate.

  The Company recorded a provision for loan losses of $1.8 million during 1998 compared with $3.4 million one year ago. $509,000 of the 1998 provision for loan losses and $2.8 million of the 1997 provision for loan losses was recorded at FAB, primarily associated with higher loss experience in FAB's indirect automobile lending and sub-prime mortgage lending portfolios (which lending businesses were discontinued during 1997). Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level. The Company's allowance for loan losses as a percentage of period-end loans was 1.50% at December 31, 1998, compared to 1.54% at December 31, 1997, and the allowance for loan losses as a percentage of period-end nonperforming assets was 271.6% at December 31, 1998, compared with 211.0% at December 31, 1997. The Company experienced net charge-offs of $100,000 in 1998 equating to a ratio of net charge-offs to average loans of 0.01% compared with net charge-offs of $1.2 million in 1997 equating to a ratio of net charge-offs to average loans of 0.13%. See "--Provision and Allowance for Loan Losses."

  Noninterest income, including net securities gains and losses, increased $9.1 million, or 44.6%, to $29.4 million in 1998, compared with $20.3 million in 1997. The Company experienced increases in its fee-based divisions (investment services, trust, and mortgage lending) of $6.3 million, or 54.3%, to $17.9 million in 1998 from $11.6 million in 1997. Service charges increased by $660,000, or 10.0%, to $7.3 million in 1998 from $6.6 million in 1997.
Earnings on bank owned life insurance policies totaled $1.2 million in 1998 compared with $39,000 in 1997. These policies were purchased in December of 1997 and, accordingly, 1998's earnings on these policies are substantially higher as they reflect a full year's earnings. Non-recurring sales of assets netted $247,000 in 1998 and included a gain of $310,000 resulting from the sale of a certain portion of FAB's loan portfolio. In 1997, non-recurring sales of assets included a charge to provide for the consolidation of FAB's data processing facilities into the existing Company facility and included losses resulting from abandonment of certain leasehold improvements, which totaled $499,000. Noninterest expense increased $8.4 million, or 15.8%, to $61.2 million during 1998, compared with $52.8 million during 1997. See "-- Noninterest Income and Expense."

  Income before the provision for income taxes increased $5.3 million, or 26.4%, to $25.5 million in 1998, from $20.2 million in 1997. Net income increased $3.3 million during 1998.

 Year ended December 31, 1997, compared with year ended December 31, 1996

  The Company's net income increased by $485,000, or 3.6%, to $14.1 million in the year ended December 31, 1997, from $13.6 million in the year ended December 31, 1996. Return on average assets during 1997 was 1.05%, compared with 1.17% during 1996, and return on average equity was 12.73% during 1997, compared with 14.22% during 1996.

  Net interest income increased $5.1 million, or 10.0%, to $56.1 million in 1997 from $51.0 million in 1996, as interest income increased by $11.3 million and interest expense increased $6.2 million. The increase in net interest income was primarily attributable to a $107.3 million increase in average loans to $903.9 million during 1997, from $796.6 million during 1996, as a result of management emphasis on loan growth. The increase in interest expense was primarily attributable to an increase in average time deposits of $79.5 million to $491.8 million in 1997, from $412.8 million in 1996. All other funding sources increased a total of $43.8 million, or 8.8% from 1996 to 1997.

  The Company's net interest spread and net interest margin were 4.01% and 4.62%, respectively, in 1997, decreasing by 12 and 13 basis points, respectively, from 1996. These decreases reflected the Company's operation in competitive loan and deposit markets.

  The Company recorded a provision for loan losses of $3.4 million during 1997, compared with a provision for loan losses of $1.0 million during 1996, an increase of $2.4 million, or 230.5%, resulting from higher loss experience at FAB in its indirect automobile lending and sub-prime mortgage lending portfolios, both of which were discontinued in 1997. The Company's allowance for loan losses as a percentage of period-end loans was 1.54% at December 31, 1997, compared to 1.45% at December 31, 1996, and the allowance for loan losses as a percentage of period-end nonperforming assets was 211.0% at December 31, 1997, compared with 301.3% at December 31, 1996. The Company experienced net charge-offs of $1.2 million in 1997 equating to a ratio of net charge-offs to average loans of 0.13%. See "-- Provision and Allowance for Loan Losses."

  Noninterest income, including securities gains and losses, increased $1.2 million, or 6.1%, to $20.3 million in 1997, compared with $19.1 million in 1996. The increase was attributable to steady growth in all fee-based business lines of the Company. Noninterest expense increased $2.6 million, or 5.2%, to $52.8 million in 1997 from $50.2 million in 1996.

  Income before the provision for income taxes increased $1.3 million, or 6.8%, to $20.2 million in 1997, from $18.9 million in 1996. Income before minority interest in earnings of consolidated subsidiary and net income increased $483,000 and $485,000, respectively, during 1997.

Net Interest Income

  The largest component of the Company's net income is its net interest income -- the difference between the interest income earned on assets and interest paid on deposits and borrowed funds used to support its assets. Net interest income is determined by the yield earned on the Company's earning assets and rates paid on its interest-bearing liabilities, the relative amounts of earning assets and interest-bearing liabilities and the maturity and repricing characteristics of its earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents the Company's net interest margin.

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

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                      Year ended December 31,
                          ----------------------------------------------------------------------------------
                                     1998                        1997                       1996
                          --------------------------- --------------------------- --------------------------
                           Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/ Yield/
                           Balance    Expense   Rate   Balance    Expense   Rate   Balance    Expense  Rate
                          ----------  -------- ------ ----------  -------- ------ ----------  ------- ------
         ASSETS:
         -------

Earning assets:
 Loans(1)(3)............  $1,007,695  $ 92,343  9.16% $  903,930  $ 85,549  9.46% $  796,556  $76,664  9.62%
 Securities:
 Taxable................     273,782    17,213  6.29     213,533    13,829  6.48     197,120   12,488  6.34
 Tax exempt.............      33,182     2,510  7.56      32,939     2,628  7.98      29,246    2,255  7.71
 Cash balances in other
  banks.................       2,019       106  5.25       1,042        55  5.28       4,060      240  5.91
 Funds sold.............      75,039     4,256  5.67      59,683     3,353  5.62      44,653    2,263  5.07
 Trading account
  securities............       4,352       264  6.07       3,488       193  5.53       2,814      183  6.50
                          ----------  --------        ----------  --------        ----------  -------
  Total earning
   assets(2)............   1,396,069   116,692  8.36   1,214,615   105,607  8.69   1,074,449   94,093  8.76
                          ----------  --------        ----------  --------        ----------  -------
Cash and due from
 banks..................      56,529                      49,004                      42,261
Premises and equipment..      37,404                      35,142                      33,717
Other assets............     108,715                      55,822                      28,798
Allowance for loan
 losses.................     (15,608)                    (13,329)                    (12,081)
                          ----------                  ----------                  ----------
  Total assets..........  $1,583,109                  $1,341,254                  $1,167,144
                          ==========                  ==========                  ==========

      LIABILITIES:
      ------------

Interest-bearing
 liabilities:
 Interest-bearing
  transaction accounts..  $  167,034     4,271  2.56  $  141,830     3,703  2.61  $  163,873    5,017  3.06
 Savings and money
  market deposits.......     313,254    11,678  3.73     262,356     9,509  3.62     225,579    7,834  3.47
 Time deposits..........     541,142    30,466  5.63     491,751    27,477  5.59     412,280   23,231  5.63
 Funds purchased........     127,856     6,807  5.32      85,956     4,491  5.22      71,660    3,624  5.06
 Other short-term
  borrowings............      26,323     1,613  6.13      43,988     2,712  6.17      29,980    2,064  6.88
 Long-term debt.........      30,548     1,720  5.63       8,583       487  5.67       7,831      404  5.16
                          ----------  --------        ----------  --------        ----------  -------
  Total interest-bearing
   liabilities..........   1,206,157    56,555  4.69   1,034,464    48,379  4.68     911,203   42,174  4.63
                          ----------  --------        ----------  --------        ----------  -------
 Demand deposits........     192,427                     162,081                     145,680
 Accrued interest and
  other liabilities.....      58,696                      33,827                      14,398
 Stockholders' equity...     125,829                     110,882                      95,863
                          ----------                  ----------                  ----------
  Total liabilities and
   stockholders'
   equity...............  $1,583,109                  $1,341,254                  $1,167,144
                          ==========                  ==========                  ==========
Net interest spread.....                        3.67%                       4.01%                      4.13%
                                                ====                        ====                       ====
Net interest
 income/margin on a
 taxable equivalent
 basis..................                60,137  4.31%               57,228  4.71%              51,919  4.83%
                                                ====                        ====                       ====
Tax equivalent
 adjustment(2)..........                   988                       1,099                        915
                                      --------                    --------                    -------
Net interest
 income/margin..........              $ 59,149  4.24%             $ 56,129  4.62%             $51,004  4.75%
                                      ========  ====              ========  ====              =======  ====

--------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.
(3)  Fees in the amount of $3,273,000, $3,244,000, and $2,943,000 are included in interest and fees on loans for 1998, 1997, and 1996, respectively.

  During 1998, the Company experienced an increase in net interest income of $3.0 million, or 5.4%, to $59.1 million, compared with $56.1 million in 1997. Net interest income increased despite a decrease in the net interest spread of 34 basis points to 3.67% in 1998 from 4.01% in 1997, and a decrease in the net interest margin of 38 basis points to 4.24% in 1998, compared with 4.62% in 1997. Because the relative yield on loans exceeds that of all other earning assets, the primary reason for the increased net interest income was a 11.5% increase in average loan volume. The primary reason for the decrease in the net interest spread and net interest margin was "spread-compression" resulting from, generally, lower rates on loans, and higher rates on marginal funding sources, such as time deposits, and Federal funds purchased, as well as an increase in higher cost time deposits as a percentage of total deposits, which are among the highest cost funding sources available to the Company. During 1998, net average earning assets increased by $181.5 million, or 14.9%, to $1.40 billion from $1.21 billion in 1997. The major components of this increase included average loans which increased $103.8 million, or 11.5%, to $1.01 billion in 1998 from $903.9 million in 1997, and securities which increased $60.5 million, or 24.5%, to $307.0 million in 1998 from $246.5 million in 1997.

 Analysis of Changes in Net Interest Income

  The following table sets forth, on a taxable equivalent basis, the effect that varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 1998 and 1997. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                              December 31,
                          --------------------------------------------------------
                            1998 Compared to 1997        1997 Compared to 1996
                               Variance Due to              Variance Due to
                          ---------------------------  ---------------------------
                          Volume   Yield/Rate  Total   Volume   Yield/Rate  Total
                          -------  ---------- -------  -------  ---------- -------
Earning assets:
Loans...................  $ 9,573   $(2,779)  $ 6,794  $10,178   $(1,293)  $ 8,885
Securities:
  Taxable...............    3,801      (417)    3,384    1,060       281     1,341
  Tax exempt............       19      (137)     (118)     292        81       373
Cash balances in other
 banks..................       51       --         51     (161)      (24)     (185)
Funds sold..............      873        30       903      824       266     1,090
Trading account
 securities.............       51        20        71       40       (30)       10
                          -------   -------   -------  -------   -------   -------
    Total interest
     income.............   14,368    (3,283)   11,085   12,233      (719)   11,514

Interest-bearing
 liabilities:
Interest-bearing
 transaction accounts...      641       (73)      568     (628)     (686)   (1,314)
Savings and money market
 deposits...............    1,875       294     2,169    1,324       351     1,675
Time deposits...........    2,790       199     2,989    4,413      (167)    4,246
Funds purchased.........    2,228        88     2,316      748       119       867
Other short-term
 borrowings.............   (1,081)      (18)   (1,099)     880      (232)      648
Long-term debt..........    1,236        (3)    1,233       41        42        83
                          -------   -------   -------  -------   -------   -------
    Total interest
     expense............    7,689       487     8,176    6,778      (573)    6,205
                          -------   -------   -------  -------   -------   -------
    Net interest income
     on a taxable
     equivalent basis...  $ 6,679   $(3,770)    2,909  $ 5,455   $  (146)    5,309
                          =======   =======            =======   =======
Taxable equivalent
 adjustment.............                          111                         (184)
                                              -------                      -------
Net interest income.....                      $ 3,020                      $ 5,125
                                              =======                      =======

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

  The following table illustrates the Company's interest rate sensitivity at December 31, 1998, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                                December 31, 1998
                          -------------------------------------------------------------------
                                    After One  After Three
                           Within    Through     Through                 Greater
                            One       Three      Twelve     Within One   Than One
                           Month     Months      Months        Year        Year      Total
                          --------  ---------  -----------  ----------   --------  ----------
        ASSETS:
        -------

Earning assets:
  Loans(1)..............  $466,784  $ 97,510    $ 177,025   $  741,319   $360,398  $1,101,717
  Securities(2).........    20,458    30,020      103,166      153,644    169,074     322,718
  Interest-bearing
   deposits in other
   banks................       225       --           --           225        --          225
  Funds sold............    57,076       --           --        57,076        --       57,076
                          --------  --------    ---------   ----------   --------  ----------
   Total interest-
    earning assets......  $544,543  $127,530    $ 280,191   $  952,264   $529,472  $1,481,736

      LIABILITIES:
      ------------

Interest-bearing
 liabilities:
  Interest-bearing
   deposits:
   Demand deposits......  $    --   $    --     $ 187,481   $  187,481   $    --   $  187,481
   Savings and money
    market deposits.....   298,817       --           --       298,817        --      298,817
   Time deposits(3).....    62,166   118,530      283,877      464,573     91,854     556,427
  Funds purchased.......   158,083                             158,083                158,083
  Short-term
   borrowings(4)........    18,556     9,200                    27,756                 27,756
  Long-term debt........         2         4           18           24     32,304      32,328
                          --------  --------    ---------   ----------   --------  ----------
   Total interest-
    bearing
    liabilities.........  $537,624  $127,734    $ 471,376   $1,136,734   $124,158  $1,260,892
                          --------  --------    ---------   ----------   --------  ----------
Period gap..............  $  6,919  $   (204)   $(191,185)  $ (184,470)  $405,314
                          ========  ========    =========   ==========   ========
Cumulative gap..........  $  6,919  $  6,715    $(184,470)  $ (184,470)  $220,844  $  220,844
                          ========  ========    =========   ==========   ========  ==========
Ratio of cumulative gap
 to total earning
 assets.................      0.47%     0.45%      (12.45)%     (12.45)%    14.90%

--------
(1) Excludes nonaccrual loans of $4,357,000.

(2) Excludes investment equity securities with a market value of $7,029,000.

(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(4) Includes treasury, tax and loan account of $1,506,000.

  The Company generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market interest rates when it is liability sensitive. The Company is liability sensitive throughout one year after one month. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

  With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At December 31, 1998, mortgage backed securities totaling $183.0 million, or 10.9% of total assets and essentially every loan, net of unearned income, (totaling $1.11 billion, or 66.2% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

  Deposits totaled $1.28 billion, or 76.3% of total assets, at December 31, 1998. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements.

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

  The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during 1998 and 1997. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 1998 and, certainly, the future impact of market risk on the Company's net interest margin, may differ from that found in the table.

                                  MARKET RISK
                            (Amounts in thousands)

                         Year ended December 31, 1998          Year ended December 31, 1997
  Change in              ---------------------------------     ---------------------------------
  Prevailing              Net Interest       Change from        Net Interest       Change from
Interest Rates           Income Amount      Income Amount      Income Amount      Income Amount
--------------           ---------------    --------------     ---------------    --------------
+200 basis points.......    $        63,238              6.91%    $        59,813              6.56%
+100 basis points.......             61,194              3.46              57,971              3.28
0 basis points..........             59,149               --               56,129               --
-100 basis points.......             57,063             (3.53)             54,146             (3.53)
-200 basis points.......             54,977             (7.05)             52,158             (7.07)

Provision and Allowance for Loan Losses

  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a monthly basis, management reviews the appropriate level for the allowance for loan losses based on the results of the internal monitoring and reporting system, analysis of economic conditions in its markets and a review of historical statistical data, current trends regarding the volume and severity of past due and problem loans and leases, the existence and effect of concentrations of credit, and changes in national and local economic conditions for both the Company and other financial institutions. Also considered in management's evaluation of the adequacy of the allowance for loan losses are the results of regulatory examinations conducted for each bank, including evaluation of the Company's policies and procedures and findings from the Company's independent loan review department.

  The provision for loan losses decreased by $1.6 million, or 47.5%, to $1.8 million in 1998 from $3.4 million in 1997. Due to an increase during 1997 in the loss experience in FAB's indirect automobile lending and sub-prime lending portfolios, management deemed it prudent to increase FAB's provision for loan losses during 1997. These indirect automobile lending and sub-prime mortgage lending businesses were discontinued in late 1997, and management believes the allowance for loan losses, at its current level, adequately covers the Company's exposure to loan losses.

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

                           ALLOWANCE FOR LOAN LOSSES
                  (Amounts in thousands, except percentages)

                                       Year ended December 31,
                            --------------------------------------------------
                               1998       1997      1996      1995      1994
                            ----------  --------  --------  --------  --------
Total loans outstanding at
 end of period, net of
 unearned income..........  $1,106,074  $966,370  $868,307  $745,961  $482,639
                            ==========  ========  ========  ========  ========
Average amount of loans
 outstanding, net of
 unearned income..........  $1,007,695  $903,930  $796,556  $512,739  $439,216
                            ==========  ========  ========  ========  ========
Allowance for loan losses
 at beginning of period...  $   14,844  $ 12,633  $ 11,621  $  7,597  $  8,418
Charge-offs:
  Commercial, financial
   and agricultural.......         418       516       809     1,247     3,316
  Real estate--mortgage...         200       531       160       454       282
  Consumer................       1,246     1,880     1,027       543       366
                            ----------  --------  --------  --------  --------
    Total charge-offs.....       1,864     2,927     1,996     2,244     3,964
                            ----------  --------  --------  --------  --------
Recoveries:
  Commercial, financial
   and agricultural.......       1,012     1,068     1,525     1,294       715
  Real estate--mortgage...         296       200       152       296       125
  Consumer................         456       449       296       383       306
                            ----------  --------  --------  --------  --------
    Total recoveries......       1,764     1,717     1,973     1,973     1,146
                            ----------  --------  --------  --------  --------
    Net charge-offs.......         100     1,210        23       271     2,818
Provision for loan
 losses...................       1,796     3,421     1,035     1,171     1,770
Changes incidental to
 acquisitions.............         --        --        --      3,124       227
                            ----------  --------  --------  --------  --------
Allowance for loan losses
 at period-end............  $   16,540  $ 14,844  $ 12,633  $ 11,621  $  7,597
                            ==========  ========  ========  ========  ========
Allowance for loan losses
 to period-end loans......        1.50%     1.54%     1.45%     1.56%     1.57%
Net charge-offs to average
 loans ...................        0.01      0.13      0.00      0.05      0.64

 Allocation of Allowance

  There is no formal allocation of the allowance for loan losses by loan category.

 Nonperforming Assets

  The following table presents the Company's nonperforming assets for the dates indicated.

                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)

                                                At December 31,
                                       --------------------------------------
                                        1998    1997    1996    1995    1994
                                       ------  ------  ------  ------  ------
Nonaccrual loans...................... $4,357  $4,228  $2,735  $2,843  $1,570
Restructured loans....................    499   1,052     605     949     297
Loans past due 90 days or more and
 still accruing.......................    --      --        9     126     --
                                       ------  ------  ------  ------  ------
  Total nonperforming loans...........  4,856   5,280   3,349   3,918   1,867
Other real estate owned...............  1,234   1,756     842     780     883
                                       ------  ------  ------  ------  ------
  Total nonperforming assets.......... $6,090  $7,036  $4,191  $4,698  $2,750
                                       ======  ======  ======  ======  ======
Allowance for loan losses to period-
 end loans............................   1.50%   1.54%   1.45%   1.56%   1.57%
Allowance for loan losses to period-
 end nonperforming loans.............. 340.61  281.14  377.22  296.61  406.91
Allowance for loan losses to period-
 end nonperforming assets............. 271.59  210.97  301.43  247.36  276.25
Net charge-offs to average loans......   0.01    0.13    0.00    0.05    0.64
Nonperforming assets to period-end
 loans and foreclosed property........   0.55    0.73    0.48    0.63    0.57
Nonperforming loans to period-end
 loans................................   0.44    0.55    0.39    0.53    0.39

  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses. During the years ending December 31, 1998, 1997 and 1996, approximately $384,000, $371,000, and $279,000, respectively, in additional interest income would have been recognized in earnings if the Company's nonaccrual loans had been current in accordance with their original terms.

  Total nonperforming assets decreased $946,000 to $6.1 million at December 31, 1998, from $7.0 million at December 31, 1997. The allowance for loan losses to period-end nonperforming assets was 271.59% at December 31, 1998, compared with 210.97% at December 31, 1997. This ratio will generally fluctuate from period to period depending upon nonperforming asset levels at period end. The nonperforming assets decreased at year end 1998 compared with 1997 primarily due to the discontinuance of new originations in the indirect automobile and sub-grade mortgage loan portfolios at FAB.

 Potential Problem Loans

  A potential problem loan is one that management has serious doubts as to the borrower's future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that the Company's interests are protected. At December 31, 1998, the Company had certain loans considered by management to be potential problem loans totaling $25.4 million. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

 Noninterest income

  The Company relies on four distinct product lines for the production of recurring noninterest income: traditional retail and commercial banking and operating segments including mortgage banking, trust services and investment services. Combined fees associated with these product lines totaled $25.2 million in 1998, compared with $18.2 million in 1997, an increase of $7.0 million, or 38.3%. Non-recurring gains netted $247,000 in 1998 resulting primarily from the gain on sale of certain portions of FAB's loan portfolio in early 1998 totaling $391,000 and in 1997 non-recurring losses totaled $499,000, resulting from a charge to provide for the consolidation of FAB's data processing facility into the existing Company facility and by losses resulting from the abandonment of certain leasehold improvements.

  The following table sets forth, for the periods indicated, the principal components of noninterest income.

                              NONINTEREST INCOME
                            (Amounts in thousands)

                                                       Year ended December 31,
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- -------  -------
Service charges on deposit accounts................... $ 7,259 $ 6,599  $ 6,238
Investment services income............................  11,508   8,162    7,889
Trust fees............................................   2,101   1,799    1,550
Origination and sale of mortgage loans................   4,303   1,644    1,187
Gain on disposal of assets and deposits...............     247    (497)     148
Securities gains (losses).............................     174      (2)     (84)
Bank owned life insurance.............................   1,167      39       35
Other.................................................   2,591   2,550    2,167
                                                       ------- -------  -------
    Total noninterest income.......................... $29,350 $20,294  $19,130
                                                       ======= =======  =======

 Noninterest Expense

  The following table sets forth, for the periods indicated, the principal components of noninterest expense.

                              NONINTEREST EXPENSE
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Salaries and employee benefits......................... $36,021 $29,992 $28,756
Net occupancy expense..................................   6,724   6,623   6,481
Amortization of goodwill...............................     302     298     305
Advertising............................................     976   1,445   1,218
Banking assessments....................................     298     411   1,090
Data processing expenses...............................   2,435   2,151   1,770
Legal and professional fees............................   3,609   1,947   2,057
Non-credit losses (recoveries).........................     129     283     (24)
Other..................................................  10,660   9,638   8,522
                                                        ------- ------- -------
  Total noninterest expense............................ $61,154 $52,788 $50,175
                                                        ======= ======= =======

  Salaries and employee benefits increased $6.0 million, or 20.1%, in 1998. Revenue in the investment services and mortgage lending divisions increased significantly during 1998, and compensation of employees in these areas is largely commission based.

  Noninterest expenses increased $8.4 million, or 15.8%, to $61.2 million in 1998, from $52.8 million in 1997. Advertising decreased by $469,000, or 32.5%, to $976,000 in 1998, from $1.4 million in 1997. Data processing fees increased $284,000, or 13.2%, in 1998 to $2.4 million, in part, due to approximately $300,000 in conversion costs related to the mergers completed by the Company in 1998, part of which was offset by operating cost reductions attributable to consolidation of data processing operations. Legal and professional fees, $3.6 million in 1998, increased $1.7 million, or 85.4%, from $1.9 million in 1997 as a result of costs associated with mergers completed during 1998.

  The 1996 banking assessment amount includes a one-time charge of $677,000 relating to recapitalization of the SAIF fund through a FDIC assessment.

 Investment Services

  The following table sets forth, for the periods indicated, the summary of operations for the investment services departments of the Company:

                         INVESTMENT SERVICES DIVISION
                            (Amounts in thousands)

                                                           Year ended December
                                                                   31,
                                                          ---------------------
                                                           1998    1997   1996
                                                          ------- ------ ------
Investment services revenue.............................. $11,508 $8,162 $7,889
Other revenue............................................   1,409  1,311  1,354
                                                          ------- ------ ------
  Total investment revenue...............................  12,917  9,473  9,243
Expenses and allocated charges...........................  10,500  8,479  8,551
                                                          ------- ------ ------
  Net investment services revenue........................ $ 2,417 $  994 $  692
                                                          ======= ====== ======

  National Bank of Commerce of Birmingham ("NBC") operates an investment department devoted primarily to handling correspondent banks' investment needs. NBC has a wholly owned subsidiary, NBC Securities, Inc. ("NBC Securities"), that is licensed as a broker-dealer. Together, NBC's investment department and NBC Securities comprise the Investment Service Division. Investment services revenues consist primarily of commission income from the sale of investment securities. Investment services revenues increased $3.3 million, or 41.0%, to $11.5 million in 1998 from $8.2 million in 1997, primarily as a result continued favorable market conditions. Investment services revenues increased $273,000, or 3.5%, to $8.2 million in 1997 from $7.9 million in 1996. Other investment services revenue consists of interest and dividends on trading assets and fee based services including asset/liability consulting, bond accounting and security safekeeping. These results include certain income and expense items that are allocated by management to the investment services areas of the Company.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Trust Division

  The following table sets forth, for the periods indicated, the summary of operations for the trust division of the Company:

                                TRUST DIVISION
                            (Amounts in thousands)

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
Trust division income..................................... $2,101 $1,799 $1,550
Expenses and allocated charges............................  1,169  1,105  1,175
                                                           ------ ------ ------
  Net trust division revenue.............................. $  932 $  694 $  375
                                                           ====== ====== ======

  Trust division income increased $302,000, or 16.8%, to $2.1 million in 1998 from $1.8 million in 1997 due to new customer relationships and growth of existing assets managed. Similar conditions resulted in a 16.1% increase in trust department fees to $1.8 million in 1997 from $1.6 million in 1996.

  Despite the increase in Trust division income, Trust division expenses and allocated charges decreased 6.0% in 1997 versus 1996, from $1.2 million to $1.1 million

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Mortgage Lending Division

  The following table sets forth, for the periods indicated, the summary of operations for the mortgage lending division of the Company.

                           MORTGAGE LENDING DIVISION
                            (Amounts in thousands)

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
   Origination and sale of mortgage loans................. $4,303 $1,644 $1,187
   Interest income........................................    474    545    293
                                                           ------ ------ ------
     Total revenue........................................  4,777  2,189  1,480
   Expenses and allocated charges.........................  2,635  1,643  1,010
                                                           ------ ------ ------
     Net mortgage lending division revenue................ $2,142 $  546 $  470
                                                           ====== ====== ======

  Fees charged in connection with the origination and resale of mortgage loans totaled $4.3 million in 1998 and $1.6 million in 1997, an increase of $2.7 million, or 161.7%, resulting from a favorable interest rate environment, staff additions, and expansion of services into different geographic areas serviced by the Company. Expenses and allocated charges in the mortgage lending division grew 60.4% to $2.6 million in 1998 from $1.6 million in 1997, an increase if $992,000. In spite of this 60.4% increase, these expenses grew at a lower rate than revenues as a result of more efficient operations and leveraging the available fixed cost structure.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

Earning Assets

 Loans

  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $1.01 billion in 1998 compared to $903.9 million in 1997, an increase of $103.8 million, or 11.5%. At December 31, 1998, total loans, net of unearned income, were $1.11 billion compared to $966.4 million at the end of 1997, an increase of $139.7 million, or 14.5%.

  The growth in the Company's loan portfolio is attributable to general economic conditions that resulted in increased loan demand from existing customers and the Company's ability to attract new customers while maintaining consistent underwriting standards. The following table details the composition of the loan portfolio by category at the dates indicated.

                         COMPOSITION OF LOAN PORTFOLIO
                  (Amounts in thousands, except percentages)

                                                               December 31,
                          -----------------------------------------------------------------------------------------------
                                 1998                1997               1996               1995               1994
                          -------------------  -----------------  -----------------  -----------------  -----------------
                                      Percent            Percent            Percent            Percent            Percent
                                        of                 of                 of                 of                 of
                            Amount     Total    Amount    Total    Amount    Total    Amount    Total    Amount    Total
                          ----------  -------  --------  -------  --------  -------  --------  -------  --------  -------
Commercial and
 financial..............  $  257,409   23.24%  $208,666   21.55%  $203,616   23.33%  $177,906   23.68%  $124,145   25.58%
Real estate:
 Construction...........      74,024    6.68     72,166    7.45     62,628    7.18     47,313    6.30     36,281    7.48
 Mortgage--residential..     310,691   28.06    294,686   30.42    266,659   30.54    213,244   28.38    105,526   21.75
 Mortgage--commercial...     291,437   26.32    253,338   26.16    206,393   23.65    195,856   26.07    150,981   31.11
 Mortgage--other........       2,215     .20      2,299     .24      3,627     .42      4,407     .59      1,508     .31
Consumer................      77,187    6.97     89,971    9.29     94,888   10.87     93,163   12.40     57,056   11.76
Other...................      94,509    8.53     47,346    4.89     35,005    4.01     19,415    2.58      9,768    2.01
                          ----------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total gross loans......   1,107,472  100.00%   968,472  100.00%   872,816  100.00%   751,304  100.00%   485,265  100.00%
                                      ======             ======             ======             ======             ======
Unearned income.........      (1,398)            (2,102)            (4,509)            (5,343)            (2,626)
                          ----------           --------           --------           --------           --------
 Total loans, net of
  unearned income.......   1,106,074            966,370            868,307            745,961            482,639
Allowance for loan
 losses.................     (16,540)           (14,844)           (12,633)           (11,621)            (7,597)
                          ----------           --------           --------           --------           --------
 Total net loans........  $1,089,534           $951,526           $855,674           $734,340           $475,042
                          ==========           ========           ========           ========           ========

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

  The principal component of the Company's loan portfolio is real estate mortgage loans. At year-end 1998, this category totaled $678.4 million and represented 61.3% of the total loan portfolio, compared to $622.5 million, or 64.3%, of the total loan portfolio, at year-end 1997.

  Commercial mortgage loans increased $38.1 million, or 15.0%, to $291.4 million at December 31, 1998. Residential mortgage loans increased $16.0 million, or 5.4%, to $310.7 million at December 31, 1998, compared with $294.7 million at December 31, 1997.

  The growth of commercial and financial loans totaled $48.7 million, or 23.4%, in 1998, reflecting management emphasis on the wholesale commercial loan market.

  Consumer loans decreased $12.8 million, or 14.2%, during 1998 to $77.2 million from $90.0 million in 1997 as a result of reduced emphasis on certain areas of consumer lending (such as indirect automobile loans).

  Other categories of loans increased $47.2 million, or 99.6% to $94.5 million during 1998 as a result of growth in margin lending in the investment services division, which are fully secured by marketable securities, and leases from a newly organized leasing division of the Company. The Company engages in no foreign lending operations.

  The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the Company's loans maturing within specific intervals at December 31, 1998.

          LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES
                            (Amounts in thousands)

                                                 December 31, 1998
                                      ----------------------------------------
                                               Over one year   Over
                                      One year through five    five
                                      or less      years      years    Total
                                      -------- ------------- -------- --------
Commercial, financial and
 agricultural........................ $162,871   $ 86,177    $  8,361 $257,409
Real estate--construction............   59,344     10,631       4,050   74,025
Real estate--residential.............   52,051     91,161     167,479  310,691
Real estate--commercial..............   77,017    137,803      76,617  291,437
Consumer.............................   22,420     53,343       1,424   77,187

                                                         Predetermined Floating
                                                             Rates      Rates
                                                         ------------- --------
   Maturing after one year but within five years........   $257,467    $121,648
   Maturing after five years............................     75,498     182,433
                                                           --------    --------
                                                           $332,965    $304,081
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

 Securities

  Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of the Company's earning assets. Securities averaged $307.0 million during 1998, compared with $246.5 million during 1997, an increase of $60.5 million, or 24.5%. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities. At December 31, 1998, the securities portfolio totaled $324.2 million, including securities held to maturity with an amortized cost of $34.6 million and securities available for sale with a market value of $289.6 million.

  The following tables set forth the carrying value of securities held by the Company at the dates indicated.

                             INVESTMENT SECURITIES
                             (Amounts in thousands)

                                                       December 31,
                                            -----------------------------------
                                                  1998              1997
                                            ----------------- -----------------
                                              Cost    Market    Cost    Market
                                            -------- -------- -------- --------
   U.S. Treasury Securities................ $  2,607 $  2,518 $  8,992 $  9,026
   U.S. Government Agencies................      787      792    3,066    3,068
   State and political subdivisions........    9,673   10,087   10,067   10,431
   Mortgage backed securities..............   21,588   21,817   43,893   44,006
                                            -------- -------- -------- --------
       Total............................... $ 34,655 $ 35,214 $ 66,018 $ 66,531
                                            ======== ======== ======== ========

                         AVAILABLE FOR SALE SECURITIES
                             (Amounts in thousands)

                                                       December 31,
                                            -----------------------------------
                                                  1998              1997
                                            ----------------- -----------------
                                              Cost    Market    Cost    Market
                                            -------- -------- -------- --------
   U.S. Treasury........................... $  8,624 $  8,724 $ 14,063 $ 14,123
   U.S. Government Agencies................   86,130   85,986   67,385   67,474
   State and political subdivisions........   25,659   26,377   25,344   25,882
   Mortgage backed securities..............  160,589  161,442   83,955   84,197
   Other...................................    7,090    7,029    7,470    7,408
                                            -------- -------- -------- --------
       Total............................... $288,092 $289,558 $198,217 $199,084
                                            ======== ======== ======== ========

  The following tables show the scheduled maturity and average yields of securities owned by the Company at December 31, 1998.

            INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                          December 31, 1998
                         ------------------------------------------------------------------------------------
                                           After one but
                                            Within five     After five but
                         Within one year       years       Within ten years After ten years Other securities
                         ---------------- ---------------- ---------------- --------------- -----------------
                         Amount  Yield(1) Amount  Yield(1) Amount  Yield(1) Amount Yield(1)  Amount  Yield(1)
                         ------- -------- ------- -------- ------- -------- ------ -------- -------- --------
U.S. Treasury........... $ 2,499   6.22%
U.S. Government
 Agencies...............     499   6.49   $   365   6.19%  $    31   6.00%
State and political
 subdivisions...........     215   6.76     4,427   7.54   $ 4,531   8.00   $ 500    8.25%
Mortgage backed
 securities.............     --     --        --     --        --     --      --      --    $ 21,588   6.64%
                         -------          -------          -------          -----           --------
  Total................. $ 3,213   6.33%  $ 4,792   7.44%  $ 4,562   7.99%  $ 500    8.25%  $ 21,588   6.64%
                         =======   ====   =======   ====   =======   ====   =====    ====   ========   ====

--------
(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

        SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                          December 31, 1998
                         ------------------------------------------------------------------------------------
                                           After one but
                                            Within five     After five but
                         Within one year       years       Within ten years After ten years Other securities
                         ---------------- ---------------- ---------------- --------------- -----------------
                         Amount  Yield(1) Amount  Yield(1) Amount  Yield(1) Amount Yield(1)  Amount  Yield(1)
                         ------- -------- ------- -------- ------- -------- ------ -------- -------- --------
U.S. Treasury........... $ 6,397   6.18%  $ 2,327   6.09%
U.S. Government
 Agencies...............   2,027   7.05    49,347   5.88   $34,362   6.17%  $  250   6.84%
State and political
 subdivisions...........   2,327   6.97     9,526   6.58    10,925   6.91    3,599   7.04
Mortgage backed
 securities.............     --     --        --     --        --     --       --     --    $161,442   6.57%
Equity securities.......     --     --        --     --        --     --       --     --       7,029   6.89
                         -------          -------          -------          ------          --------
  Total................. $10,751   6.51%  $61,200   6.00%  $45,287   6.34%  $3,849   7.02%  $168,471   6.59%
                         =======   ====   =======   ====   =======   ====   ======   ====   ========   ====

--------
(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

  At December 31, 1998, mortgage-backed securities consisting of collateralized mortgage obligations and pass-through mortgage obligations totaled $183.0 million, classified as investment securities of $21.6 million and securities available for sale of $161.4 million. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon both terms of the underlying mortgages and the relative level of mortgage interest rates. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note. Accordingly, management generally expects repayment of the collateralized mortgage obligations in three to five years, and repayment of the pass-through mortgage obligations in five to seven years.

  Other attributes of securities are discussed in "--Interest Sensitivity and Market Risk."

 Short-Term Investments

  The Company utilizes overnight investment of funds in Federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by the Company when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 1998, Federal funds sold and securities purchased under agreements to resell averaged $75.0 million, compared to $59.7 million during 1997, representing a $15.4 million, or 25.7%, increase as the Company experienced growth in both loans and investment securities.

 Trading Account Securities

  An important aspect of investment department operations, but less so to the Company in total, are trading account securities, which represent securities owned by the Company prior to delivery to the Company's customers. Trading account securities averaged $4.4 million in 1998 and $3.5 million in 1997; this small dollar amount reflects management's policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

  Average interest-bearing liabilities increased $171.7 million, or 16.6%, to $1.21 billion in 1998, from $1.03 billion in 1997. Average interest-bearing deposits increased $125.5 million, or 14.0%, to $1.02 billion in 1998, from $895.9 million in 1997 attributable to successful marketing efforts. Average Federal funds purchased and securities sold under agreements to repurchase increased $41.9 million, or 48.7%, to $127.9 million in 1998, from $86.0 million in 1997 due, in part, from additional liquidity provided by downstream correspondent banks. Average short-term borrowings decreased by $17.7 million, or 40.2%, to $26.3 million in 1998, compared to $44.0 million in 1997 as some of the funding requirements were shifted from short-term to long-term. Average long-term borrowings increased $21.9 million to $30.5 million in 1998, from $8.6 in 1997.

 Deposits

  Average total deposits increased $155.8 million, or 14.7%, to $1.21 billion during 1998, from $1.06 billion during 1997. At December 31, 1998, total deposits were $1.28 billion, compared with $1.13 billion at December 31, 1997, an increase of $149.7 million, or 13.3%.

  The following table sets forth the deposits of the Company by category at the dates indicated.

                                   DEPOSITS
                  (Amounts in thousands, except percentages)

                                                                 December 31,
                         ---------------------------------------------------------------------------------------------
                                1998                1997               1996              1995              1994
                         ------------------- ------------------- ----------------- ----------------- -----------------
                                    Percent             Percent           Percent           Percent           Percent
                           Amount   of Total   Amount   of Total  Amount  of Total  Amount  of Total  Amount  of Total
                         ---------- -------- ---------- -------- -------- -------- -------- -------- -------- --------
Demand.................  $  232,450   18.23% $  180,341   16.02% $155,695   15.74% $148,816   15.74% $ 99,074   16.40%
NOW....................     187,481   14.70     155,147   13.78   133,762   13.52   156,464   16.55    85,020   14.07
Savings and money
 market................     298,817   23.43     294,072   26.13   254,570   25.74   239,031   25.28   193,973   32.11
Time less than
 $100,000..............     403,156   31.63     369,363   32.83   332,278   33.59   308,223   32.59   169,765   28.10
Time greater than
 $100,000..............     153,271   12.01     126,556   11.24   112,877   11.41    93,010    9.84    56,279    9.32
                         ----------  ------  ----------  ------  --------  ------  --------  ------  --------  ------
 Total deposits........  $1,275,175  100.00% $1,125,479  100.00% $989,182  100.00% $945,544  100.00% $604,111  100.00%
                         ==========  ======  ==========  ======  ========  ======  ========  ======  ========  ======

  Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. The Company's core deposits totaled $1.12 billion, or 88.0%, of total deposits at December 31, 1998 and totaled $998.9 million, or 88.8%, of total deposits at December 31, 1997.

  Deposits, in particular core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 86.7% at December 31, 1998, and 85.9% at the end of 1997, and the ratio averaged 83.0% during 1998 and 85.4% during 1997. The maturity distribution of the Company's time deposits in excess of $100,000 at December 31, 1998, is shown in the following table.

             MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME
                         DEPOSITS OF $100,000 OR MORE
                            (Amounts in thousands)

                                              December 31, 1998
                         -----------------------------------------------------------
                                                           After
                                    After One               Six
                                     Through  After Three Through   After
                         Within One   Three   Through Six  Twelve   Twelve
                           Month     Months     Months     Months   Months   Total
                         ---------- --------- ----------- -------- -------- --------
Certificates of deposit
 of $100,000 or more....  $21,405    $23,835    $35,891   $ 31,105 $ 20,715 $132,951
Other time deposits of
 $100,000 or more.......   11,405      7,865        --         --     1,050   20,320
                          -------    -------    -------   -------- -------- --------
  Total.................  $32,810    $31,700    $35,891   $ 31,105 $ 21,765 $153,271
                          =======    =======    =======   ======== ======== ========

  Approximately 42.1% of the Company's time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets with large certificates of deposit obtained through brokers. The Company has not historically used brokered deposits.

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

  Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of the Company as well as a cash management tool offered to corporate customers. At December 31, 1998, these funds totaled $162.6 million, compared with $141.4 million at December 31, 1997.

  At December 31, 1998 Treasury, tax and loan balances totaled $1.5 million, compared to $5.2 million at December 31, 1997. The Company collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

  The Company's average borrowing from an independent bank under a $20 million credit facility ("the Credit Facility") was $13.5 million during 1998, compared with $17.9 million during 1997. As of December 31, 1998, the outstanding balance under the Credit Facility was $11.5 million, leaving a remaining availability under the Credit Facility of $8.5 million. The Credit Facility bears interest at a rate that varies with LIBOR and is secured by stock in the Banks. Effective January 19, 1998, the Credit Facility was renegotiated and renewed providing for a current maturity date of May 31, 1999. The Company has historically renewed the Credit Facility prior to its maturity date.

  Five of the Banks are members of the FHLB. At December 31, 1998, these Banks had available FHLB lines of $93.8 million, under which $46.8 million was outstanding, including advances classified as short-term of $14.8 million and advances classified as long-term of $32.0 million. This compares to borrowings of $30.0 million at December 31, 1997, of which $13.8 million was short-term and $16.2 million was long-term.

  The following table sets forth, for the periods indicated, the principal components of borrowed funds.

                                 BORROWED FUNDS
                   (Amounts in thousands, except percentages)

                                                         December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
Federal funds purchased and securities sold under
 agreements to repurchase:
  Balance at end of period.......................  $162,633  $141,437  $93,848
  Average balance outstanding....................   127,856    85,956   71,660
  Maximum outstanding at any month's end.........   162,633   141,610   93,848
  Weighted average interest rate at period-end...      4.70%     6.15%    5.93%
  Weighted average interest rate during the
   period........................................      5.32      5.23     5.15

Treasury, tax and loan:
  Balance at end of period.......................  $  1,506  $  5,210  $ 2,968
  Average balance outstanding....................     3,626     2,506    2,767
  Maximum outstanding at any month's end.........     6,944     5,210    6,242
  Weighted average interest rate at period-end...      4.45%     5.90%    5.15%
  Weighted average interest rate during the
   period........................................      4.30      4.99     4.01

Notes Payable:
  Balance at end of period.......................  $ 11,500  $ 15,337  $18,100
  Average balance outstanding....................    13,516    18,037   19,785
  Maximum outstanding at any month's end.........    15,250    19,350   22,476
  Weighted average interest rate at period-end...      6.32%     6.70%    6.79%
  Weighted average interest rate during the
   period........................................      6.44      6.63     7.19

Short-term advances from the Federal Home Loan
 Bank:
  Balance at end of period.......................  $ 10,200  $ 13,750  $24,000
  Average balance outstanding....................     9,181    23,445    7,428
  Maximum outstanding at any month's end.........    10,200    31,250   24,000
  Weighted average interest rate at period-end...      5.54%     5.80%    6.01%
  Weighted average interest rate during the
   period........................................      6.40      5.81     5.70

Long-term advances from the Federal Home Loan
 Bank:
  Balance at end of period.......................  $ 32,000  $ 16,200  $12,500
  Average balance outstanding....................    30,192     8,157    7,263
  Maximum outstanding at any month's end.........    32,000    28,700   12,500
  Weighted average interest rate at period-end...      5.09%     5.73%    5.53%
  Weighted average interest rate during the
   period........................................      5.59      5.59     5.70

Convertible debentures:
  Balance at end of period.......................  $    --   $    --   $   105
  Average balance outstanding....................       --         14      105
  Maximum outstanding at any month's end.........       --        105      105
  Weighted average interest rate at period-end...          %         %    8.57%
  Weighted average interest rate during the
   period........................................       --       7.14     8.57

Capital leases:
  Balance at end of period.......................  $    328  $    387  $   439
  Average balance outstanding....................       356       412      463
  Maximum outstanding at any month's end.........       387       439      487
  Weighted average interest rate at period-end...      9.04%     9.04%    8.88%
  Weighted average interest rate during the
   period........................................      8.98      8.98     9.07

Capital Resources and Liquidity Management

 Capital Resources

  The Company's stockholders' equity increased $14.1 million, or 12.1%, to $131.0 million at December 31, 1998, from $116.9 million at December 31, 1997. This net increase was primarily attributable to net income for 1998 of $17.4 million and proceeds from the exercise of stock options totaling $1.9 million, less dividends paid of $5.6 million.

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

  The Company exceeded its fully phased-in regulatory capital ratios at December 31, 1998, 1997 and 1996, as set forth in the following table.

                              ANALYSIS OF CAPITAL
                  (Amounts in thousands, except percentages)

                                                      December 31,
                                             --------------------------------
                                                1998        1997       1996
                                             ----------  ----------  --------
Tier 1 Capital.............................. $  122,732  $  109,682  $ 98,694
Tier 2 Capital..............................     15,296      13,867    11,308
                                             ----------  ----------  --------
  Total qualifying capital(1)............... $  138,028  $  123,549  $110,002
                                             ==========  ==========  ========
Risk-adjusted total assets (including off-
 balance sheet exposures)................... $1,223,641  $1,109,326  $904,606
Tier 1 risk-based capital ratio (4.00%
 required minimum)..........................      10.03%       9.89%    10.91%
Total risk-based capital ratio (8.00%
 required minimum)..........................      11.28       11.14     12.16
Tier 1 leverage ratio (4.00% required
 minimum)...................................       7.41        7.75      8.64

--------
(1) Does not include $1,244,000, $977,000 and $1,325,000 of the Company's allowance for loan losses at December 31, 1998, 1997 and 1996, respectively, in excess of 1.25% of risk-adjusted total assets.

  Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the Banks exceeded these regulatory capital ratios at December 31, 1998, as set forth in the following table.

                              BANK CAPITAL RATIOS

                                               Tier 1 Risk Total Risk  Tier 1
                                                  Based      Based    Leverage
                                               ----------- ---------- --------
Alabama National BanCorporation...............    10.03%     11.28%     7.41%

National Bank of Commerce of Birmingham.......     9.65      10.90      7.33
Alabama Exchange Bank.........................    12.47      13.72      7.80
Bank of Dadeville.............................    12.76      13.76      9.02
Citizens & Peoples Bank, N.A..................    20.11      21.11     11.37
Community Bank of Naples, National
 Association..................................    13.70      14.95      7.44
First American Bank...........................    10.59      11.84      9.00
First Citizens Bank, N.A......................    13.60      14.82      8.06
First Gulf Bank...............................     8.74       9.97      7.20
Georgia State Bank............................    12.30      13.55      7.24
Public Bank...................................    14.92      16.17      9.55
Required minimums.............................     4.00       8.00      4.00

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

  Assets included in the Company's Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell position, its primary source of liquidity, averaged $75.0 million during 1998 and was $57.1 million at December 31, 1998, and averaged $59.7 million during 1997 and was $78.9 million at December 31, 1997. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provide a constant source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $147.4 million at December 31, 1998 provide the Company an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See "-- Loans" and "Securities."

  Liquidity can also be managed using liabilities included in the Company's Consolidated Statement of Condition, such as Federal funds purchased and securities sold under agreements to repurchase and short-term borrowing. Combined Federal funds purchased and securities sold under agreements to repurchase, Treasury, tax and loan, and short-term borrowings averaged $154.2 million during 1998 and was $185.8 million at December 31, 1998, and averaged $129.9 million during 1997 and was $175.7 million at December 31, 1997. Overnight borrowing lines with upstream correspondent banks, $156.1 million at December 31, 1998, of which $119.8 million was unused, provide additional sources of liquidity to the Company on an unsecured basis. The Federal Home Loan Bank provides secured and unsecured credit lines to five of the Company's banks totaling approximately $93.8 million. At December 31, 1998, advances under these lines totaled $46.8 million, including $14.8 million classified as short-term and $32.0 million classified as long-term. Long-term liquidity needs are met through the Company's deposit base (approximately 88% of the Company's deposits at December 31, 1998, are considered core deposits), and the repayment of loans and other investments as they mature. The Company is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits and the amount and mix of longer-term investments in its portfolio.

  The Company, as a stand alone corporation, has more limited access to liquidity sources than its banks and depends on dividends from its subsidiaries as its primary source of liquidity. The Company's liquidity is diminished by required payments on its outstanding short-term debt. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material negative impact on the liquidity available to the Company. (See Note 17 to the Company's Consolidated Financial Statements included in this Annual Report.) If circumstances warrant, the Company's short-term liquidity needs can also be met by additional borrowings of approximately $8.5 million representing the unused portion of the Company's credit facility with an unrelated bank. See "--Borrowed Funds."

Accounting Rule Changes

 Derivative Investments and Hedging Activities

  In June 1998, the FASB issued Statement of Financial Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"), effective for all fiscal quarters of all fiscal years beginning after June 30, 1999. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Management of the Company does not expect the adoption of Statement 133 to have a material impact on its financial statements since the Company does not enter into derivative instruments.

 Mortgage-Backed Securities

  In October, 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65, ("Statement 134"). Statement 134 amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter after December 15, 1998. However, since the Company does not securitize mortgage loans, management does anticipate any financial statement impact of adopting this statement.

Impact of Inflation

  Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and its subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See "--Interest Sensitivity and Market Risk."

Industry Developments

  Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.

Year 2000--Technology Considerations

  The Company is aware of the many areas affected by the Year 2000 computer issue as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. The board of directors of the Company has approved a Year 2000 plan, which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, validation, implementation, testing and contingency planning. Progress under this plan is reported to the board of directors on a regular basis.

  The Company's core bank operating software has been certified by the Company's software vendor to be Year 2000 compliant. To verify this compliance, the Company loaded the software along with loan, deposit and general ledger data onto a separate test system. The data was aged and dates on the test system were advanced into 2000, and results from this test have been validated by Company personnel. The Company's testing and validation of results indicates that the core bank operating software is 100% Year 2000 compliant. The Company also has a number of secondary systems, and testing on these systems is either complete or substantially complete. The Company's target date for completion of such testing is March 31, 1999.

  While the Company's plans are to complete testing of in-house systems prior to March 31, 1999, there are several industry-wide tests which require participation of the Company as well as the testing of new systems. In addition to the systems outlined above, the Company is tracking the Year 2000 readiness of its utility companies and is finalizing contingency plans for these services as they relate to critical operations.

  Since it routinely upgrades and purchases technologically advanced software and hardware, the Company has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported operating results. Year 2000 costs to date, including an allocation for internal personnel, total approximately $230,000 through 1998, of which $70,000 represent capital expenditures. No significant information technology projects have been terminated or rescheduled as a result of any implications arising from the Year 2000 issue. The Company estimates that its remaining capital expenditures to prepare for Year 2000 and correct for any Year 2000 issues should not exceed $100,000 and its remaining operating expenditures (including personnel expenses for Company employees) should not exceed $100,000.

  The Company also recognizes the importance of determining that its borrowers are addressing the Year 2000 problem to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks, and Year 2000 questionnaires have been obtained from such borrowers where considered appropriate. Deposit customers have received statement inserts and informational material in this regard. The Company is working on a one-on-one basis with any borrower that has been identified as having high Year 2000 risk exposure.

  Management does not believe that the Company will incur significant additional costs associated with the Year 2000 issue. However, management cannot predict the amount of financial difficulties it may incur due to customer and vendor inability to perform according to their agreements with the Company or the effects that other third parties may bring as a result of this issue. The Company also anticipates that deposit customers may perceive a need for increased cash in the latter part of 1999 and management has made liquidity contingency plans to address this potential additional need for currency. Management has held discussions with the Federal Reserve and the Federal Home Loan Bank with regard to such potential increased currency and funding needs. Although the Federal Reserve has announced plans to increase the amount of currency in circulation in preparing for Year 2000, a lack of liquidity in the financial system could have a significant negative impact on the Company. Accordingly, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse impact on the Company's business, financial condition and results of operations.

  The Company's contingency plans are being tested and may be modified as testing progresses. The Securities and Exchange Commission has asked reporting companies to address a reasonable "worst case" scenario with respect to the Year 2000 issue. Management's estimate of the "worst case" scenario is a loss of electrical power and telecommunications service. The Company is preparing to have a backup electrical power generator to run its mainframe computer system in case of difficulties with its electricity vendor, but is unable to ascertain how such a loss of electrical power would impact its operations and those of its customers if such power loss was sustained for a material length of time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is contained in Item 7 herein under the heading "Interest Sensitivity and Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS

  The Consolidated Financial Statements and Financial Statement Schedules of ANB and subsidiaries listed in ITEM 14(a) have been included in this Annual Report and should be referred to in their entirety. The Supplementary Financial Information required by Item 302 of Regulation S-K is set forth below. The information for the first three quarters in 1998 and each quarter in 1997 differs from that previously reported in ANB's Quarterly Reports on Form 10-Q for the first three quarters of 1998 and 1997 and in ANB's Annual Report on Form 10-K for the year ended December 31, 1997, because each of the mergers completed by the Company during 1998 was accounted for as a pooling of interests.

                       SELECTED QUARTERLY FINANCIAL DATA
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                         1998 Quarters                               1997 Quarters
                          ------------------------------------------- -------------------------------------------
                            First      Second     Third      Fourth     First      Second     Third      Fourth
                          ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Summary of Operations:
Interest income.........  $   27,840 $   29,565 $   28,426 $   29,873 $   24,653 $   25,754 $   26,650 $   27,451
Interest expense........      13,718     14,734     13,997     14,106     11,227     11,871     12,249     13,032
Net interest income.....      14,122     14,831     14,429     15,767     13,426     13,883     14,401     14,419
Provision for loan
 losses.................         345        256        287        908        571      1,316        402      1,135
Securities gains
 (losses)...............          28        145          1        --          11          1         15        (29)
Noninterest income......       7,181      7,112      7,084      7,799      5,007      4,698      5,270      5,321
Noninterest expense.....      14,396     14,844     13,924     18,013     12,575     12,485     13,186     14,551
Net income..............       4,550      4,749      5,052      3,021      3,619      3,446      4,095      2,956
Dividends on common
 stock..................       1,287      1,371      1,403      1,565        741        865        748        988

Per Common Share Data:
Book Value..............  $    11.33 $    11.54 $    11.85 $    11.94 $    10.22 $    10.56 $    10.83 $    11.02
Tangible book value.....       10.52      10.76      11.10      11.19       9.50       9.84      10.13      10.20
Net income..............        0.41       0.43       0.45       0.27       0.33       0.31       0.37       0.27
Dividends declared......        0.15       0.15       0.15       0.15      0.115      0.115      0.115      0.115

Balance Sheet Highlights
At Period-End:
 Total assets...........  $1,535,092 $1,575,768 $1,699,754 $1,672,049 $1,305,950 $1,336,526 $1,365,541 $1,495,814
Securities..............     289,989    306,281    366,127    329,747    236,125    248,830    254,065    265,501
Loans, net of unearned
 income.................     980,779  1,002,344  1,028,219  1,106,074    883,577    905,587    923,545    966,370
Allowance for loan
 losses.................      15,054     15,776     16,016     16,540     12,918     14,023     14,131     14,844
Deposits................   1,188,681  1,253,621  1,255,138  1,275,175  1,057,705  1,090,747  1,072,785  1,125,479
Short-term debt.........      35,785     14,150     22,200     26,250     21,921     31,250     32,157     29,087
Long-term debt..........      21,576     26,653     17,344     32,328     12,927      9,713     15,949     16,587
Stockholders' equity....     120,776    124,912    130,714    130,993    107,715    111,315    114,737    116,888

  During the fourth quarter of 1998, the Company incurred after-tax merger-related charges totaling $2.3 million, which reduced earnings per share on a diluted basis to $.27 per share. In the absence of these charges, operating earnings per share on a diluted basis would have been $.48 per share. During the fourth quarter of 1997, the Company incurred after-tax merger-related charges totaling $658,000, which reduced earnings per share on a diluted basis from $.33 per share on an operating basis to $.27 per share.

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

  The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before March 26, 1999.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before March 26, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before March 26, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or before March 26, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (2) and (d)--Financial Statements and Financial Statement
Schedules.

  Financial Statements: The Consolidated Financial Statements of ANB and subsidiaries, included herein (pages F-1 to F-31) are as follows:

  Report of Independent Auditors

  PricewaterhouseCoopers LLP

  Consolidated Statements of Condition--December 31, 1998 and 1997

  Consolidated Statements of Income--Years ended December 31, 1998, 1997 and
  1996

  Consolidated Statements of Comprehensive Income--Years ended December 31, 1998, 1997 and 1996.

  Consolidated Statements of Changes in Stockholders' Equity--Years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements

  Financial Statement Schedules: All schedules to the consolidated financial statements required by Article 9 of Regulation S-X have been omitted because they are not applicable or because the required information has been incorporated in the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

  (b) Reports on Form 8-K.

  Report on Form 8-K filed October 5, 1998 to report ANB's merger with Community Financial Corporation, effective October 2, 1998.

  (c) Exhibits.

  The exhibits listed on the exhibit index beginning on page 49 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 1999.

                                          ALABAMA NATIONAL BANCORPORATION

                                               /s/ John H. Holcomb, III
                                          By: _________________________________
                                                   John H. Holcomb, III,
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                             Title                  Date
                ----                             -----                  ----

    /s/ John H. Holcomb, III         Chairman and Chief Executive  March 15, 1999
____________________________________  Officer (principal
        John H. Holcomb, III          executive officer)

   /s/ Victor E. Nichol, Jr.         President and Chief           March 15, 1999
____________________________________  Operating Officer and
       Victor E. Nichol, Jr.          Director


   /s/ William E. Matthews, V        Executive Vice President and  March 15, 1999
____________________________________  Chief Financial Officer
       William E. Matthews, V

    /s/ James S. Parks, Jr.          Senior Vice President-        March 15, 1999
____________________________________  Finance, and Treasurer
        James S. Parks, Jr.           (principal accounting
                                      officer)

       /s/ W. Ray Barnes             Director                      March 15, 1999
____________________________________
           W. Ray Barnes

     /s/ T. Morris Hackney           Director                      March 15, 1999
____________________________________
         T. Morris Hackney

       /s/ John D. Johns             Director                      March 15, 1999
____________________________________
           John D. Johns

    /s/ John J. McMahon, Jr.         Director                      March 15, 1999
____________________________________
        John J. McMahon, Jr.

     /s/ C. Phillip McWane           Director                      March 15, 1999
____________________________________
         C. Phillip McWane

    /s/ Drayton Nabers, Jr.          Director                      March 15, 1999
____________________________________
        Drayton Nabers, Jr.

                Name                             Title                  Date
                ----                             -----                  ----

    /s/ G. Ruffner Page, Jr.         Director                      March 15, 1999
____________________________________
        G. Ruffner Page, Jr.

     /s/ W. Stancil Starnes          Director                      March 15, 1999
____________________________________
         W. Stancil Starnes

   /s/ William D. Montgomery         Director                      March 15, 1999
____________________________________
       William D. Montgomery

        /s/ Dan M. David             Vice Chairman and Director    March 15, 1999
____________________________________
            Dan M. David

        /s/ C. Lloyd Nix             Director                      March 15, 1999
____________________________________
            C. Lloyd Nix

     /s/ William E. Sexton           Director                      March 15, 1999
____________________________________
         William E. Sexton

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
  3.1    Certificate of Incorporation..............................      (1)
  3.1A   Certificate of Amendment of Certificate of Incorporation..      (2)
  3.1B   Certificate of Merger filed with the Secretary of State of
          the State of Delaware on December 29, 1995...............      (4)
  3.1C   Certificate of Amendment of Certificate of Incorporation..      (9)
  3.2    Bylaws....................................................      (1)
  4.1    Provisions of the Certificate of Incorporation and the
          Bylaws of Alabama National BanCorporation which Define
          the Rights of Security holders...........................      (1)
 10.1    Alabama National BanCorporation 1994 Stock Option Plan....      (1)
 10.2    Form of Stock Option Agreement utilized in connection with
          the 1994 Stock Option Plan...............................      (2)
 10.3    Agreement dated September 18, 1995, by and among James A.
          Taylor and Frank W. Whitehead, Alabama National
          BanCorporation, National Commerce Corporation and
          Commerce Bankshares, Inc. ...............................      (3)
 10.3A   Amendment to Agreement dated September 18, 1995 executed
          by James A. Taylor, Alabama National BanCorporation,
          National Commerce Corporation and Commerce Bankshares,
          Inc. on November 17, 1995................................      (3)
 10.4    Commerce Bankshares, Inc. Long Term Incentive Compensation
          Plan.....................................................      (3)
 10.4A   Form of Incentive Stock Option Agreement..................      (3)
 10.4B   Form of Restricted Stock Agreement........................      (3)
 10.5    Lease Agreement between Woodward Properties and NBC.......      (3)
 10.6    NBC Pension Plan..........................................      (4)
 10.7    Credit Agreement between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.7A   Promissory Note between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.7B   Pledge Agreement between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.7C   First Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated February
          10, 1997.................................................      (6)
 10.7D   Second Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated January
          19, 1998.................................................      (8)
 10.8    Alabama National BanCorporation Performance Share Plan....      (5)
 10.9    Alabama National BanCorporation Deferred Compensation Plan
          for Directors Who Are Not Employees of the Company.......      (5)
 10.10   Agreement and Plan of Merger dated as of July 24, 1997
          between Alabama National BanCorporation and First
          American Bancorp.........................................      (7)
 10.11   Employment Agreement dated November 30, 1997 between Dan
          M. David and Alabama National BanCorporation.............      (8)

 Exhibit
 Number                          Description                           Reference
 -------                         -----------                           ---------
 10.12   First American Bancorp Stock Option Plan dated October 20,
          1992......................................................      (8)
 10.13   First American Bancorp 1994 Stock Option Plan..............      (8)
 10.14   First American Bancorp Nonqualified Stock Option Agreement
          with Dan M. David dated March 7, 1997.....................      (8)
 10.15   Agreement and Plan of Merger dated as of March 5, 1998
          between Alabama National BanCorporation and Public Bank
          Corporation...............................................     (10)
 10.16   Agreement and Plan of Merger dated as of June 8, 1998
          between Alabama National BanCorporation and Community
          Financial Corporation.....................................     (11)
 10.17   Agreement and Plan of Merger dated as of September 21, 1998 between Alabama National BanCorporation, Citizens &
          Peoples Bank, National Association, and Community Bank of
          Naples, National Association..............................     (12)
 11.1    Statement Regarding Computation of Per Share Earnings......     (13)
 21.1    Subsidiaries of Alabama National BanCorporation............     (13)
 23.1    Consent of PricewaterhouseCoopers LLP......................     (13)
 27.1    Financial Data Schedule....................................     (13)

--------
 (1) Filed as an Exhibit to ANB's Annual Report on Registration Statement on Form S-1 (Registration No. 33-83800) and is incorporated herein by reference.

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

 (5) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

 (6) Filed as an Exhibit to ANB's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference.

 (7) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-36565) and is incorporated herein by reference.

 (8) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1997.

 (9) Filed as an Exhibit to ANB's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated by reference.

(10) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-49771) and is incorporated herein by reference.

(11) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-59813) and is incorporated herein by reference.

(12) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-66327) and is incorporated herein by reference.

(13) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1998.

                Alabama National BanCorporation and Subsidiaries

                       Consolidated Financial Statements

                       December 31, 1998 and 1997 and the

                      three years ended December 31, 1998

                           Annual Report on Form 10-K

                         Item 14(a)(1) and (2) and (d)

                          List of Financial Statements

                       and Financial Statement Schedules

                          year ended December 31, 1998

                        Alabama National Bancorporation

                              Birmingham, Alabama

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

     December 31, 1998 and 1997 and the three years ended December 31, 1998

                                                                            Page
                                                                            ----
Audited Consolidated Financial Statements

Report of Independent Accountants.......................................... F-1

Consolidated Statements of Financial Condition............................. F-2

Consolidated Statements of Income.......................................... F-3

Consolidated Statements of Comprehensive Income............................ F-4

Consolidated Statements of Changes in Stockholders' Equity................. F-5

Consolidated Statements of Cash Flows...................................... F-6

Notes to Consolidated Financial Statements................................. F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Alabama National BanCorporation

  In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                 /s/ PricewaterhouseCoopers LLP

January 15, 1999

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           December 31, 1998 and 1997
                       (in thousands, except share data)

                                                            1998        1997
                                                         ----------  ----------
                        ASSETS
                        ------

Cash and due from banks................................  $   70,813  $   53,216
Interest-bearing deposits in other banks...............         225       2,391
Investment securities (market value $35,214 and $66,531
 for 1998 and 1997, respectively)......................      34,655      66,018
Securities available for sale..........................     289,558     199,084
Trading securities.....................................       5,534         399
Federal funds sold and securities purchased under
 agreements to resell..................................      57,076      78,835
Loans..................................................   1,107,472     968,472
Unearned income........................................      (1,398)     (2,102)
                                                         ----------  ----------
Loans, net of unearned income..........................   1,106,074     966,370
Allowance for loan losses..............................     (16,540)    (14,844)
                                                         ----------  ----------
    Net loans..........................................   1,089,534     951,526
                                                         ----------  ----------
Property, equipment, and leasehold improvements, net...      38,875      36,748
Intangible assets......................................       8,226       8,726
Cash surrender value of life insurance.................      29,669      26,888
Other assets...........................................      47,884      71,983
                                                         ----------  ----------
                                                         $1,672,049  $1,495,814
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Liabilities:
 Deposits:
  Noninterest bearing..................................  $  232,450  $  180,341
  Interest bearing.....................................   1,042,725     945,138
                                                         ----------  ----------
    Total deposits.....................................   1,275,175   1,125,479
                                                         ----------  ----------
 Federal funds purchased and securities sold under
  agreements to repurchase.............................     162,633     141,437
 Treasury, tax and loan accounts.......................       1,506       5,210
 Short-term borrowings.................................      21,700      29,087
 Accrued expenses and other liabilities................      47,714      61,126
 Long-term debt........................................      32,328      16,587
                                                         ----------  ----------
    Total liabilities..................................   1,541,056   1,378,926
                                                         ----------  ----------

Commitments and contingencies (see Notes 9 and 10)

Stockholders' equity:
  Common stock, $1 par; authorized 17,500,000 and
   10,000,000 at December 31, 1998 and 1997,
   respectively; issued and outstanding 10,971,686 and
   10,602,982 shares in 1998 and 1997, respectively....      10,972      10,603
  Additional paid-in capital...........................      78,570      77,081
  Retained earnings....................................      40,584      28,838
  Unearned restricted stock............................                     (92)
  Unearned ESOP shares.................................         (75)        (87)
  Accumulated other comprehensive income, net of tax...         942         545
                                                         ----------  ----------
    Total stockholders' equity.........................     130,993     116,888
                                                         ----------  ----------
                                                         $1,672,049  $1,495,814
                                                         ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             For the years ended December 31, 1998, 1997, and 1996
                       (in thousands, except share data)

                                                       1998     1997     1996
                                                     -------- --------  -------
Interest income:
  Interest and fees on loans.......................  $ 92,208 $ 85,342  $76,447
  Interest on securities...........................    18,870   15,565   14,045
  Interest on deposits in other banks..............       106       55      240
  Interest on trading securities...................       264      193      183
  Interest on federal funds sold...................     4,256    3,353    2,263
                                                     -------- --------  -------
   Total interest income...........................   115,704  104,508   93,178
                                                     -------- --------  -------
Interest expense:
  Interest on deposits.............................    46,415   40,688   36,081
  Interest on federal funds purchased..............     6,807    4,527    3,633
  Interest on short-and long-term borrowings.......     3,333    3,164    2,460
                                                     -------- --------  -------
   Total interest expense..........................    56,555   48,379   42,174
                                                     -------- --------  -------
   Net interest income.............................    59,149   56,129   51,004
Provision for loan losses..........................     1,796    3,421    1,035
                                                     -------- --------  -------
   Net interest income after provision for loan
    losses.........................................    57,353   52,708   49,969
                                                     -------- --------  -------
Noninterest income:
  Securities (losses) gains........................       174       (2)     (84)
  Gain (loss) on disposition of assets and
   deposits........................................       247     (497)     148
  Service charges on deposit accounts..............     7,259    6,599    6,238
  Investment services commission income............    11,508    8,162    7,889
  Trust department income..........................     2,101    1,799    1,550
  Origination and sale of mortgages................     4,303    1,644    1,187
  Bank owned life insurance........................     1,167       39       35
  Other............................................     2,591    2,550    2,167
                                                     -------- --------  -------
   Total noninterest income........................    29,350   20,294   19,130
                                                     -------- --------  -------
Noninterest expense:
  Salaries and employee benefits...................    36,021   29,992   28,756
  Occupancy and equipment expense..................     6,724    6,622    6,481
  Other............................................    18,409   16,174   14,938
                                                     -------- --------  -------
   Total noninterest expense.......................    61,154   52,788   50,175
                                                     -------- --------  -------
Income before provision for income taxes and
 minority interest in earnings
 of consolidated subsidiaries......................    25,549   20,214   18,924
Provision for income taxes.........................     8,154    6,086    5,279
                                                     -------- --------  -------
Income before minority interest in earnings of
 consolidated subsidiaries.........................    17,395   14,128   13,645
Minority interest in earnings of consolidated
 subsidiaries......................................        23       12       14
                                                     -------- --------  -------
   Net income......................................    17,372   14,116   13,631
Less cash dividends on preferred stock.............                           4
                                                     -------- --------  -------
   Net income available for common shares..........  $ 17,372 $ 14,116  $13,627
                                                     ======== ========  =======
Net income per common share (basic)................  $   1.61 $   1.34  $  1.37
                                                     ======== ========  =======
Weighted average common shares outstanding
 (basic)...........................................    10,804   10,552    9,960
                                                     ======== ========  =======
Net income per common share (diluted)..............  $   1.55 $   1.28  $  1.30
                                                     ======== ========  =======
Weighted average common and common equivalent
 shares outstanding (diluted)......................    11,173   10,999   10,490
                                                     ======== ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the years ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                        1998    1997     1996
                                                       ------- -------  -------
Net income............................................ $17,372 $14,116  $13,631
Other comprehensive income:
  Unrealized gains (losses) on securities available
   for sale arising during the period.................     773   1,585     (282)
Less: Reclassification adjustment for net gains
 (losses) included in net income......................     174      (2)     (84)
                                                       ------- -------  -------
Other comprehensive income, before tax................     599   1,587     (198)
Provision for income taxes related to items of other
 comprehensive income (expense).......................     202     571
                                                       ------- -------  -------
Other comprehensive income, net of tax................     397   1,016     (198)
                                                       ------- -------  -------
Comprehensive income, net of tax...................... $17,769 $15,132  $13,433
                                                       ======= =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the years ended December 31, 1998, 1997, and 1996
                       (in thousands, except share data)

                                                                                        Accumulated
                                                                                           Other
                                                                                       Comprehensive
                                              Additional            Unearned              Income
                                      Common   Paid-In   Retained  Restricted Unearned  (Loss), Net   Total
                            Shares     Stock   Capital   Earnings    Stock      ESOP      of Tax      Equity
                          ----------  ------- ---------- --------  ---------- -------- ------------- --------
Balance, December 31,
1995....................   9,371,012  $ 9,370  $70,251   $ 9,161     $(278)               $ (273)    $ 88,231
Net income..............                                  13,632                                       13,632
Stock split of merged
bank prior to pooling...     146,893      147    2,819    (2,966)                                           0
Distribution for
fractional shares.......                                      (3)                                          (3)
Sale of stock by a
merged bank.............     532,608      533    4,467                                                  5,000
Issuance of restricted
stock...................       8,822        9      183                                                    192
Preferred stock
dividends declared by
merged bank prior to
pooling.................                                      (4)                                          (4)
Common stock dividends
declared ($0.28 per
share)..................                                  (1,747)                                      (1,747)
Redemption of FirstBanc
Holding Company, Inc.
preferred stock.........                           (53)                                                   (53)
Exercise of stock
options.................      23,633       24      138                                                    162
Shares acquired by
ESOP....................                                                       $(100)                    (100)
Amortization of unearned
restricted stock........                                                93                                 93
Change in other
comprehensive income,
net of taxes............                                                                    (198)        (198)
                          ----------  -------  -------   -------     -----     -----      ------     --------
Balance, December 31,
1996....................  10,082,968   10,083   77,805    18,073      (185)     (100)       (471)     105,205
Net income..............                                  14,116                                       14,116
Stock split of merged
bank prior to pooling...     414,174      414     (408)       (6)                                           0
Distribution for
fractional shares.......        (399)              (11)       (3)                                         (14)
Conversion of
debentures..............      25,199       25       80                                                    105
Issuance of restricted
stock...................       1,493        1       33                                                     34
Common stock dividends
declared ($0.46 per
share)..................                                  (3,342)                                      (3,342)
Exercise of stock
options.................      75,168       75     (431)                                                  (356)
Shares released by
ESOP....................                             2                            13                       15
Amortization of unearned
restricted stock........                                                93                                 93
Issuance of shares
associated with director
deferred compensation
plans...................       4,379        5       80                                                     85
Proportional reduction
in consolidated
subsidiary..............                           (69)                                                   (69)
Change in other
comprehensive income,
net of taxes............                                                                   1,016        1,016
                          ----------  -------  -------   -------     -----     -----      ------     --------
Balance, December 31,
1997....................  10,602,982   10,603   77,081    28,838       (92)      (87)        545      116,888
Net income..............                                  17,372                                       17,372
Common stock dividends
declared ($.60 per
share)..................                                  (5,626)                                      (5,626)
Exercise of stock
options.................     368,704      369    1,489                                                  1,858
Shares released by
ESOP....................                                                          12                       12
Amortization of unearned
restricted stock........                                                92                                 92
Change in other
comprehensive income,
net of taxes............                                                                     397          397
                          ----------  -------  -------   -------     -----     -----      ------     --------
Balance, December 31,
1998....................  10,971,686  $10,972  $78,570   $40,584     $   0     $ (75)     $  942     $130,993
                          ==========  =======  =======   =======     =====     =====      ======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the years ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                 1998       1997       1996
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $  17,372  $  14,116  $  13,631
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses.................     1,796      3,421      1,035
    Deferred tax benefit......................      (595)    (1,191)      (518)
    Depreciation and amortization.............     3,255      2,774      3,153
    Loss (gain) on disposal of property and
     equipment................................      (142)       499        489
    Securities (gain) loss....................      (174)         2         84
    Loss (gain) on other real estate..........       (15)       (65)         5
    Net amortization of securities............       254         57        (75)
    Income earned on bank owned life
     insurance................................    (1,167)
    Net increase (decrease) in trading
     securities...............................    (5,135)     1,537      2,466
    Minority interest in earnings of
     consolidated subsidiaries................        23         12         14
    (Increase) decrease in other assets.......    23,306    (45,559)    (2,778)
    Increase (decrease) in other liabilities..   (12,809)    46,718     (3,226)
    Other.....................................        73        107       (346)
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................    26,042     22,428     13,934
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of investment securities..........               (1,700)   (41,817)
  Proceeds from calls and maturities of
   investment securities......................    31,214     24,197     21,443
  Purchases of securities available for sale..  (248,716)  (113,168)   (65,577)
  Proceeds from sales of securities available
   for sale...................................     1,236      6,835     23,516
  Proceeds from calls and maturities of
   securities available for sale..............   157,779     44,103     65,209
  Net decrease (increase) in interest-bearing
   deposits in other banks....................     2,166     (2,142)    10,968
  Net decrease (increase) in federal funds
   sold and securities purchased under
   agreements to resell.......................    21,759    (27,210)    (7,827)
  Net increase in loans.......................  (141,575)   (95,038)  (123,144)
  Purchases of property, equipment, and
   leasehold improvements.....................    (5,172)    (6,773)    (6,870)
  Proceeds from sale of property, equipment,
   and leasehold improvements.................       299        767      1,022
  Proceeds from sale of other real estate
   owned......................................     2,523      1,537      1,066
  Costs capitalized on other real estate
   owned......................................      (118)      (514)
  Cash paid for bank-owned life insurance.....    (1,614)   (22,253)      (371)
  Purchase acquisitions, net of cash
   acquired...................................               14,483
                                               ---------  ---------  ---------
      Net cash used in investing activities...  (180,219)  (176,876)  (122,382)
                                               ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the years ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from financing activities:
  Net increase in deposits....................... $149,696  $114,171  $ 52,063
  Sale of deposits...............................                       (8,500)
  Increase in federal funds purchased and
   securities sold under agreements to
   repurchase....................................   21,196    46,037    33,977
  Net increase (decrease) in short and long-term
   borrowings and capital leases.................    4,650    (5,571)   32,674
  Proceeds from issuance of common stock.........                        5,143
  Exercise of stock options......................    1,858      (356)      162
  Dividends on preferred stock...................                           (4)
  Dividends on common stock......................   (5,626)   (3,342)   (1,747)
  Redemption of preferred stock..................                          (53)
  Distribution for fractional shares.............                (14)       (3)
  Change in other liabilities....................                       (5,023)
                                                  --------  --------  --------
      Net cash provided by financing activities..  171,774   150,925   108,689
                                                  --------  --------  --------
      Increase (decrease) in cash and cash
       equivalents...............................   17,597    (3,523)      241
Cash and cash equivalents, beginning of year.....   53,216    56,739    56,498
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $ 70,813  $ 53,216  $ 56,739
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Cash paid for interest......................... $ 54,886  $ 48,653  $ 41,823
                                                  ========  ========  ========
  Cash paid for income taxes..................... $  4,810  $  7,070  $  3,428
                                                  ========  ========  ========
  Transfer of investment securities to available
   for sale......................................                     $  4,770
                                                                      ========
Supplemental schedule of noncash investing
 activities:
  Foreclosure of other real estate owned......... $  1,771  $    992  $  1,001
                                                  ========  ========  ========
  Transfer of property to other real estate
   owned......................................... $     97            $    198
                                                  ========            ========
  Reduction in proportional interest in
   consolidated subsidiary.......................           $     69  $    392
                                                            ========  ========
  Increase in unrealized holding (gain) loss on
   securities available for sale................. $   (397) $ (1,016) $    198
                                                  ========  ========  ========
  Unearned restricted stock and performance plan
   awards........................................ $     93  $    178  $    184
                                                  ========  ========  ========
  Conversion of debentures.......................           $    105
                                                            ========
  Assets acquired and liabilities assumed in
   merger transactions (Note 1):
    Assets acquired in business combination......           $  6,290  $  2,154
                                                            ========  ========
    Liabilities assumed in business combination..           $ 22,120  $  8,950
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

  Business Segment--The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general financial service industry practices. The Company provides a full range of banking and bank-related services to individual and corporate customers through its ten subsidiary banks located in Alabama, Georgia, and Florida.

  Basis of Presentation and Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates--In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from those estimates.

  Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks.

  Securities--Investment securities are stated at amortized cost as a result of management's ability and intent to hold the securities until maturity. Related premiums are amortized and discounts are accreted on the effective interest method.

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

  Loans and Allowance for Loan Losses--Interest income with respect to loans is accrued on the principal amount outstanding, except for interest on certain consumer loans which is recognized over the term of the loan using a method which approximates level yields.

  Certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

  The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes the collection of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loan problems, and current economic conditions which may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. Payments received on such loans are applied first to principal until the obligation is satisfied. Any remaining payments are then recorded as interest income.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Property, Equipment, and Leasehold Improvements--Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed using the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income. Estimated useful lives generally are as follows:

     Buildings......................................................  5-45 years
     Leasehold improvements......................................... 10-30 years
     Furniture, equipment, and vault................................  3-30 years

  Other Real Estate--Other real estate, primarily property acquired by foreclosure, is capitalized at the lower of fair value less estimated selling costs or cost of the property or loan immediately prior to its classification as other real estate. Other real estate is not depreciated and is carried at the lower of cost or fair value less estimated selling costs. Losses, representing the difference between the sales price and the carrying value of the property, are recorded immediately, while gains on sales financed by the Company are deferred until the initial and continuing investment by the borrower equals or exceeds specified equity percentages. Gains on all other sales are recorded immediately.

  Intangible Assets--Intangible assets consist of the excess of cost over the fair value of net assets of acquired businesses and core deposit intangibles. The excess of cost over the fair value of net assets of acquired businesses, which totaled $8,006,000 and had related accumulated amortization of $1,699,000 and $1,397,000 at December 31, 1998 and 1997, respectively, is being amortized over a period of 20 years, principally using the straight-line method of amortization. Core deposit intangibles, which totaled $3,625,000 and had related accumulated amortization of $1,706,000 and $1,508,000 at December 31, 1998 and 1997, respectively, are being amortized over 10 years using the straight-line method of amortization. The carrying value of excess of cost over net assets of subsidiaries acquired is reviewed if facts and circumstances suggest that it may be impaired. If warranted, analysis, including undiscounted income projections, are made to determine if adjustments to the carrying value or amortization periods are necessary.

  Software costs--Software costs with a recorded cost of $2,079,000 and $1,931,000 and related accumulated amortization of $1,747,000 and $1,608,000 are included in other assets at December 31, 1998 and 1997, respectively. Amortization expense of approximately $140,000, $212,000, and $150,000 was recorded in 1998, 1997, and 1996, respectively.

  Income Taxes--Deferred income taxes are provided on all temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

  Stock-Based Employee Compensation--In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which calls for a value based method. Beginning in 1996, compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the service period.

  Advertising Costs--The Company expenses the costs of advertising when those costs are incurred.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Collateral Requirements--The Company requires collateral for certain transactions with retail and commercial customers. Specifically, margin loans made for the purpose of borrowing against marketable investment securities generally do not exceed 50% of the total market value of a customer's marginable securities portfolio at the time of the transaction or any time thereafter. Repurchase agreements, limited to commercial customers, generally do not exceed the market value of securities used to secure such transactions at the time of the transaction or thereafter. Federal funds sold are made to correspondent banks on an unsecured basis and generally do not exceed limits established for each bank resulting from evaluation of the bank's financial position.

  Reclassifications---Certain reclassifications have been made to the prior year financial statements to conform with the 1998 presentation.

  Recently Issued Accounting Standards--In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. Under Statement 130, the Company has reported changes in unrealized gains and losses attributable to securities available for sale, as well as the amortization of unearned restricted stock, as components of comprehensive income. The 1997 and 1996 financial information has been reclassified to conform to the requirements of the statement.

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of a Business Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about products and services, geographic areas, and major customers. As a result of implementing this statement, the Company has expanded the disclosures related to its operating segments (see Note 19).

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits (Statement 132). Statement 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures, and requires additional information on changes in the benefit obligations and fair values of plan assets. As a result of implementing Statement 132, the Company has restated prior year disclosures to conform to the requirements of the statement.

  In June 1998, the FASB issued Statement of Financial Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), effective for all fiscal quarters of all fiscal years beginning after June 30, 1999. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Management of the Company does not expect the adoption of Statement 133 to have a material impact on its financial statements since the Company does not enter into derivative instruments.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65 (Statement 134). Statement 134 amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter after December 15, 1998. However, since the Company does not securitize mortgage loans, management does not anticipate any financial statement impact of adopting this statement.

2. Business Combinations

  On December 31, 1998, Community Bank of Naples, N.A. (Naples), headquartered in Naples, Florida, was merged (the Naples Merger) into Alabama National BanCorporation and Subsidiaries (the Company). On October 2, 1998, Community Financial Corporation (CFC), a one bank holding company headquartered in Mableton, Georgia, was merged (the CFC Merger) into the Company. Public Bank Corporation (Public), a one bank holding company headquartered in St. Cloud, Florida, was merged (the Public Merger) into the Company on May 29, 1998. A one bank holding company headquartered in Decatur, Alabama, First American Bancorp (FAB), was merged (the FAB Merger) into the Company on November 30, 1997. FirstBank Holding Company, Inc. (FirstBanc) was merged into the Company (the FirstBanc Merger) on September 30, 1996. FirstBanc was a one bank holding company headquartered in Robertsdale, Alabama.

  Additional information related to these mergers is presented in the following table:

                                                 Year-To-Date
                    Shares of                    Net Interest    Year-To-Date
                     Company    Total Assets at Income at Date   Net Income at
                   Common Stock Date of Merger     of Merger    Date of Merger
Merger                Issued    (Approximately) (Approximately) (Approximately)
------             ------------ --------------- --------------- ---------------
Naples............    532,608    $ 92,600,000     $ 2,800,000     $   43,000
CFC...............  1,076,032    $138,900,000     $ 4,000,000     $1,400,000
Public............    549,913    $ 53,300,000     $ 1,000,000     $  374,000
FAB...............  2,107,966    $235,000,000     $10,600,000     $  754,000
FirstBanc.........    305,000    $ 36,000,000     $ 1,200,000     $  325,000

  The consolidated financial statements of the Company give effect to these mergers, all of which were accounted for as poolings of interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  The Company's consolidated financial data for the years ended December 31, 1997 and 1996 have been restated as follows (in thousands, except per share data):

                                                     As      Effect      As
                                                 Previously    of     Currently
                                                  Reported  Poolings  Reported
                                                 ---------- --------  ---------
As of and for the year ended December 31, 1997:
  Net interest income...........................  $47,548   $ 8,581   $ 56,129
  Net income....................................  $11,668   $ 2,448   $ 14,116
  Stockholders' equity..........................  $97,933   $18,955   $116,888
  Net income per share (diluted)................  $  1.31   $  (.03)  $   1.28
As of and for the year ended December 31, 1996:
  Net interest income...........................  $44,934   $ 6,070   $ 51,004
  Net income....................................  $12,127   $ 1,504   $ 13,631
  Stockholders' equity..........................  $88,803   $16,402   $105,205
  Net income per share (diluted)................  $  1.38   $  (.08)  $   1.30

3. Securities

  The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

                                                  December 31, 1998
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
Investment securities:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $  3,394    $   21      $       $  3,415
  Obligations of states and political
   subdivisions.......................    9,673       414                10,087
  Mortgage backed securities issued or
   guaranteed by U.S. government
   agencies...........................   21,588       143        19      21,712
                                       --------    ------      ----    --------
    Totals............................ $ 34,655    $  578      $ 19    $ 35,214
                                       ========    ======      ====    ========
Securities available for sale:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $ 94,754    $  429      $473    $ 94,710
  Obligations of states and political
   subdivisions.......................   25,659       735        17      26,377
  Mortgage backed securities issued or
   guaranteed by U.S. government
   agencies...........................  160,589     1,116       263     161,442
  Equity securities...................    7,090                  61       7,029
                                       --------    ------      ----    --------
    Totals............................ $288,092    $2,280      $814    $289,558
                                       ========    ======      ====    ========

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                  December 31, 1997
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
Investment securities:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $ 12,058    $   40      $  4    $ 12,094
  Obligations of states and political
   subdivisions.......................   10,067       364                10,431
  Mortgage-backed securities issued or
   guaranteed by U.S. government
   agencies...........................   43,893       204        91      44,006
                                       --------    ------      ----    --------
    Totals............................ $ 66,018    $  608      $ 95    $ 66,531
                                       ========    ======      ====    ========
Securities available for sale:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $ 81,448    $  338      $189    $ 81,597
  Obligations of states and political
   subdivisions.......................   25,344       542         4      25,882
  Mortgage-backed securities issued or
   guaranteed by U.S. government
   agencies...........................   83,955       657       415      84,197
  Equity securities...................    7,470                  62       7,408
                                       --------    ------      ----    --------
    Totals............................ $198,217    $1,537      $670    $199,084
                                       ========    ======      ====    ========

  Maturities of securities at December 31, 1998 are summarized as follows (in thousands):

                                           Investment
                                           Securities      Available for Sale
                                       ------------------- -------------------
                                                 Estimated           Estimated
                                       Amortized  Market   Amortized  Market
                                         Cost      Value     Cost      Value
                                       --------- --------- --------- ---------
   Due in one year or less............  $ 3,213   $ 3,235  $ 10,663  $ 10,751
   Due after one year through five
    years.............................    4,792     4,961    61,011    61,200
   Due after five years through ten
    years.............................    4,562     4,781    44,960    45,287
   Due after ten years................      500       525     3,779     3,849
   Mortgage-backed securities.........   21,588    21,712   160,589   161,442
   Equity securities..................                        7,090     7,029
                                        -------   -------  --------  --------
     Totals...........................  $34,655   $35,214  $288,092  $289,558
                                        =======   =======  ========  ========

  During 1998, gross gains of $174,000 were realized and there were no gross realized losses. During 1997, gross gains of $12,000 and gross losses of $14,000 were realized. In 1996, gross gains of $95,000 and gross losses of $179,000 were realized.

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

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

4. Loans and Other Real Estate

  Major classification of loans at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                              1998       1997
                                                           ----------  --------
   Commercial, financial, and agricultural................ $  257,409  $208,666
   Real estate............................................    678,367   622,489
   Consumer...............................................     77,187    89,971
   Other..................................................     94,509    47,346
                                                           ----------  --------
   Gross loans............................................  1,107,472   968,472
   Less unearned income...................................     (1,398)   (2,102)
                                                           ----------  --------
   Loans, net of unearned income..........................  1,106,074   966,370
   Less allowance for loan losses.........................    (16,540)  (14,844)
                                                           ----------  --------
   Net loans.............................................. $1,089,534  $951,526
                                                           ==========  ========

  In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $45,363,000 and $37,875,000 at December 31, 1998 and 1997, respectively. During 1998 and 1997, new loans of $38,163,000 and $37,391,000 were funded and repayments totaled $30,675,000 and $34,281,000 respectively.

  Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,357,000 and $4,228,000 at December 31, 1998 and 1997, respectively. If the loans of the Company had been current throughout their terms, gross interest income for the years ended December 31, 1998 and 1997, respectively, would have increased by approximately $384,000 and $371,000.

  Other real estate at December 31, 1998 and 1997 totaled $1,234,000 and $1,756,000, respectively.

  At December 31, 1998 and 1997, the recorded investment in loans for which impairment has been recognized totaled $4,843,000 and $5,223,000, respectively, and these loans had a corresponding valuation allowance of $270,000 and $249,000. The Company recognized no interest on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 1998 and 1997 were measured for impairment primarily using the fair value of the collateral.

  The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

5. Allowance for Loan Losses

  A summary of the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands):

                                                       1998     1997     1996
                                                      -------  -------  -------
   Balance, beginning of year........................ $14,844  $12,633  $11,621
   Provision charged to operations...................   1,796    3,421    1,035
                                                      -------  -------  -------
                                                       16,640   16,054   12,656
                                                      -------  -------  -------
   Loans charged off.................................  (1,864)  (2,927)  (1,996)
   Recoveries........................................   1,764    1,717    1,973
                                                      -------  -------  -------
   Net charge-offs...................................    (100)  (1,210)     (23)
                                                      -------  -------  -------
   Balance, end of year.............................. $16,540  $14,844  $12,633
                                                      =======  =======  =======

6. Property, Equipment, and Leasehold Improvements

  Major classifications of property, equipment, and leasehold improvements at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                 1998    1997
                                                                ------- -------
   Land........................................................ $ 8,779 $ 7,519
   Buildings and improvements..................................  23,775  22,924
   Leasehold improvements......................................   4,842   4,842
   Furniture, equipment, and vault.............................  18,827  16,474
   Construction in progress....................................   1,803   1,859
                                                                ------- -------
                                                                 58,026  53,618
   Less accumulated depreciation and amortization..............  19,151  16,870
                                                                ------- -------
   Property, equipment, and leasehold improvements, net........ $38,875 $36,748
                                                                ======= =======

7. Deposits

  Deposits at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                             1998       1997
                                                          ---------- ----------
   Demand deposit accounts............................... $  232,450 $  180,341
   NOW accounts..........................................    187,481    155,147
   Savings and money market accounts.....................    298,817    294,072
   Time deposits less than $100,000......................    403,156    369,363
   Time deposits of $100,000 or more.....................    153,271    126,556
                                                          ---------- ----------
   Total deposits........................................ $1,275,175 $1,125,479
                                                          ========== ==========

  Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 1998 and 1997 were approximately $24,048,000 and $37,128,000, respectively.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

8. Short- and Long-Term Borrowings

  Short-term debt is summarized as follows (in thousands):

                                                                 1998    1997
                                                                ------- -------
   Federal Home Loan Bank (FHLB) debt due June 5, 1998; rate
    varies with LIBOR (London Interbank Offered Rate) and was
    5.783% at December 31, 1997; collateralized by FHLB stock
    and certain first mortgage loans..........................          $12,500
   Note payable to independent bank under secured master note agreement; rate varies with LIBOR and was 6.3191% and
    6.6875% at December 31, 1998 and 1997, respectively;
    collateralized by the Company's stock in subsidiary
    banks.....................................................  $11,500  15,250
   FHLB debt due May 24, 1999; rate varies with LIBOR and was
    5.2875% at December 31, 1998; collateralized by FHLB stock
    and certain first mortgage loans..........................    9,200
   FHLB debt due August 1998; rate varies with LIBOR and was
    5.915% at December 31, 1997; collateralized by FHLB stock
    and certain first mortgage loans..........................            1,250
   FHLB debt due January 31, 1999; interest at fixed rate of
    5.24%; collateralized by FHLB stock and certain first
    mortgage loans............................................    1,000
   Other short-term notes payable.............................               87
                                                                ------- -------
   Total short-term borrowings................................  $21,700 $29,087
                                                                ======= =======

  Long-term debt is summarized as follows (in thousands):

                                                                   1998    1997
                                                                  ------- ------
   FHLB debt due May 24, 1999; rate varies with LIBOR and was
    5.569% at December 31, 1997; collateralized by FHLB stock
    and certain first mortgage loans............................          $9,200
   FHLB debt due July 11, 2002; interest at fixed rate of 5.78%;
    convertible at the option of the FHLB on July 12, 1999 to a three month LIBOR advance; collateralized by FHLB stock and certain first mortgage loans................................  $ 5,000  5,000
   FHLB debt due October 21, 2003; interest at fixed rate of
    4.30%; convertible at the option of the FHLB on October 21,
    2000 to a three month LIBOR advance; collateralized by FHLB
    stock and certain first mortgage loans......................   10,000
   FHLB debt due March 26, 2008; interest at fixed rate of
    5.51%; convertible at the option of the FHLB on March 26,
    2003 to a three month LIBOR advance; collateralized by FHLB
    stock and certain first mortgage loans......................    5,000
   FHLB debt due July 25, 2001; interest at fixed rate of 6.40%;
    collateralized by FHLB stock and pledged available for sale securities with a carrying value of $2,504,000 and
    $2,491,000 at December 31, 1998 and 1997, respectively......    2,000  2,000
   FHLB debt due June 18, 2003; interest at fixed rate of 5.40%;
    convertible at the option of the FHLB on June 18, 2000 to a three month LIBOR advance; collateralized by FHLB stock and
    certain first mortgage loans................................    5,000

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                                1998    1997
                                                               ------- -------
   FHLB debt due November 5, 2003; interest at fixed rate of
    4.74%; convertible at the option of the FHLB on November
    5, 2001 to a three month LIBOR advance; collateralized by
    FHLB stock and certain first mortgage loans...............   5,000
   Capital leases payable.....................................     328     387
                                                               ------- -------
   Total long-term debt....................................... $32,328 $16,587
                                                               ======= =======

  The note payable to an independent bank at December 31, 1998 is payable in full on May 31, 1999. Maximum borrowings under the secured master note agreement is $20,000,000 and interest is payable quarterly. Total interest expense paid on the note was $870,000 in 1998, $1,156,000 in 1997, and $1,343,000 in 1996.

  At December 31, 1998, the Company has $51,600,000 of available credit with the FHLB in addition to the $42,200,000 above, $8,500,000 of available credit with a large regional financial institution, and federal funds lines of $156,050,000 with various correspondent banks, of which $119,750,000 remains available.

  The FHLB has a blanket lien on the Company's 1-4 family mortgage loans in the amount of the outstanding debt.

  Additional details regarding short-term debt are shown below (in thousands):

                                                       1998     1997     1996
                                                      -------  -------  -------
   Average amount outstanding during the year........ $22,697  $43,236  $29,813
   Maximum amount outstanding at any month end....... $48,147  $50,600  $46,476
   Weighted average interest rate:
     During year.....................................    6.42%    6.16%    6.79%
     End of year.....................................    5.83%    6.27%    6.35%

9. Leases

  One of the Company's subsidiary banks leases its main office building from a partnership, which includes a director and a stockholder of the Company, under a noncancelable operating lease expiring in 2013. Leases classified as capital leases include branch offices with a net book value of approximately $221,000 at December 31, 1998. Additionally, this subsidiary bank leases other branch offices and equipment under operating leases.

  Minimum future rental payments for the capital and operating leases are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   1999.......................................................  $ 90    $ 1,058
   2000.......................................................    90      1,055
   2001.......................................................    75      1,016
   2002.......................................................    54      1,013
   2003.......................................................    54      1,016
   Thereafter.................................................    51      9,079
                                                                ----    -------
   Total minimum payments.....................................   414    $14,237
                                                                        =======
   Less amount representing interest..........................    86
                                                                ----
   Net capital lease obligation...............................  $328
                                                                ====

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Rents charged to operations under operating lease agreements for the years ended December 31, 1998, 1997, and 1996 were approximately $1,342,000, $1,350,000, and $1,219,000, respectively, of which $968,000, $942,000, and
$870,000, respectively, during 1998, 1997, and 1996 relate to leases with related parties.

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

  At December 31, 1998 and 1997, unused commitments under lines of credit aggregated approximately $276,877,000 and $220,091,000, of which $21,132,000 and $14,898,000 pertained to related parties, respectively. The Company evaluates each customer's credit worthiness on a one-by-one basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

  The Company had approximately $8,814,000 and $3,203,700 in irrevocable standby letters of credit outstanding at December 31, 1998 and 1997, of which $204,000 at December 31, 1997 pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

  The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on legal counsel's opinion, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company's financial condition or results of operations.

11. Employee Benefit Plans

  One of the subsidiary banks, NBC, has a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the average monthly earnings for the last sixty months of employment. The Company's policy is to use the "projected unit credit" actuarial method for financial reporting purposes and the "frozen entry age" actuarial method for funding purposes. The components of net pension expense for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                            1998   1997   1996
                                                            -----  -----  -----
Service cost............................................... $ 505  $ 412  $ 342
Interest cost..............................................   261    210    167
Expected return on assets..................................  (297)  (209)  (163)
Amortization of transition (asset)/obligation..............    (2)    (2)    (2)
Amortization of prior service cost.........................     2      2      2
Recognized net actuarial (gain)/loss.......................    23     12     20
                                                            -----  -----  -----
Net pension cost........................................... $ 492  $ 425  $ 366
                                                            =====  =====  =====

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plans funded status for the years ended December 31, 1998 and 1997, is as follows (in thousands):

                                                                1998     1997
                                                               -------  ------
Change in benefit obligation
Projected benefit obligation at end of prior year............. $ 3,774  $2,580
  Service cost................................................     505     412
  Interest cost...............................................     261     209
  Actuarial loss..............................................     464     629
  Benefits paid...............................................     (29)    (56)
                                                               -------  ------
Projected benefit obligation at end of year................... $ 4,975  $3,774
                                                               =======  ======
Change in plan assets
Fair value of plan assets at end of prior year................ $ 3,041  $2,398
  Actual return on plan assets................................     303     292
  Employer contributions......................................     422     407
  Benefits paid...............................................     (29)    (56)
                                                               -------  ------
Fair value of plan assets at end of year...................... $ 3,737  $3,041
                                                               =======  ======
Funded status
Plan assets less than projected benefit obligation............ $ 1,238  $  733
Unrecognized net loss.........................................  (1,195)   (761)
Unrecognized prior service cost...............................     (15)    (17)
Unrecognized net asset at date of initial application.........      11      13
                                                               -------  ------
Accrued pension liability (asset)............................. $    39  $  (32)
                                                               =======  ======

  Primary assumptions used to actuarially determine net pension expense are as follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
Settlement (discount rate).................................... 6.50% 7.00% 7.00%
Expected long-term rate of return on plan assets.............. 9.00% 9.00% 9.00%
Salary increase rate.......................................... 4.25% 4.25% 4.25%

  The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 10% of their salary to the plan on a pre-tax basis and the Company matches participants' contributions up to the first 2% of each participant's salary. The Company's matching contribution charged to operations related to this plan, as well as other plans of merged banks, was $431,000, $375,000, and $277,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

  Several of the subsidiary banks have deferred compensation plans for the benefit of the Company's former chief executive officer. Payments under the plans are scheduled to begin March 15, 1997 and March 15, 2002, or at his death, if earlier, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. At December 31, 1998, the cash surrender value of the policies was $2,182,000.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  A subsidiary of the Company maintains life insurance contracts to provide benefits to its directors under Executive Supplemental Income Plan agreements. Under these agreements, the subsidiary is obligated to pay death benefits to the beneficiaries of its directors. These death benefits are funded through the purchase of whole life insurance policies under which the subsidiary is the beneficiary. These contracts provide dividends and increases in asset value from which these benefits will be paid. At December 31, 1998 and 1997, the cash surrender value of the insurance contracts was approximately $1,415,000 and $1,046,000, respectively. Expenses incurred for benefits relating to this plan were approximately $27,000, $21,000, and $46,000 during 1998, 1997, and 1996, respectively.

  Additionally, ANB and five of its subsidiary banks have deferred compensation plans that cover certain former directors of ANB and the presidents of certain subsidiary banks. In connection with the plans, ANB and each subsidiary have purchased single premium life insurance policies on all participants, except one. At December 31, 1998, the cash surrender value of these policies was $1,965,473.

  The Company has fixed stock options outstanding which were granted under separate stock option plans of the different parties to the FAB Merger, CFC Merger, and Naples Merger. Additionally, the Company had fixed stock option plans with options granted prior to these mergers. No future stock option awards are anticipated under any of these plans. Under the terms of stock option plans related to FAB, options to purchase shares of FAB's common stock were granted in 1996 and 1997. As a result of the FAB Merger, all of the options previously issued under these stock option plans became immediately exercisable on November 30, 1997. In 1996, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: cash dividend yield of 0%; expected volatility of 11.4%, risk-free interest rate of 5.5%; and expected life of 7 years. The weighted average grant date fair value of 1996 option grants was $5.21. In 1997, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: cash dividend yield of 0%; expected volatility of 17%; risk-free interest rate of 6.5%; and expected life of 10 years. The weighted average grant date fair value of 1997 option grants was $9.86. No stock option related compensation expense was recorded in 1998. Compensation expense recorded in 1997 and 1996 related to these options was $325,000 and $5,000, respectively. Under terms of the stock option plans related to the Naples Merger, options to purchase 37,290 shares of Naples' common stock were granted in 1996. The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: cash dividend yield of 0%; expected volatility of 0%, risk-free interest rate of 6.0%; and expected life of 10 years. The weighted average grant date fair value of the Naples option grants was $9.39. Under the Naples options plan, compensation expense of $31,000 was recorded in each of 1998, 1997, and 1996.

  Under terms of the stock option plans related to the CFC Merger, options to purchase shares of CFC's common stock were granted to certain officers and directors of CFC in 1996, 1997, and 1998. The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: cash dividend yield of 1% in 1998 and 0% in 1997 and 1996; expected volatility of .05% in 1998 and 0% in 1997 and 1996, risk-free interest rate of 5.00%, 5.80%, and 5.11% for 1998, 1997, and 1996, respectively; and expected life of seven years for each of 1998, 1997, and 1996. The weighted average grant date fair value of CFC's option grants was $5.91, $4.09, and $9.72 in 1998, 1997, and 1996, respectively. Under the CFC plans, compensation expense was $59,000, $40,000, and $50,000 in 1998, 1997, and 1996, respectively.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  A summary of the status of the Company's fixed stock options as of December 31, 1998, 1997, and 1996 and changes during each of the three years then ended is presented below:

                                1998               1997                1996
                          ------------------ ------------------  -----------------
                                    Weighted           Weighted           Weighted
                                    Average            Average            Average
                                    Exercise           Exercise           Exercise
                           Shares    Price    Shares    Price    Shares    Price
                          --------  -------- --------  --------  -------  --------
Outstanding, beginning
 of year................   487,146   $ 7.98   585,777  $  8.05   598,712   $ 7.97
Granted.................    11,258    20.66    41,771    15.61    49,979    10.22
Exercised...............  (168,347)    6.19  (140,402)  (10.68)  (10,352)    9.83
Forfeited...............                                         (52,562)    8.50
                          --------   ------  --------  -------   -------   ------
Outstanding, end of
 year...................   330,057   $ 9.33   487,146  $  7.98   585,777   $ 8.09
                          ========   ======  ========  =======   =======   ======
Options exercisable, end
 of year................   258,785            260,509            307,958
                          ========           ========            =======

  The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                             Options Outstanding
                                          --------------------------
                                                        Remaining
     Exercise                               Number     Contractual     Options
       Price                              Outstanding      Life      Exercisable
     --------                             ----------- -------------- -----------
     $ 5.03..............................    10,554   March 2004        10,554
     $ 5.68..............................    56,356   August 2003
     $ 5.97..............................     5,277   March 2005         5,277
     $ 6.39..............................    80,848   October 2002      80,848
     $ 9.39..............................    37,290   August 2006       22,374
     $10.00..............................    52,333   November 2004     52,333
     $10.10..............................    14,848   October 2004      14,848
     $11.37..............................     7,740   March 2006         7,740
     $13.00..............................     6,833   November 2005      6,833
     $14.64..............................     4,949   February 2006      4,949
     $15.29..............................     7,740   March 2007         7,740
     $15.56..............................    26,995   March 2007        26,995
     $16.17..............................     7,036   September 2007     7,036
     $20.60..............................     7,740   March 2008         7,740
     $20.78..............................     3,518   September 2009     3,518
                                            -------                    -------
                                            330,057                    258,785
                                            =======                    =======

  The Company has 64,979 restricted shares of stock outstanding pursuant to a Restricted Stock Agreement (RSA) originated in 1994. The RSA provides for employees covered by the plan to elect a cash award equal to an amount of personal income tax liability resulting from the award. RSA participants are entitled to vote their respective shares. No dividends are permitted, and the sale or transfer of shares is restricted for five years. Shares awarded to participants that leave NBC prior to the completion of five years of service following the award are required to be surrendered and are ratably awarded to remaining participants. During the years ending December 31, 1998, 1997 and 1996, total expense for the RSA was $92,000, $93,000, and $93,000, respectively.

  During 1996, the Company adopted a Performance Share Plan to offer long-term incentives in addition to current compensation to key executives. The criteria for payment of performance share awards is based upon a comparison of the Company's average return on average equity over an award period to that of a comparison

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES group of bank holding companies. If the Company's results are below the median of the comparison group, no portion of the award is earned. If the Company's results are at or above the 90th percentile, the award maximum is earned. The vesting period for the awards is four years. Under the plan, 400,000 shares have been reserved for issuances. The number of shares granted in 1996 was 16,750 shares with an approximate market value at the date of grant of $222,000. In 1997, 16,000 shares were granted under the plan with an approximate market value at the date of grant of $308,000. In 1998, 17,813 shares were granted under the plan with an approximate market value at the date of grant of $470,000. At December 31, 1998, outstanding awards of expected and maximum payouts were 65,762 and 70,890 shares, respectively. Expense recorded for the Performance Share Plan was $411,400, $105,000, and $55,500 in 1998, 1997, and 1996, respectively.

  During October 1997, the Company adopted a Performance Share Plan to offer long-term incentives to key executives at one of the Company's subsidiary banks (the Subsidiary PSP). Under the plan, non-employee directors of that bank who are not also directors of the Company will be eligible to receive performance share awards providing certain criteria are met. Those criteria are that the director purchase a prescribed number of shares of the Company's stock (as provided in the Subsidiary PSP) and that the director continues to serve as a member of the board of directors of that bank until December 31, 2002. The amount of actual shares to be paid, assuming the preceding conditions are met, will be based on the net income of that bank for the year ended December 31, 2002. The maximum number of shares of common stock which may be awarded under the Subsidiary PSP is approximately 20,000 shares, which vest over a sixty-three month period. During 1997, the maximum number of shares were assumed to be granted, with an approximate market value on the date of grant of $503,000. Expense recorded for the Subsidiary PSP was $96,000 in 1998 and $24,000 in 1997.

  The Company maintains deferral of compensation plans for certain directors who are not employees of the Company. Under the plan, a non-employee director may choose to have all or part of the cash and/or stock equivalents he would normally receive as compensation deferred for future payment at such time and in such manner as the director specifies at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company's short-term borrowing rate. Dividends earned on the stock equivalent portion are credited to the deferral of compensation account in the form of additional stock equivalents. At December 31, 1998, the amount payable under terms of these plans totaled $364,000. For the years ending December 31, 1998, 1997, and 1996, approximately $207,000, $136,000, and
$64,000, respectively, was expensed under these plans.

  One of the Company's subsidiary banks has a deferred compensation plan whereby directors may elect to have all or a portion of their compensation deferred. Expense recognized under the plan was $23,000, $18,000, and $17,500 in 1998, 1997, and 1996, respectively. At December 31, 1998, amounts payable under the plan totaled $63,000.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  A subsidiary of the Company adopted an ESOP plan that covers substantially all the subsidiary's employees, subject to certain minimum age and service requirements. The subsidiary makes contributions to the ESOP as determined annually by its Board of Directors. In November 1996, the ESOP incurred debt to purchase 6,701 shares of subsidiary stock thus converting the plan from a nonleveraged ESOP to a leveraged ESOP. Prior to the leveraged ESOP, the subsidiary made cash contributions to the ESOP which were used to purchase 4,944 shares of Company stock and, in turn, allocated to the participants. Subsequent to November 1996, contributions to the ESOP will, at a minimum, be applied to meet the ESOP's debt service requirements. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid during the year. Accordingly, the debt incurred by the ESOP is recorded as a note payable and the shares purchased with the debt proceeds are reported as unearned ESOP shares in the consolidated balance sheet. As the debt is repaid, the Company will also record compensation expense equal to the current market price of the shares released, and the shares will become outstanding for purposes of earnings per share computations. Compensation expense of approximately $42,000, $36,000, and $24,000 was recognized during 1998, 1997, and 1996, respectively. During 1998 and 1997, respectively, approximately 754 and 894 shares were released. ESOP shares at December 31, 1998 are summarized as follows:

       Allocated shares...............................................    6,593
       Unallocated shares.............................................    5,052
                                                                       --------
         Total ESOP shares............................................   11,645
                                                                       ========
       Fair value of unallocated shares............................... $126,000
                                                                       ========

  The Company is in the process of winding down the ESOP. Some of the unallocated shares of the ESOP will be sold on the open market to pay off the debt incurred by the ESOP. The remaining shares will be distributed to the participants on a pro rata basis. The Company anticipates this process to be completed by June 30, 1999.

12. Income Taxes

  The components of the provision for income taxes consist of the following for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                                          1998    1997    1996
                                                         ------  ------  ------
Current:
  Federal............................................... $7,989  $6,482  $5,048
  State.................................................    760     796     833
                                                         ------  ------  ------
Total current expense...................................  8,749   7,278   5,881
Deferred:
  Federal...............................................   (655)   (681)    (58)
  State.................................................    119     (99)    (73)
                                                         ------  ------  ------
Total deferred benefit..................................   (536)   (780)   (131)
Change in valuation allowance...........................    (59)   (412)   (471)
                                                         ------  ------  ------
Total provision for income taxes........................ $8,154  $6,086  $5,279
                                                         ======  ======  ======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                                   1998   1997
                                                                  ------ ------
Deferred tax assets:
  Loan loss reserve.............................................. $3,422 $3,161
  Other real estate owned basis difference.......................     28     95
  Net operating loss.............................................    171    775
  Deferred compensation..........................................    931    658
  Loan fees......................................................    285    326
  Other..........................................................    373    234
                                                                  ------ ------
Total deferred tax asset.........................................  5,210  5,249
Valuation allowance..............................................           (59)
Deferred tax liabilities:
  Depreciation and basis difference..............................  2,381  2,235
  Unrealized gains on securities.................................    617    343
  Other..........................................................     14    406
  Core deposits..................................................    179    213
                                                                  ------ ------
Total deferred tax liabilities...................................  3,191  3,197
                                                                  ------ ------
Net deferred tax asset........................................... $2,019 $1,993
                                                                  ====== ======

  Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                       1998    1997    1996
                                                      ------  ------  ------
   Provision for income taxes at statutory federal
    income tax rate.................................. $8,687  $6,897  $6,462
   Increase (decrease) resulting from:
     State income taxes, net of federal income tax
      benefit........................................    541     446     545
     Change in valuation allowance...................    (59)   (412)   (471)
     Tax free interest income........................   (677)   (689)   (666)
     Nondeductible meals and entertainment...........     92     108      84
     Disallowed interest expense deduction...........     87      85      85
     Goodwill and core deposit amortization..........    103     105      98
     Bad debt recapture..............................                   (113)
     General business and other credits..............   (706)   (614)   (244)
     Net operating losses............................    (55)    (61)    (61)
     Other, net......................................    141     221    (440)
                                                      ------  ------  ------
   Total provision for income taxes.................. $8,154  $6,086  $5,279
                                                      ======  ======  ======

  For Federal income tax purposes, one of the Company's subsidiaries has net operating loss carryforwards totaling $504,000, which will expire beginning in 2006. One subsidiary of the Company has state net operating loss carryforwards and tax credits totaling $3,732,000 and $83,000, respectively, which will expire beginning in 2006.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

13. Noninterest Expense

  The following table sets forth, for the years ended December 31, 1998, 1997, and 1996, the principal components of noninterest expense (in thousands):

                                                         1998    1997    1996
                                                        ------- ------- -------
   Salaries and employee benefits...................... $36,021 $29,992 $28,756
   Net occupancy expense...............................   6,724   6,622   6,481
   Amortization of goodwill............................     302     298     305
   Advertising.........................................     976   1,439   1,180
   Banking assessments.................................     298     382   1,090
   Data processing expenses............................   2,435   1,974   1,606
   Legal and professional fees.........................   3,609   1,908   2,044
   Noncredit losses (recoveries).......................     129     283     (24)
   Other...............................................  10,660   9,890   8,737
                                                        ------- ------- -------
   Total noninterest expense........................... $61,154 $52,788 $50,175
                                                        ======= ======= =======

14. Earnings Per Share

  The following table reflects the reconciliation, after adjusting for stock splits, of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

                                                                       Per Share
                                                        Income  Shares  Amount
                                                        ------- ------ ---------
   1998
   Basic EPS net income................................ $17,372 10,804   $1.61
                                                                         =====
   Effect of dilutive securities options...............            369
                                                        ------- ------
   Diluted EPS......................................... $17,372 11,173   $1.55
                                                        ======= ======   =====
   1997
   Basic EPS net income................................ $14,116 10,552   $1.34
                                                                         =====
   Effect of dilutive securities options...............            447
                                                        ------- ------
   Diluted EPS......................................... $14,116 10,999   $1.28
                                                        ======= ======   =====
   1996
   Basic EPS net income(1)............................. $13,627  9,960   $1.37
                                                                         =====
   Effect of dilutive securities options...............            505
   Convertible debentures, net of taxes................       5     25
                                                        ------- ------
   Diluted EPS......................................... $13,632 10,490   $1.30
                                                        ======= ======   =====

--------
(1) Basic EPS net income excludes cash dividends on preferred stock.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

15. Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  Cash, Due From Banks, Interest-Bearing Cash Balances, and Federal Funds Sold--The carrying amount is a reasonable estimate of fair value.

  Investment, Available for Sale, and Trading Securities--Fair value is based on quoted market prices or dealer quotes.

  Loans--The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Deposits--The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

  Federal Funds Purchased, Short-Term Borrowings, and Long-Term Debt--The carrying amount is a reasonable estimate of fair value.

  Commitments to Extend Credit and Standby Letters of Credit--All commitments to extend credit and standby letters of credit have original terms, at their issuance, of one year or less; therefore, the fair value of these instruments does not materially differ from their stated value.

  The estimated fair values of financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                               1998                1997
                                        ------------------- -------------------
                                        Carrying    Fair    Carrying    Fair
                                         Amount     Value    Amount     Value
                                        --------- --------- --------- ---------
Financial assets:
  Cash and due from banks.............. $  70,813 $  70,813 $  53,216 $  53,216
  Interest-bearing deposits in other
   banks...............................       225       225     2,391     2,391
  Federal funds sold and securities
   purchased under agreements to
   resell..............................    57,076    57,076    78,835    78,835
  Investment securities and securities
   available for sale..................   324,213   324,772   265,102   265,019
  Trading securities...................     5,534     5,534       399       399
  Loans................................ 1,106,074 1,133,460   966,370   960,656
Financial liabilities:
  Deposits............................. 1,275,175 1,284,915 1,125,479 1,123,549
  Federal funds purchased; securities
   sold under agreements to resell; and
   treasury, tax, and loan account.....   164,139   164,139   146,647   146,647
  Short-term borrowings................    21,700    21,700    29,087    29,087
  Long-term debt.......................    32,328    34,088    16,587    16,594

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

16. Parent Company

  The condensed financial information of the parent company only for the years ended December 31, 1998, 1997, and 1996 is presented as follows (in thousands):

                                                               1998      1997
                                                             --------  --------
Balance Sheets
Assets:
  Cash...................................................... $  2,482  $  2,983
  Securities available for sale.............................      337       399
  Investments in subsidiaries...............................  139,386   124,561
  Intangibles...............................................    6,669     7,003
  Other assets..............................................    1,360     1,177
                                                             --------  --------
Total assets................................................ $150,234  $136,123
                                                             ========  ========
Liabilities and stockholders' equity:
  Accounts payable.......................................... $  7,601  $  3,662
  Accrued interest payable..................................      140       236
  Short- and long-term debt.................................   11,500    15,337
                                                             --------  --------
Total liabilities...........................................   19,241    19,235
                                                             --------  --------
Stockholders' equity:
  Common stock..............................................   10,972    10,603
  Additional paid-in capital................................   78,570    77,081
  Retained earnings.........................................   40,584    28,838
  Unearned restricted stock.................................                (92)
  Unearned ESOP.............................................      (75)      (87)
  Accumulated other comprehensive income, net of taxes......      942       545
                                                             --------  --------
Total stockholders' equity..................................  130,993   116,888
                                                             --------  --------
Total liabilities and stockholders' equity.................. $150,234  $136,123
                                                             ========  ========

                                                        1998    1997    1996
                                                       ------- ------- -------
Statements of Income
Income:
  Dividends from subsidiaries......................... $ 7,496 $10,421 $ 8,370
  Securities gains....................................     139
  Other...............................................      41      34      60
                                                       ------- ------- -------
                                                         7,676  10,455   8,430
                                                       ------- ------- -------
Expenses:
  Interest expense....................................     870   1,165   1,393
  Other expenses......................................   3,797   1,940   3,405
                                                       ------- ------- -------
Total expenses........................................   4,667   3,105   4,798
                                                       ------- ------- -------
Income before equity in undistributed earnings of
 subsidiaries.........................................   3,009   7,350   3,632
Equity in undistributed earnings of subsidiaries......  13,059   5,816   8,289
                                                       ------- ------- -------
Income before income taxes............................  16,068  13,166  11,921
Income tax benefit....................................   1,304     950   1,710
                                                       ------- ------- -------
Net income............................................ $17,372 $14,116 $13,631
                                                       ======= ======= =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                      1998     1997     1996
                                                     -------  -------  -------
Statements of Cash Flows
Cash flows from operating activities:
Net income.......................................... $17,372  $14,116  $13,631
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of investment in consolidated
   subsidiaries in excess of net assets acquired and
   core deposits....................................     334      369      289
  Equity in undistributed earnings of subsidiaries.. (13,059)  (5,816)  (8,321)
  Deferred tax (benefit) expense....................    (474)      99     (282)
  Other.............................................     222      285      275
  Increase in other assets and liabilities..........   4,147    1,097       39
                                                     -------  -------  -------
    Net cash provided by operating activities.......   8,542   10,150    5,631
                                                     -------  -------  -------
Cash flows from investing activities
Additional investment in subsidiaries...............  (1,500)  (3,014)
Decrease (increase) in securities available for
 sale...............................................      62     (194)      (1)
                                                     -------  -------  -------
    Net cash used in investing activities...........  (1,438)  (3,208)      (1)
                                                     -------  -------  -------
Cash flows from financing activities
Dividends on common stock...........................  (5,626)  (3,342)  (1,747)
Dividends of preferred stock........................                        (4)
Change in other liabilities.........................             (438)  (5,024)
Exercise of stock options...........................   1,858       82      100
Issuance of common stock............................                       205
Distribution for fractional shares..................              (14)      (3)
Net (decrease) increase in borrowings...............  (3,837)  (1,763)   1,223
Redemption of preferred stock.......................                       (53)
                                                     -------  -------  -------
    Net cash used in financing activities...........  (7,605)  (5,475)  (5,303)
                                                     -------  -------  -------
    Net (decrease) increase in cash.................    (501)   1,467      327
Cash, beginning of year.............................   2,983    1,516    1,189
                                                     -------  -------  -------
Cash, end of year................................... $ 2,482  $ 2,983  $ 1,516
                                                     =======  =======  =======

17. Regulatory

  The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 1998, the required reserves totaled $13,663,000.

  At December 31, 1998 and 1997, securities with carrying values of $176,794,000 and $149,564,000, respectively, were pledged to secure U.S. government deposits and other public funds and for purposes as required or permitted by law.

  The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company's judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 1998, $27,555,000 of the

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

  As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The actual capital amounts and ratios of the Company are presented in the table below (in thousands):

                                                                   To Be Well
                                                                  Capitalized
                                                                  Under Prompt
                                                                   Corrective
                                                For Capital          Action
                                 Actual      Adequacy Purposes     Provisions
                             --------------  -----------------   --------------
                              Amount  Ratio   Amount    Ratio     Amount  Ratio
                             -------- -----  ------------------  -------- -----
As of December 31, 1998:
  Total qualifying capital
   (to risk-weighted
   assets).................. $138,028 11.28% $   97,891   8.00%  $122,364 10.00%
  Tier I capital (to risk-
   weighted assets)......... $122,732 10.03% $   48,946   4.00%  $ 37,418  6.00%
  Tier I Capital (to average
   assets).................. $122,732  7.41% $   66,250   4.00%  $ 82,813  5.00%

As of December 31, 1997:
  Total qualifying capital
   (to risk-weighted
   assets).................. $123,549 11.14% $   88,746   8.00%  $ 90,461 10.00%
  Tier I capital (to risk-
   weighted assets)......... $109,682  9.89% $   44,373   4.00%  $ 54,276  6.00%
  Tier I Capital (to average
   assets).................. $109,682  7.75% $   56,636   4.00%  $ 70,795  5.00%

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  The actual capital amounts and ratios of National Bank of Commerce, the Company's most significant subsidiary, are presented in the table below (in thousands):

                                                                   To Be Well
                                                                   Capitalized
                                                                  Under Prompt
                                                    For Capital    Corrective
                                                     Adequacy        Action
                                       Actual        Purposes      Provisions
                                    -------------  -------------  -------------
                                    Amount  Ratio  Amount  Ratio  Amount  Ratio
                                    ------- -----  ------- -----  ------- -----
As of December 31, 1998:
  Total qualifying capital (to
   risk-weighted assets)........... $64,397 10.90% $47,278 8.00%  $59,097 10.00%
  Tier I capital (to risk-weighted
   assets)......................... $57,010  9.65% $23,639 4.00%  $35,458  6.00%
  Tier I Capital (to average
   assets)......................... $57,010  7.33% $31,092 4.00%  $38,866  5.00%
As of December 31, 1997:
  Total qualifying capital (to
   risk-weighted assets)........... $56,949 10.37% $43,950 8.00%  $54,938 10.00%
  Tier I capital (to risk-weighted
   assets)......................... $50,082  9.12% $21,975 4.00%  $32,963  6.00%
  Tier I Capital (to average
   assets)......................... $50,082  7.41% $27,042 4.00%  $33,802  5.00%

18. Related Party Transactions

  In addition to the previously disclosed related party transactions, the Company received trust fees of approximately $700,000 in 1998, $589,000 in 1997, and $488,000 in 1996 from related parties.

19. Segment Reporting

  In addition to the traditional commercial and consumer retail banking products, the Company also offers trust services, mortgage lending services, and investment services to its customers. The trust division manages the assets of both corporate and individual customers, all of which are primarily located in the Birmingham, Alabama market. The mortgage lending division makes home loans to individuals throughout the state of Alabama. The majority of the loans made are sold to corporate investors, who also service the loans. The investment services division sells fixed income and equity securities trading services to both individual and corporate customers. These three divisions, along with the commercial and retail banking division, are considered the Company's reportable segments for the purpose of Statement 131.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain overhead expenses are not allocated among the segments. Additionally, the fixed assets utilized by the various divisions are not separately identified by management. Accordingly, the results of operations for the trust, mortgage lending, and investment banking segments are not indicative of the results which would be achieved if each of the segments were a separate company. Intersegment transactions are accounted for at fair market value.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  The Company's reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company's consolidated totals (in thousands):

                         Investment          Mortgage Retail and
                          Services   Trust   Lending  Commercial  Corporate  Elimination
                          Division  Division Division  Banking   Overhead(1)   Entries    Total
                         ---------- -------- -------- ---------- ----------- ----------- --------
Year ended December 31,
 1998:
Interest income.........  $ 1,564             $  474   $114,462                 $(796)   $115,704
Interest expense........      401                395     56,555                  (796)     56,555
                          -------             ------   --------                 -----    --------
Net interest income.....    1,163                 79     57,907                            59,149
Provision for loan
 losses.................                                  1,796                             1,796
Noninterest income......   11,754    $2,101    4,608     11,192                  (305)     29,350
Noninterest expense.....   10,500     1,169    2,545     42,226    $ 5,019       (305)     61,154
                          -------    ------   ------   --------    -------      -----    --------
Net income before
 provision for income
 taxes and minority
 interest...............  $ 2,417    $  932   $2,142   $ 25,077    $(5,019)     $   0    $ 25,549
                          =======    ======   ======   ========    =======      =====    ========
Year ended December 31,
 1997:
Interest income.........  $   713             $  545   $103,499                 $(249)   $104,508
Interest expense........      110                139     48,379                  (249)     48,379
                          -------             ------   --------                 -----    --------
Net interest income.....      603                406     55,120                            56,129
Provision for loan
 losses.................                                  3,421                             3,421
Noninterest income......    8,760    $1,799    1,644      8,091                            20,294
Noninterest expense.....    8,369     1,105    1,504     39,840    $ 1,970      $        $ 52,788
                          -------    ------   ------   --------    -------      -----    --------
Net income before
 provision for income
 taxes and minority
 interest...............  $   994    $  694   $  546   $ 19,950    $(1,970)     $   0    $ 20,214
                          =======    ======   ======   ========    =======      =====    ========
Year ended December 31,
 1996:
Interest income.........  $   657             $  293   $ 92,402                 $(174)   $ 93,178
Interest expense........       90                 84     42,174                  (174)     42,174
                          -------             ------   --------                 -----    --------
Net interest income.....      567                209     50,228                            51,004
Provision for loan
 losses.................                                  1,035                             1,035
Noninterest income......    8,586    $1,550    1,187      7,807                            19,130
Noninterest expense.....    8,461     1,175      926     37,783    $ 1,830                 50,175
                          -------    ------   ------   --------    -------      -----    --------
                                                                                                0
Net income before
 provision for income
 taxes and minority
 interest...............  $   692    $  375   $  470   $ 19,217    $(1,830)     $   0    $ 18,924
                          =======    ======   ======   ========    =======      =====    ========

--------
(1) Corporate overhead is comprised of compensation and benefits for certain members of management and merger-related costs.