Form 10-Q
period 1999-03-31
ALABAMA NATIONAL BANCORPORATION
filed 1999-05-17
CIK 926966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

       Registrant's telephone number, including area code: (205) 583-3654
                                                            -------------

               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
                                     ----    ----
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at May 10, 1999
         -----                                ---------------------------
Common Stock, $1.00 Par Value                         11,052,948

                                     INDEX

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION                                             PAGE
-------------------------------                                             ----

Item 1.   Financial Statements (Unaudited)

          Consolidated statements of condition
          March 31, 1999 and December 31, 1998.............................   3

          Consolidated statements of income
          Three month periods ended March 31, 1999 and 1998................   4

          Consolidated statements of other comprehensive income
          Three month periods ended March 31, 1999 and 1998................   6

          Consolidated statements of cash flows
          Three month periods ended March 31, 1999 and 1998................   7

          Notes to the unaudited consolidated financial statements
          March 31, 1999...................................................   8



Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  10

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K.................................  24

SIGNATURES.................................................................  26

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

Part I - Financial Information
------------------------------

                         Item 1 - Financial Statements
               Alabama National BanCorporation and Subsidiaries
                     Consolidated Statements of Condition
               ------------------------------------------------

                                                 March 31, 1999
                                                   (Unaudited)   December 31, 1998
                                                 --------------  -----------------
                                                          (In thousands)
Assets
  Cash and due from banks........................ $   62,298       $   70,813
  Interest-bearing deposits in other banks.......      1,490              225
  Investment securities (estimated market
    values of $30,275 and $35,214)...............     29,708           34,655
  Securities available for sale..................    285,023          289,558
  Trading securities.............................     14,863            5,534
  Federal funds sold and securities purchased
    under resell agreements......................     68,109           57,076
  Loans..........................................  1,131,128        1,107,472
  Unearned income................................     (1,182)          (1,398)
                                                  ----------       ----------
  Loans, net of unearned income..................  1,129,946        1,106,074
  Allowance for loan losses......................    (17,167)         (16,540)
                                                  ----------       ----------
  Net loans......................................  1,112,779        1,089,534
  Property, equipment and leasehold improvements,
    net..........................................     39,535           38,875
  Intangible assets..............................      8,101            8,226
  Cash surrender value of life insurance.........     29,839           29,669
  Receivable from investment division customers..     15,429           22,776
  Other assets...................................     26,776           25,108
                                                  ----------       ----------
  Totals......................................... $1,693,950       $1,672,049
                                                  ==========       ==========

Liabilities and Stockholders' Equity
  Deposits:
    Noninterest bearing.......................... $  236,373       $  232,450
    Interest bearing.............................  1,071,010        1,042,725
                                                  ----------       ----------
  Total deposits.................................  1,307,383        1,275,175
  Federal funds purchased and securities sold
    under repurchase agreements..................    138,761          162,633
  Treasury, tax and loan account.................      1,933            1,506
  Short-term borrowings..........................     31,700           21,700
  Accrued expenses and other liabilities.........     47,853           47,714
  Long-term debt.................................     32,313           32,328
                                                  ----------       ----------
  Total liabilities..............................  1,559,943        1,541,056

  Common stock, $1 par, authorized 17,500,000
    shares; issued 11,032,042 and 10,971,686
    shares at March 31, 1999 and December 31,
    1998, respectively...........................     11,032           10,972
  Additional paid-in capital.....................     78,870           78,570
  Retained earnings..............................     43,629           40,584
  Unearned ESOP shares...........................        (75)             (75)
  Accumulated other comprehensive income, net of
    tax..........................................        551              942
                                                  ----------       ----------
  Total stockholders' equity.....................    134,007          130,993
                                                  ----------       ----------
  Totals......................................... $1,693,950       $1,672,049
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


                                                          For the three months
                                                             ended March 31,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
Interest income:
  Interest and fees on loans...........................  $23,159        $23,361
  Interest on securities...............................    4,819          4,172
  Interest on deposits in other banks..................        4             29
  Interest on trading securities.......................       85             52
  Interest on Federal funds sold and securities
    purchased under resell agreements..................      744          1,226
                                                         -------        -------
Total interest income..................................   28,811         27,840
Interest expense
  Interest on deposits.................................   10,787         11,141
  Interest on Federal funds purchased and securities
    sold under repurchase agreements...................    1,796          1,688
  Interest on long and short-term borrowings...........      852            889
                                                         -------        -------
Total interest expense.................................   13,435         13,718
                                                         -------        -------
Net interest income....................................   15,376         14,122
Provision for loan losses..............................      562            345
                                                         -------        -------
Net interest income after provision for loan losses....   14,814         13,777

Noninterest income:
  Securities gains.....................................      166             28
  Gain (loss) on disposition of assets.................      (14)           133
  Service charges on deposit accounts..................    1,838          1,714
  Investment services..................................    3,064          3,089
  Trust department income..............................      525            420
  Origination and sale of mortgage loans...............    1,238            874
  Bank owned life insurance............................      363            332
  Other................................................      727            619
                                                         -------        -------
Total noninterest income...............................    7,907          7,209

               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)


                                                          For the three months
                                                             ended March 31,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
Noninterest expense:
  Salaries and employee benefits........................   9,353          8,572
  Occupancy and equipment expenses.....................    1,665          1,680
  Other................................................    4,365          4,144
                                                         -------        -------
Total noninterest expense..............................   15,383         14,396
                                                         -------        -------
Income before provision for income taxes...............    7,338          6,590
Provision for income taxes.............................    2,319          2,040
                                                         -------        -------
Net income.............................................  $ 5,019        $ 4,550
                                                         =======        =======

Net income per common share (basic)....................  $   .46        $   .43
                                                         =======        =======

Weighted average common shares outstanding (basic).....   11,022         10,611
                                                         =======        =======

Net income per common share (diluted)..................  $   .45        $   .41
                                                         =======        =======
Weighted average common and common equivalent shares
  outstanding (diluted)................................   11,188         11,080
                                                         =======        =======

See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
      Consolidated Statements of Other Comprehensive Income (Unaudited)
      -----------------------------------------------------------------
                     (In thousands, except per share data)


                                                          For the three months
                                                             ended March 31,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
Net income.............................................  $5,019         $4,550
Other comprehensive income (loss):
  Unrealized gains (loss) on securities available for
    sale...............................................    (426)           298
Less: Reclassification adjustment for net gains
  (losses) included in net income......................     166             28
                                                         ------         ------
Other comprehensive income (loss), before tax..........    (592)           270
Provision for (benefit of) income taxes related to
  items of other comprehensive income..................    (201)            92
                                                         ------         ------
Other comprehensive income (loss), net of tax..........    (391)           178
                                                         ------         ------
Comprehensive income...................................  $4,628         $4,568
                                                         ======         ======

               Alabama National BanCorporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
               -------------------------------------------------

                                                               For the three months
                                                                 ended March 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                                  (In thousands)
Net cash flows provided by (used by) operating activities..   $  3,271      $   (536)
Cash flows from investing activities:
Proceeds from maturities of investment securities..........      4,925         4,228
Purchases of securities available for sale.................    (27,718)      (40,220)
Proceeds from sale of securities available for sale........        256            -
Proceeds from maturities of securities available for sale..     31,247        19,458
Net increase in interest bearing deposits in other banks...     (1,265)       (4,463)
Net increase in Federal funds sold and securities purchased
  under resell agreements..................................    (11,033)       (5,956)
Net increase in loans......................................    (24,154)      (14,544)
Purchases of property, equipment and leasehold
  improvements.............................................     (1,371)       (1,645)
Proceeds from sale of other real estate....................        193            -
                                                              --------      --------
Net cash used in investing activities......................    (28,920)      (43,142)
                                                              --------      --------

Cash flows from financing activities:
Net increase in deposits...................................     32,208        62,644
Decrease in Federal funds purchased and securities sold
  under agreements to repurchase...........................    (23,872)      (18,919)
Net increase in short and long-term borrowings and
  capital leases...........................................     10,412         1,066
Exercise of stock options and conversion of debentures.....
                                                                   360           266
Dividends on common stock..................................     (1,974)       (1,287)
                                                              --------      --------
Net cash provided by financing activities..................     17,134        43,770
                                                              --------      --------
Increase (decrease) in cash and cash equivalents...........     (8,515)           92
Cash and cash equivalents, beginning of period.............     70,813        53,216
                                                              --------      --------
Cash and cash equivalents, end of period...................   $ 62,298      $ 53,308
                                                              ========      ========

Supplemental schedule of noncash investing and financing
Acquisition of collateral in satisfaction of loans.........   $    347      $     -
                                                              ========      ========
Adjustment to market value of securities available for sale,
  net of deferred income taxes.............................   $   (612)     $     -
                                                              ========      ========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results of the full year or any other interim period. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Form 10-K for the year ended December 31, 1998.

NOTE B - COMMITMENT AND CONTINGENCIES
-------------------------------------

Alabama National's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business which are not reflected in the consolidated statements of condition.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Derivative Investments and Hedging Activities

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"), effective for all fiscal quarters of all fiscal years beginning after June 30, 1999. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Management of Alabama National does not expect the adoption of Statement 133 to have a material impact on its financial statements since it does not invest in derivative instruments.

Mortgage-Backed Securities

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65, ("Statement 134"). Statement 134 amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement became effective for the first quarter of 1999. Since Alabama National does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.

NOTE D - EARNINGS PER SHARE
---------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 1999 and 1998.

                                                                                Per Share
                                                             Income   Shares      Amount
THREE MONTHS ENDED MARCH 31, 1999
Basic EPS net income................................       $ 5,019    11,022    $   0.46
Effect of dilutive securities options...............             -       166    ========
                                                           -------    ------
Diluted EPS.........................................       $ 5,019    11,188    $   0.45
                                                           =======    ======    ========

THREE MONTHS ENDED MARCH 31, 1998
Basic EPS net income................................       $ 4,550    10,611    $   0.43
                                                                                ========
Effect of dilutive securities options...............             -       469
                                                           -------    ------
Diluted EPS.........................................       $ 4,550    11,080    $   0.41
                                                           -------    ------    --------

NOTE E - SEGMENT REPORTING
--------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National's consolidated totals (in thousands).

                                          Investment             Mortgage    Retail and
                                           Services      Trust   Lending     Commercial  Corporate    Elimination
                                           Division    Division  Division     Banking    Overhead       Entries      Total
                                          ----------   --------  --------    ----------  ---------    -----------   -------
Three months ended March 31, 1999:
Interest income                             $  529                 $  125      $28,436                  $(279)      $28,811
Interest expense                               177                    102       13,435                   (279)       13,435
                                            ------       ----      ------      -------      -----       -----       -------
Net interest income                            352                     23       15,001                               15,376
Provision for loan losses                                                          562                                  562
Noninterest income                           3,134       $525       1,238        3,010                                7,907
Noninterest expense                          2,798        261         568       11,217      $ 539                    15,383
                                            ------       ----      ------      -------      -----       -----       -------
Net income before tax                       $  688       $264      $  693      $ 6,232      $(539)      $   -       $ 7,338
                                            ======       ====      ======      =======      =====       =====       =======

Three months ended March 31, 1998:
Interest income                             $  179                 $   59      $27,688                  $ (86)      $27,840
Interest expenses                               33                     53       13,718                    (86)       13,718
                                            ------       ----      ------      -------      -----       -----       -------
Net interest income                            146                      6       13,970                               14,122
Provision for loan losses                                                          345                                  345
Noninterest income                           2,855       $420         874        3,060                                7,209
Noninterest expense                          2,702        305         414       10,704      $ 271                    14,396
                                            ------       ----      ------      -------      -----       -----       -------
Net income before tax                       $  299       $115      $  466      $ 5,981      $(271)      $   -       $ 6,590
                                            ======       ====      ======      =======      =====       =====       =======

Corporate overhead is comprised of compensation and benefits for certain members of management and merger-related costs.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Basis of Presentation
---------------------

The following is a discussion and analysis of the consolidated financial condition of Alabama National and results of operations as of the dates and for the periods indicated. On December 31, 1998, Community Bank of Naples, National Association ("Naples"), a bank headquartered in Naples, Florida, was merged with and into a subsidiary of Alabama National, pursuant to which each share of Naples common stock was converted into 0.53271 shares of Alabama National's common stock for a total of 532,608 shares of Alabama National common stock issued to Naples shareholders. On October 2, 1998, Community Financial Corporation ("CFC"), a one bank holding company headquartered in Mableton, Georgia, was merged with and into Alabama National, pursuant to which each share of CFC common stock was converted into 0.351807 shares of Alabama National's common stock for a total of 1,076,032 shares of Alabama National common stock issued to CFC shareholders. On May 29, 1998, Public Bank Corporation ("PBC"), a one bank holding company headquartered in St. Cloud, Florida, was merged with and into Alabama National, pursuant to which each share of PBC common stock was converted into 0.2353134 shares of Alabama National's common stock for a total of 549,913 shares of Alabama National common stock issued to CFC shareholders. The Naples, CFC, and PBC mergers were accounted for as poolings of interest and accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

This information should be read in conjunction with Alabama National's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Alabama National's Annual Report on Form 10-K for the year ended December 31, 1998.

Performance Overview
--------------------

Alabama National's net income for the three month period ended March 31, 1999 (the "1999 three months") was $5.02 million compared to $4.55 million for the three months ended March 31, 1998 (the "1998 three months"). Net income per diluted common share for the 1999 three months and the 1998 three months was $.45 and $.41, respectively.

The annualized return on average assets for Alabama National was 1.21% for both the 1999 three months and the 1998 three months. The annualized return on average stockholders' equity decreased for the 1999 three months to 15.22%, as compared to 15.51% for the 1998 three months. Book value per share at March 31, 1999 was $12.15, an increase of $.21 from year-end 1998. Tangible book value per share at March 31, 1999 was $11.41, an increase of $.22 from year-end 1998. Alabama National paid an $.18 cash dividend per common share during the 1999 three months, compared to $.15 per common share paid during the 1998 three months.

Net Income
----------

The principal reasons for the increase in net income for the 1999 three months, compared to the 1998 three months, was the growth in net interest income and noninterest income which exceeded the growth in the provision for loan losses and noninterest expense. Net interest income in the 1999 three months totaled $15.4 million compared to $14.1 million in the 1998 three months, an increase of $1.3 million, or 8.9%. Total noninterest income increased by $698,000, or 9.7%, to $7.9 million during the 1999 three months from $7.2 million during the 1998 three months. Total noninterest expense increased to $15.4 million during the 1999 three months from $14.4 million during the 1998 three months, an increase of $1.0 million, or 6.9%. Alabama National's provision for loan losses was $562,000 for the 1999 three months as compared with $345,000 for the 1998 three months. The provision for loan losses was higher in the 1999 three months due to a number of factors, but primarily attributable to the growth in outstanding loans.

The largest component of Alabama National's net income is its net interest income, which is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Alabama National's net interest income totaled $15.4 million during the 1999 three months, an increase of $1.3 million compared to the 1998 three months. Alabama National's net interest income increased primarily as a result of the increase in average loans during the 1999 three months to $1.1 billion from $976.6 million during the 1998 three months, an increase of $128.4 million, or 13.1%. Average earning assets for the 1999 three months increased by approximately $141.4 million as compared to the 1998 three months and exceeded the growth in average interest-bearing liabilities of $87.5 million. The average taxable equivalent rate earned on assets was 7.89% for the 1999 three months compared to 8.42% for the 1998 three months. The average rate paid on interest-bearing liabilities was 4.30% for the 1999 three months compared to 4.72% for the 1998 three months. As a result of compression resulting from a faster reduction in the yield on earning assets compared to the cost of interest-bearing liabilities, the net interest margin for the 1999 three months was 4.17% compared to 4.23% for the 1998 three months.

The following table depicts, on a taxable equivalent basis for the 1999 and 1998 three months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                           Three months ended March 31,
                                                         ------------------------------------------------------------------
                                                                      1999                              1998
                                                         -------------------------------    -------------------------------
                                                           Average     Income/    Yield/      Average     Income/    Yield/
                                                           Balance     Expense     Rate       Balance     Expense     Rate
                                                         ----------    -------    ------    ----------    -------    ------
Assets:
Earning assets:
  Loans(1)(3).........................................   $1,105,021    $23,209     8.52%    $  976,626    $22,399     9.30%
  Securities:
    Taxable...........................................      287,648      4,405     6.21        235,767      3,727     6.41
    Tax exempt........................................       33,533        628     7.60         33,917        661     7.90
    Cash balances in other banks......................          184          4     8.82          1,994         29     5.90
    Funds sold........................................       60,927        744     4.95        100,637      1,226     4.94
    Trading account securities........................        6,501         85     5.30          3,452         52     6.11
                                                         ----------    -------              ----------    -------
      Total earning assets(2).........................    1,493,814     29,075     7.89      1,352,393     28,094     8.42
                                                         ----------    -------              ----------    -------
Cash and due from banks...............................       62,158                             46,441
Premises and equipment................................       39,216                             33,262
Other assets..........................................      106,184                            112,388
Allowance for loan losses.............................      (16,723)                           (14,954)
                                                         ----------                         ----------
      Total assets....................................   $1,684,649                         $1,529,530
                                                         ==========                         ==========

Liabilities:
Interest-bearing liabilities:
  Interest-bearing transaction accounts...............   $  181,644        979     2.19     $  158,255      1,055     2.70
  Savings deposits....................................      312,000      2,538     3.30        312,343      2,911     3.78
  Time deposits.......................................      550,980      7,270     5.35        512,301      7,175     5.68
  Funds purchased.....................................      156,859      1,796     4.64        138,043      1,688     4.96
  Other short-term borrowings.........................       33,158        438     5.36         41,925        654     6.33
  Long-term debt......................................       32,319        414     5.20         16,632        235     5.73
                                                         ----------    -------              ----------    -------
      Total interest-bearing liabilities..............    1,266,960     13,435     4.30      1,179,499     13,718     4.72
                                                         ----------    -------              ----------    -------
Demand deposits.......................................      213,967                            178,181
Accrued interest and other liabilities................       69,944                             52,880
Stockholders' equity..................................      133,778                            118,970
                                                         ----------                         ----------
      Total liabilities and stockholders' equity......   $1,684,649                         $1,529,530
                                                         ==========                         ==========

Net interest spread...................................                             3.59%                              3.70%
                                                                                   ====                               ====
Net interest income/margin on a taxable
  equivalent basis....................................                  15,640     4.25%                   14,376     4.31%
                                                                                   ====                               ====
Tax equivalent adjustment(2)..........................                     264                                254
                                                                       -------                            -------
Net interest income/margin............................                 $15,376     4.17%                  $14,122     4.23%
                                                                       =======     ====                   =======     ====

-----------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,107,000 and $1,121,000 are included in interest and fees on loans for the three months ended March 31, 1999 and 1998, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 1999 three months compared to the 1998 three months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)


                                                                                                  March 31,
                                                                                       -------------------------------
                                                                                            1999 Compared to 1998
                                                                                               Variance Due to
                                                                                       -------------------------------
                                                                                       Volume    Yield/Rate     Total
                                                                                       -------------------------------
Earning assets:
Loans.....................................................................              $2,772    $(1,962)     $  810
Securities:
  Taxable.................................................................                 800       (122)        678
  Tax exempt..............................................................                  (7)       (26)        (33)
Cash balances in other banks..............................................                 (34)         9         (25)
Funds sold................................................................                (482)         -        (482)
Trading account securities................................................                  41         (8)         33
                                                                                        ------    -------      ------

    Total interest income.................................................               3,090     (2,109)        981

Interest-bearing liabilities:
Interest-bearing transaction accounts.....................................                 145       (221)        (76)
Savings and money market deposits.........................................                  (3)      (370)       (373)
Time deposits.............................................................                 521       (426)         95
Funds purchased...........................................................                 222       (114)        108
Other short-term borrowings...............................................                (124)       (92)       (216)
Long-term debt............................................................                 203        (24)        179
                                                                                        ------    -------      ------

    Total interest expense................................................                 964     (1,247)       (283)
                                                                                        ------    -------      ------
    Net interest income on a taxable equivalent basis.....................              $2,126    $  (862)      1,264
                                                                                        ======    =======
Taxable equivalent adjustment.............................................                                        (10)
                                                                                                               ------
Net interest income.......................................................                                     $1,254
                                                                                                               ======

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current and anticipated economic conditions. The provision for loan losses was $562,000 for the 1999 three months, compared with $345,000 in the 1998 three months. Despite net loan recoveries of $65,000 during the 1999 three months, a higher loan loss provision in the 1999 three months resulted primarily from loan growth. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.52% at March 31, 1999, compared to 1.50% at December 31, 1998.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                    -------------

Total noninterest income for the 1999 three months was $7.9 million, compared to $7.2 million for the 1998 three months. Noninterest income includes securities gains and losses, service charges on deposits, investment services revenues, trust department revenues, fees relating to the sale and origination of mortgage loans, and earnings on the cash surrender value of bank owned life insurance. All sources of noninterest income increased with the exception of loss on the disposition of assets and investment services revenues, which remained substantially unchanged.

Noninterest expense was $15.4 million for the 1999 three months compared to $14.4 million for the 1998 three months. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $9.4 million for the 1999 three months compared to $8.6 million for the 1998 three months. The increase in salaries and employee benefits is primarily attributable to bonus accruals and additional volume in the mortgage origination division of Alabama National, as much of the compensation in this division is commission-based. Occupancy and equipment expense changed little in the 1999 three months. Other noninterest expense increased to $4.4 million in the 1999 three months, compared with $4.1 million in the 1998 three months.

Income tax expense was $2.3 million for the 1999 three months compared to $2.0 million for the 1998 three months, reflecting an increase in taxable income during the 1999 three months. The effective tax rates for the 1999 three months and the 1998 three months were 31.6% and 31.0%, respectively.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on March 31, 1999. Loans, net of unearned income, were $1.13 billion or 66.7% of total assets at March 31, 1999, compared to $1.11 billion or 66.2% at December 31, 1998. Loans grew $23.9 million, or 2.2%, during the 1999 three months. The following table details the composition of the loan portfolio by category at the dates indicated:

                         COMPOSITION OF LOAN PORTFOLIO
                   (Amount in thousands, except percentages)

                                March 31, 1999           December 31, 1998
                            ----------------------     ---------------------
                                          Percent                   Percent
                              Amount      of Total       Amount     of Total
                            ----------    --------     ----------   --------
Commercial, financial and
  agricultural............. $  255,237      22.56%     $  257,409     23.24%
Real estate:
  Construction.............     89,539       7.92          74,024      6.68
  Mortgage - residential...    310,281      27.43         310,691     28.06
  Mortgage - commercial....    312,007      27.58         291,437     26.32
  Mortgage - other.........      2,058        .18           2,215       .20
Consumer...................     75,867       6.71          77,187      6.97
Other......................     86,139       7.62          94,509      8.53
                            ----------     ------      ----------    ------

  Total gross loans........  1,131,128     100.00%      1,107,472    100.00%
                                           ======                    ======
Unearned income............     (1,182)                    (1,398)
                            ----------                 ----------
  Total loans, net of
   unearned income.........  1,129,946                  1,106,074
Allowance for loan losses..    (17,167)                   (16,540)
                            ----------                 ----------
  Total net loans.......... $1,112,779                 $1,089,534
                            ==========                 ==========

Investment securities decreased $4.9 million in the 1999 three months, substantially all of which is attributable to paydowns of mortgage backed securities.

Securities available for sale decreased $4.5 million in the 1999 three months. Purchases of available for sale securities totaled $27.7 million and maturities, calls, and sales of available for sale securities totaled $31.5 million. Write down to estimated market value of available for sale securities totaled $391,000 net of income taxes, during the 1999 three months.

Trading account securities, which had a balance of $14.9 million at March 31, 1999, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $68.1 million at March 31, 1999 and $57.1 at December 31, 1998.

Deposits and Other Funding Sources
----------------------------------

Deposits increased $32.2 million from year-end 1998, to $1.3 billion at March 31, 1999. Primarily all of the growth in deposits are related to consumer certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase totaled $138.8 million at March 31, 1999, a decrease of $23.9 million from December 31, 1998. The treasury, tax and loan account increased to $1.9 million at March 31, 1999, compared with $1.5 million at December 31, 1998. Short-term borrowings at March 31, 1999 totaled $31.7 million, including a note payable to an independent bank of $11.5 million and three advances from the Federal Home Loan Bank ("FHLB") totaling $20.2 million.

Alabama National's short-term debt at March 31, 1999 and December 31, 1998 is summarized as follows:

                             SHORT-TERM BORROWINGS
                            (Amounts in thousands)

                                                                                  March 31,       December 31,
                                                                                    1999              1998
                                                                                    ----              ----
Note payable to independent bank under secured master
note agreement; rate varies with LIBOR and was 6,6875%
and 6.3191% at March 31, 1999 and December 31, 1998, respectively;
collateralized by the Company's stock in subsidiary banks.                         $11,500            $11,500

FHLB debt due May 24, 1999; rate varies with LIBOR and
was 5.04% at March 31, 1999;
collateralized by FHLB stock and
certain first mortgage loans.                                                        9,200              9,200

FHLB debt due January 31, 1999; collateralized by
FHLB stock and certain first mortgage loans.                                                            1,000

FHLB open ended notes payable, rate was 5.30% as
determined daily by the FHLB; collateralized by FHLB stock
and certain first mortgage loans.                                                   11,000
                                                                                   --------------------------
Total short-term borrowings.                                                       $31,700            $21,700
                                                                                   --------------------------

Alabama National's long-term debt at March 31, 1999 and December 31, 1998 is summarized as follows:

                                         LONG-TERM BORROWINGS
                                        (Amounts in thousands)
                                                                                            March 31,   December 31,
                                                                                              1999         1998
                                                                                            ---------   ------------
FHLB debt due July 11, 2002; interest at fixed rate of 5.78%; convertible at the option of the FHLB on July 12, 1999 to a three month LIBOR advance; collateralized
by FHLB stock and certain first mortgage loans.                                             $ 5,000       $ 5,000

FHLB debt due October 21, 2003; interest at fixed rate of 4.30%; convertible at the option of the FHLB on October 21, 2000 to a three month LIBOR advance; collateralized
by FHLB stock and certain first mortgage loans.                                              10,000        10,000

FHLB debt due March 26, 2008; interest at fixed rate of 5.51%; convertible at the option of the FHLB on March 26, 2003 to a three month LIBOR advance; collateralized
by FHLB stock and certain first mortgage loans.                                               5,000         5,000

FHLB debt due July 25, 2001; interest at fixed rate of 6.40%; collateralized
by FHLB stock and certain first pledged available for sale securities.                        2,000         2,000

FHLB debt due June 18, 2003; interest at fixed rate of 5.40%; convertible at the option of the FHLB on June 18, 2000 to a three month LIBOR advance; collateralized
by FHLB stock and certain first mortgage loans.                                               5,000         5,000

FHLB debt due November 5, 2003; interest at fixed rate of 4.74%; convertible at the option of the FHLB on November 5, 2001 to a three month LIBOR advance; collateralized
by FHLB stock and certain first mortgage loans.                                               5,000         5,000

Capital leases payable                                                                          313           328
                                                                                            ---------------------
Total long-term borrowings                                                                  $32,313       $32,328
                                                                                            =====================


Asset Quality
-------------

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. It is Alabama National's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which could necessitate additional charges to earnings.

At March 31, 1999, nonperforming assets totaled $5.2 million, a decrease of $902,000 from December 31, 1998. Nonperforming assets as a percentage of loans plus other real estate were 0.46% at March 31, 1999 compared to 0.55% at December 31,1998. The reduction in the level of nonperforming assets is consistent with the elimination of the sub-prime mortgage lending portfolio and the reduction in the indirect automobile portfolio. The indirect automobile portfolio is reduced due to termination of new originations of these loans and amortization of pre-existing loans in this portfolio.

                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)

                                                                                                         March 31,      December 31,
                                                                                                           1999             1998
                                                                                                         ---------      ------------
Nonaccrual loans..............................................................................           $  3,565       $  4,357
Restructured loans............................................................................                492            499
Loans past due 90 days or more and still accruing.............................................                  -              -
                                                                                                         --------       --------

  Total nonperforming loans...................................................................              4,057          4,856

Other real estate owned.......................................................................              1,131          1,234
                                                                                                         --------       --------
  Total nonperforming assets..................................................................           $  5,188       $  6,090
                                                                                                         ========       ========

Allowance for loan losses to period-end loans.................................................               1.52%          1.50%

Allowance for loan losses to period-end nonperforming assets..................................             330.90         271.59

Net charge-offs (recoveries) to average loans.................................................              (0.01)          0.01

Nonperforming assets to period-end loans and other real estate owned..........................               0.46           0.55

Nonperforming loans to period-end loans.......................................................               0.36           0.44


Net loan recoveries for the 1999 three months totaled $65,000, or .01% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.52% at March 31, 1999, compared to 1.50% at December 31, 1998. The following table analyzes activity in the allowance for loan losses for the 1999 three months.


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                   For the Three Months Ended March 31, 1999
                  (Amounts in thousands, except percentages)

Allowance for loan losses at
  beginning of period.......................................    $16,540

Charge-offs:
  Commercial, financial and agricultural....................         14
  Real estate - mortgage....................................         11
  Consumer..................................................        188
                                                                -------
    Total charge-offs.......................................        213
                                                                -------

Recoveries:
  Commercial, financial and agricultural....................         75
  Real estate - mortgage....................................        130
  Consumer..................................................         73
                                                                -------
     Total recoveries.......................................        278
                                                                -------
     Net recoveries.........................................        (65)
Provision for loan losses...................................        562
                                                                -------
Allowance for loan losses at
   period-end...............................................    $17,167
                                                                =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 1999 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National's interest rate sensitivity at March 31, 1999, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                                                                   March 31, 1999
                                                -----------------------------------------------------------------------------------
                                                                After One     After Three
                                                                 Through        Through
                                                Within One        Three         Twelve       Within One   Greater Than
                                                  Month          Months         Months         Year         One Year       Total
                                                ----------      --------       ----------    ----------   ------------     -----
Assets:
Earnings assets:
   Loans (1)................................    $454,110       $ 94,154        $203,937      $752,201       $374,180     $1,126,381
   Securities (2)...........................      29,338         34,566          91,376       155,280        169,073        324,353
   Interest-bearing deposits in
     other banks............................       1,490            --               --         1,490             --          1,490
   Funds sold...............................      68,109            --               --        68,109             --         68,109
                                                --------      --------         --------      --------       --------     ----------
        Total interest-earning assets.......    $553,047      $128,720         $295,313      $977,080       $543,253     $1,520,333

Liabilities:
Interest-bearing liabilities:
  Interest-bearing deposits:
    Demand deposits..........................   $     --      $     --        $ 190,432      $190,432       $     --     $  190,432
    Savings deposits.........................    322,380            --               --       322,380             --        322,380
    Time deposits (3)........................     79,000       101,361          281,775       462,136         96,062        558,198
  Funds purchased.............................   138,761            --               --       138,761             --        138,761
  Short-term borrowings (4)...................    24,433         9,200               --        33,633             --         33,633
  Long-term debt..............................         2             4               18            24         32,289         32,313
                                                --------      --------        ---------    ----------       --------     ----------
        Total interest-bearing liabilities..    $564,576      $110,565        $ 472,225    $1,147,366       $128,351     $1,275,717
                                                --------      --------        ---------    ----------       --------     ----------
Period gap..................................    $(11,529)     $ 18,155        $(176,912)   $ (170,286)      $414,902
                                                ========      ========        =========    ==========       ========
Cumulative gap..............................    $(11,529)     $  6,626        $(170,286)   $ (170,286)      $244,616     $  244,616
                                                ========      ========        =========    ==========       ========     ==========
Ratio of cumulative gap to total
   earning assets...........................      (0.76)%         0.44%         (11.20)%       (11.20)%        16.09%

-------------------
(1) Excludes nonaccural loans of $3,565,000.
(2) Excludes investment equity securities of $5,241,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accuring.
(4) Includes treasury, tax and loan account of $1,933,000.

Alabama National generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive through the one year time frame, except for the one through three month period. However, Alabama National's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At March 31, 1999, mortgage backed securities totaling $176.3 million, or 10.4% of total assets and essentially every loan, net of unearned income, (totaling $1.13 billion, or 66.7% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.31 billion, or 77.2%, of total assets at March 31, 1999. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during the 1999 three months. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for the 1999 three months and the future impact of market risk on Alabama National's net interest margin may differ from that found in the table.

                                  MARKET RISK
                            (Amounts in thousands)

                      Three months ended March 31, 1999       Three months ended March 31, 1998
     Change in        ---------------------------------       ---------------------------------
Prevailing Interest    Net Interest        Change from         Net Interest        Change from
      Rates           Income Amount       Income Amount       Income Amount       Income Amount
-------------------   -------------       --------------      -------------       -------------
+200 basis points       $16,042              4.33%               $15,048             6.56%

+100 basis points        15,709              2.17                 14,585             3.28

0 basis points           15,376                 -                 14,122                -

-100 basis points        14,835             (3.52)                13,623            (3.53)

-200 basis points        14,293             (7.04)                13,124            (7.07)


Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 86.4% at March 31, 1999, compared to 86.7% at year end 1998. Alabama National's liquid assets as a percentage of total deposits were 10.1% at March 31, 1999, compared to 10.0% at year-end 1998. At March 31, 1999, Alabama National had unused federal funds lines of approximately $151.1 million, unused lines at the Federal Home Loan Bank of $41.6 million and an unused credit line at an independent bank of $8.5 million. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $3.0 million from December 31, 1998 to $134.0 million at March 31, 1999. This increase was attributable to:

Net income......................................  $ 5,019,000
Exercise of options.............................      360,000
Dividends.......................................   (1,974,000)
Decrease in unrealized gain on securities
  available for sale, net of deferred taxes.....     (391,000)
                                                  -----------
Net increase....................................  $ 3,014,000
                                                  ===========

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at March 31, 1999. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 1999:

                                         Tier 1 Risk    Total Risk    Tier 1
                                            Based         Based      Leverage
                                            -----         -----      --------
Alabama National BanCorporation..........   9.92%         11.17%       7.52%

National Bank of Commerce of Birmingham..   9.57          10.82        7.52
Alabama Exchange Bank....................  13.47          14.72        8.34
Bank of Dadeville........................  12.83          13.84        9.27
Citizens & Peoples Bank, N.A.............  15.49          16.56       10.30
First American Bank......................  10.51          11.76        8.93
First Citizens Bank, N.A.................  14.80          16.05        8.77
First Gulf Bank..........................   8.64           9.89        7.15
Public Bank..............................  14.62          15.87        9.53
Georgia State Bank.......................  11.38          12.63        7.81
Community Bank of Naples, N.A............  12.56          13.81        7.37
Required minimums........................   4.00           8.00        4.00

Year 2000 - Technology Considerations

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

Alabama National's core bank operating software has been certified by the vendor to be Year 2000 compliant. To verify this compliance, the Company loaded the software along with general ledger data onto a separate test system. Dates on the test system were advanced into 2000, and results from this test have been validated by Alabama National personnel. Alabama National's testing and validation of results indicate that the core bank operating software is 100% Year 2000 compliant and Alabama National's mission critical systems are more than 99% compliant. The Company also has a number of non-mission critical systems, and any Year 2000 compliance testing that Alabama National itself can perform on these systems is complete. There are also systems provided by third party vendors for which Alabama National is reliant upon the vendors to provide testing data to validate. All such outside vendors indicate that they will provide all remaining test data to Alabama National prior to June 30, 1999. At the present time, Alabama National is over 98% compliant on its non-mission critical systems and plans to have validated compliance on the remaining systems by June 30, 1999.

In addition to the systems outlined above, Alabama National is tracking the Year 2000 readiness of its utility companies and is finalizing contingency plans for these services to critical operations.

Since it routinely upgrades and purchases technologically advanced software and hardware, Alabama National has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported operating results. Alabama National estimates that its remaining capital expenditures to prepare for Year 2000 and correct for any Year 2000 issues should not exceed $100,000, and its remaining operating expenditures (including personnel expenses for Company employees) should not exceed $100,000.

Alabama National also recognizes the importance of determining that its borrowers are addressing the Year 2000 problem to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks and Year 2000 questionnaires have been obtained from such borrowers where considered appropriate. Deposit customers have received statement stuffers and informational material in this regard. Alabama National is working on a one-on-one basis with any borrower that has been identified as having high Year 2000 risk exposure.

Management does not believe that Alabama National will incur significant additional costs associated with the Year 2000 issue. However, management cannot predict the amount of financial difficulties it may incur due to customer and vendor inability to perform according to their agreements with Alabama National or the effects that other third parties may bring as a result of this issue. Alabama National also anticipates that deposit customers may perceive a need for increased cash in the latter part of 1999 and management has made liquidity contingency plans to address this potential additional need for currency. Management has held discussions with the Federal Reserve and the Federal Home Loan Bank with regard to such potential increased currency and funding needs. Although the Federal Reserve has announced plans to increase the amount of currency in circulation in preparing for Year 2000, a lack of liquidity in the financial system could have a significant negative impact on Alabama National. Accordingly, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse impact on Alabama National's business, financial condition and results of operations.

Alabama National's contingency plans are being tested and may be modified as testing progresses. The Securities and Exchange Commission has asked reporting companies to address a reasonable "worst case" scenario with respect to the Year 2000 issue. Management's estimate of the "worst case" scenario is a loss of electrical power and telecommunications service. Alabama National is preparing to have a backup electrical power generator to run its mainframe computer system in case of difficulties with its electricity vendor, but is unable to ascertain how such a loss of electrical power would impact its operations and those of its customers if such power loss was sustained for a material length of time.

Part II Other Information

                    Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits:  Exhibit 3.1 - Certificate of Incorporation (filed as an
                           Exhibit to Alabama National's Registration
                           Statement on Form S-1 (Commission File no.
                           33-83800) and incorporated herein by reference).

                 Exhibit 3.1A - Certificate of Amendment of Certificate
                           of Incorporation (filed as an Exhibit to Alabama National's Annual Report of Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

                 Exhibit 10.1. - Promissory Note dated April 15, 1999 executed by John R. Bragg in favor of Alabama National BanCorporation in the principal amount of $107,871.00.

                 Exhibit 10.2. - Promissory Note dated April 15, 1999 executed by John R. Bragg in favor of Alabama National BanCorporation in the principal amount of $19,800.00.

                 Exhibit 10.3. - Pledge Agreement dated April 15, 1999 between
                           John R. Bragg and Alabama National BanCorporation.

                 Exhibit 10.4. - Promissory Note dated April 15, 1999 executed by John H. Holcomb, III in favor of Alabama
                           National BanCorporation in the principal amount of $93,747.00.

                 Exhibit 10.5. - Promissory Note dated April 15, 1999 executed by John H. Holcomb, III in favor of Alabama
                           National BanCorporation in the principal amount of $83,400.00.

                 Exhibit 10.6. - Pledge Agreement dated April 15, 1999 between
                           John H. Holcomb III and Alabama National
                           BanCorporation.

                 Exhibit 10.7. - Promissory Note dated April 15, 1999 executed by William E. Matthews, V in favor of Alabama National BanCorporation in the principal amount of $109,570.00.

                 Exhibit 10.8. - Promissory Note dated April 15, 1999 executed by William E. Matthews, V in favor of Alabama National BanCorporation in the principal amount of $28,000.00.

                 Exhibit 10.9. - Pledge Agreement dated April 15, 1999 between
                           William E. Matthews, V and Alabama National
                           BanCorporation.

                 Exhibit 10.10. - Promissory Note dated April 15, 1999 executed by Richard Murray, IV in favor of Alabama National BanCorporation in the principal amount of $111,739.00.

                 Exhibit 10.11. - Promissory Note dated April 15, 1999 executed by Richard Murray, IV in favor of Alabama National BanCorporation in the principal amount of $29,400.00.

                 Exhibit 10.12. - Pledge Agreement dated April 15, 1999 between
                           Richard Murray, IV and Alabama National
                           BanCorporation.

                 Exhibit 10.13. - Promissory Note dated April 15, 1999 executed by Victor E. Nichol, Jr. in favor of Alabama
                           National BanCorporation in the principal amount of $99,558.00.

                 Exhibit 10.14. - Promissory Note dated April 15, 1999 executed by Victor E. Nichol, Jr. in favor of Alabama
                           National BanCorporation in the principal amount of $23,360.00.

                 Exhibit 10.15. - Pledge Agreement dated April 15, 1999 between
                           Victor E. Nichol, Jr. and Alabama National
                           BanCorporation.

                 Exhibit 10.16. - Promissory Note dated April 15, 1999 executed by William G. Sanders, Jr. in favor of Alabama National BanCorporation in the principal amount of $109,833.00.

                 Exhibit 10.17. - Promissory Note dated April 15, 1999 executed by William G. Sanders, Jr. in favor of Alabama National BanCorporation in the principal amount of $16,000.00.

                 Exhibit 10.18. - Pledge Agreement dated April 15, 1999 between
                           William G. Sanders, Jr. and Alabama National
                           BanCorporation.

                 Exhibit 11 - Computation of Earnings Per Share

                 Exhibit 27 - Financial Data Schedules (for SEC use only)

(b)   Reports on Form 8-K

                    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALABAMA NATIONAL BANCORPORATION


Date: May 12, 1999                      /s/ John H. Holcomb, III
      ------------                      ------------------------
                                        John H. Holcomb, III, its Chairman and
                                        Chief Executive Officer




Date: May 12, 1999                      /s/ William E. Matthews, V.
      ------------                      --------------------------
                                        William E. Matthews, V., its Executive
                                        Vice President and Chief Financial
                                        Officer