Form 10-Q
period 1999-06-30
ALABAMA NATIONAL BANCORPORATION
filed 1999-08-16
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ____________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

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
                                                     --------------

             ____________________________________________________
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X     No
                                 ------      ------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                   Outstanding at August 11, 1999
               -----                   ------------------------------
    Common Stock, $1.00 Par Value               11,155,409

                                     INDEX

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                       PAGE
-----------------------------                                       ----

Item 1. Financial Statements (Unaudited)

        Consolidated statements of condition
        June 30, 1999 and December 31, 1998.........................  3

        Consolidated statements of income
        three month periods ended June 30, 1999 and 1998;
        six month periods ended June 30, 1999 and 1998..............  4

        Consolidated statements of other comprehensive income
        three month periods ended June 30, 1999 and 1998;
        six month periods ended June 30, 1999 and 1998..............  8

        Consolidated statements of cash flows
        six month periods ended June 30, 1999 and 1998.............. 10

        Notes to the unaudited consolidated financial
        statements June 30, 1999.................................... 11


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................... 14


PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders......... 31

Item 6. Exhibits and Reports on Form 8-K............................ 32

SIGNATURES.......................................................... 33


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

Part I - Financial Information
------------------------------

                         Item 1 - Financial Statements
               Alabama National BanCorporation and Subsidiaries
                     Consolidated Statements of Condition
               ------------------------------------------------

                                                                                     June 30, 1999     December 31, 1998
                                                                                     -------------     -----------------
                                                                                      (Unaudited)
                                                                                                 (In thousands)
 Assets
   Cash and due from banks...........................................................   $   81,911          $   70,813
   Interest-bearing deposits in other banks..........................................        1,496                 225
   Investment securities (estimated market values of $25,624 and $35,214)............       25,309              34,655
   Securities available for sale.....................................................      297,447             289,558
   Trading securities................................................................        6,333               5,534
   Federal funds sold and securities purchased under resell agreements...............       40,648              57,076
   Loans held for sale...............................................................       10,638              19,047
   Loans.............................................................................    1,196,971           1,088,425
   Unearned income...................................................................         (898)             (1,398)
                                                                                        ----------          ----------
   Loans, net of unearned income.....................................................    1,196,073           1,087,027
   Allowance for loan losses.........................................................      (17,335)            (16,540)
                                                                                        ----------          ----------
   Net loans.........................................................................    1,178,738           1,070,487
   Property, equipment and leasehold improvements, net...............................       42,977              38,875
   Intangible assets.................................................................        8,137               8,226
   Cash surrender value of life insurance............................................       30,592              29,669
   Receivable from investment division customers.....................................       22,907              22,776
   Other assets......................................................................       29,280              25,108
                                                                                        ----------          ----------
   Totals............................................................................   $1,776,413          $1,672,049
                                                                                        ==========          ==========
 Liabilities and Stockholders' Equity
   Deposits:
     Noninterest bearing.............................................................   $  229,790          $  232,450
     Interest bearing................................................................    1,184,288           1,042,725
                                                                                        ----------          ----------
   Total deposits....................................................................    1,414,078           1,275,175
   Federal funds purchased and securities sold under repurchase agreements...........      116,930             162,633
   Treasury, tax and loan account....................................................        6,012               1,506
   Short-term borrowings.............................................................       14,339              21,700
   Accrued expenses and other liabilities............................................       44,466              47,714
   Long-term debt....................................................................       46,079              32,328
                                                                                        ----------          ----------
   Total liabilities.................................................................    1,641,904           1,541,056

   Common stock, $1 par, authorized 17,500,000 shares; issued 11,184,909 and
     10,971,686 shares at June 30, 1999 and December 31, 1998, respectively..........       11,185              10,972
   Additional paid-in capital........................................................       78,999              78,570
   Retained earnings.................................................................       47,007              40,584
   Unearned ESOP shares..............................................................            -                 (75)
   Accumulated other comprehensive income, net of tax................................       (2,682)                942
                                                                                        ----------          ----------
   Total stockholders' equity........................................................      134,509             130,993
                                                                                        ----------          ----------
   Totals............................................................................   $1,776,413          $1,672,049
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

                                                                     For the three months
                                                                         ended June 30,
                                                                     --------------------
                                                                        1999        1998
                                                                        ----        ----
Interest income:
  Interest and fees on loans.......................................   $24,236      $23,286
  Interest on securities...........................................     4,659        4,562
  Interest on deposits in other banks..............................        17           35
  Interest on trading securities...................................       124          106
  Interest on Federal funds sold and securities purchased..........         -            -
    under resell agreements........................................       632          985
                                                                      -------      -------
Total interest income..............................................    29,668       28,974
Interest expense:
  Interest on deposits.............................................    11,293       11,759
  Interest on Federal funds purchased and securities sold
    under repurchase agreements....................................     1,587        1,582
  Interest on long and short-term borrowings.......................       826          802
                                                                      -------      -------
Total interest expense.............................................    13,706       14,143
                                                                      -------      -------
Net interest income................................................    15,962       14,831
Provision for loan losses..........................................       368          266
                                                                      -------      -------
Net interest income after provision for loan losses................    15,594       14,565

Noninterest income:
  Securities gains.................................................        23          145
  Gain on disposition of assets....................................       222          156
  Service charges on deposit accounts..............................     1,784        1,760
  Investment services..............................................     2,657        2,716
  Trust department income..........................................       545          637
  Origination and sale of mortgage loans...........................     1,131        1,038
  Bank owned life insurance........................................       362          266
  Other............................................................       822          539
                                                                      -------      -------
Total noninterest income...........................................     7,546        7,257

               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)

                                                                     For the three months
                                                                         ended June 30,
                                                                     --------------------
                                                                        1999        1998
                                                                        ----        ----
Noninterest expense:
  Salaries and employee benefits...................................     9,137        8,647
  Occupancy and equipment expenses.................................     1,722        1,554
  Other............................................................     4,377        4,633
                                                                      -------      -------
Total noninterest expense..........................................    15,236       14,834
                                                                      -------      -------

Income before provision for income taxes...........................     7,904        6,988
Provision for income taxes.........................................     2,524        2,239
                                                                      -------      -------
Net income.........................................................   $ 5,380      $ 4,749
                                                                      =======      =======
Net income per common share (basic)................................   $   .48      $   .44
                                                                      =======      =======
Weighted average common shares outstanding (basic).................    11,100       10,694
                                                                      =======      =======
Net income per common share (diluted)..............................   $   .48      $   .43
                                                                      =======      =======
Weighted average common and common equivalent
  shares outstanding (diluted).....................................    11,267       11,137
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

                                                                      For the six months
                                                                         ended June 30,
                                                                     --------------------
                                                                        1999        1998
                                                                        ----        ----
Interest income:
  Interest and fees on loans.......................................   $47,395      $45,647
  Interest on securities...........................................     9,478        8,734
  Interest on deposits in other banks..............................        21           64
  Interest on trading securities...................................       209          158
  Interest on Federal funds sold and securities purchased
    under resell agreements........................................     1,376        2,211
                                                                      -------      -------
Total interest income..............................................    58,479       56,814
Interest expense:
  Interest on deposits.............................................    22,080       22,900
  Interest on Federal funds purchased and securities sold
    under repurchase agreements....................................     3,383        3,270
  Interest on long and short-term borrowings.......................     1,678        1,691
                                                                      -------      -------
Total interest expense.............................................    27,141       27,861
                                                                      -------      -------
Net interest income................................................    31,338       28,953
Provision for loan losses..........................................       930          611
                                                                      -------      -------
Net interest income after provision for loan losses................    30,408       28,342

Noninterest income:
  Securities gains.................................................       189          173
  Gain on disposition of assets....................................       208          289
  Service charges on deposit accounts..............................     3,622        3,474
  Investment services..............................................     5,721        5,805
  Trust department income..........................................     1,070        1,057
  Origination and sale of mortgage loans...........................     2,369        1,912
  Bank owned life insurance........................................       725          598
  Other............................................................     1,549        1,158
                                                                      -------      -------
Total noninterest income...........................................    15,453       14,466


               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)

                                                                      For the six months
                                                                         ended June 30,
                                                                     --------------------
                                                                        1999        1998
                                                                        ----        ----
Noninterest expense:
  Salaries and employee benefits...................................    18,490       17,219
  Occupancy and equipment expenses.................................     3,387        3,234
  Other............................................................     8,742        8,777
                                                                      -------      -------
Total noninterest expense..........................................    30,619       29,230
                                                                      -------      -------
Income before provision for income taxes...........................    15,242       13,578
Provision for income taxes.........................................     4,843        4,279
                                                                      -------      -------
Net income.........................................................   $10,399      $ 9,299
                                                                      =======      =======
Net income per common share (basic)................................   $   .94      $   .87
                                                                      =======      =======
Weighted average common shares outstanding (basic).................    11,061       10,653
                                                                      =======      =======
Net income per common share (diluted)..............................   $   .93      $   .84
                                                                      =======      =======
Weighted average common and common equivalent
  shares outstanding (diluted).....................................    11,236       11,109
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

                                                                     For the three months
                                                                         ended June 30,
                                                                     --------------------
                                                                        1999        1998
                                                                        ----        ----
Net income..........................................................   $5,380       $4,749
Other comprehensive income (loss):
  Unrealized gains (loss) on securities available for sale..........   (4,778)          97
Less: Reclassification adjustment for net gains included
  in net income.....................................................       23          145
                                                                       ------       ------
Other comprehensive loss, before tax................................   (4,801)         (48)
Benefit of income taxes related to items of other comprehensive
  income............................................................   (1,568)         (17)
                                                                       ------       ------
Other comprehensive loss, net of tax................................   (3,233)         (31)
                                                                       ------       ------
Comprehensive income................................................   $2,147       $4,718
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

                                                                       For the six months
                                                                          ended June 30,
                                                                      --------------------
                                                                        1999        1998
                                                                        ----        ----
Net income.........................................................   $10,399       $9,299
Other comprehensive income (loss):
  Unrealized gains (loss) on securities available for sale.........    (5,204)         395
Less: Reclassification adjustment for net gains
  included in net income...........................................       189          173
                                                                      -------       ------
Other comprehensive income (loss), before tax......................    (5,393)         222
Provision for (benefit of) income taxes related to
  items of other comprehensive income..............................    (1,769)          75
                                                                      -------       ------
Other comprehensive income (loss), net of tax......................    (3,624)         147
                                                                      -------       ------
Comprehensive income...............................................   $ 6,775       $9,446
                                                                      =======       ======

               Alabama National BanCorporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
               -------------------------------------------------

                                                                            For the six months
                                                                              ended June 30,
                                                                          ----------------------
                                                                             1999        1998
                                                                             ----        ----
                                                                              (In thousands)

Net cash flows provided by operating activities.........................  $   6,687   $   6,846

Cash flows from investing activities:
Purchases of investment securities......................................          -        (989)
Proceeds from maturities of investment securities.......................      9,324      13,969
Purchases of securities available for sale..............................    (73,966)   (104,831)
Proceeds from sale of securities available for sale.....................        256          67
Proceeds from maturities of securities available for sale...............     59,952      52,620
Net (increase) decrease in interest bearing deposits in other banks.....     (1,271)      2,154
Net decrease in Federal funds sold and securities purchased
  under resell agreements...............................................     16,428       8,346
Net increase in loans...................................................   (101,298)    (36,679)
Purchases of property, equipment and leasehold improvements.............     (5,619)     (1,768)
Proceeds from sale of property, equipment and leasehold improvements....         41          48
Purchase of bank owned life insurance...................................       (198)          -
                                                                          ---------   ---------
Net cash used in investing activities...................................    (96,351)    (67,063)
                                                                          ---------   ---------
Cash flows from financing activities:
Net increase in deposits................................................    138,903     128,453
Decrease in Federal funds purchased and securities sold
  under agreements to repurchase........................................    (45,703)    (29,303)
Net increase (decrease) in short and long-term borrowings
  and capital leases....................................................     10,896      (5,234)
Exercise of stock options and conversion of debentures..................        704       1,027
Issue common stock......................................................        (62)          -
Repurchase fractional shares............................................          -          (3)
Dividends on common stock...............................................     (3,976)     (2,658)
                                                                          ---------   ---------
Net cash provided by financing activities...............................    100,762      92,282
                                                                          ---------   ---------
Increase in cash and cash equivalents...................................     11,098      32,065
Cash and cash equivalents, beginning of period..........................     70,813      54,768
                                                                          ---------   ---------

Cash and cash equivalents, end of period................................  $  81,911   $  86,833
                                                                          =========   =========

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans......................  $     526   $     829
                                                                          =========   =========
Adjustment to market value of securities available for sale, net
  of deferred income taxes..............................................  $  (3,624)  $     147
                                                                          =========   =========

See accompanying notes to unaudited consolidated financial statements

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Form 10-K for the year ended December 31, 1998.


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


NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Derivative Investments and Hedging Activities

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of
(a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Management of Alabama National does not expect the adoption of Statement 133 to have a material impact on its financial statements since it does not invest in derivative instruments. Statement 133, as amended by Statement 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

NOTE D - EARNINGS PER SHARE
---------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the 1999 and 1998 six months and the 1999 and 1998 quarters.

                                                                Per Share
                                            Income     Shares    Amount
                                            -------    ------   ---------
 THREE MONTHS ENDED JUNE 30, 1999
 Basic EPS net income.....................  $ 5,380    11,100     $0.49
                                                                  =====
 Effect of dilutive securities options....        -       167
                                            -------    ------
 Diluted EPS..............................  $ 5,380    11,267     $0.48
                                            =======    ======     =====
 THREE MONTHS ENDED JUNE 30, 1998
 Basic EPS net income.....................  $ 4,749    10,694     $0.44
                                                                  =====
 Effect of dilutive securities options....        -       443
                                            -------    ------
 Diluted EPS..............................  $ 4,749    11,137     $0.43
                                            =======    ======     =====

 SIX MONTHS ENDED JUNE 30, 1999
 Basic EPS net income.....................  $10,399    11,061     $0.94
                                                                  =====
 Effect of dilutive securities options....        -       175
                                            -------    ------
 Diluted EPS..............................  $10,399    11,236     $0.93
                                            =======    ======     =====

 SIX MONTHS ENDED JUNE 30, 1998
 Basic EPS net income.....................  $ 9,299    10,653     $0.87
                                                                  =====
 Effect of dilutive securities options....        -       456
                                            -------    ------
 Diluted EPS..............................  $ 9,299    11,109     $0.84
                                            =======    ======     =====


NOTE E - SEGMENT REPORTING
--------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National's consolidated totals (in thousands).



                                 Investment             Mortgage    Retail and
                                  Services    Trust     Lending     Commercial   Corporate     Elimination
                                  Division   Division   Division     Banking      Overhead       Entries        Total
                                  --------   --------   --------     -------      --------       -------        -----
Six months ended June 30, 1999:
Interest income                     $ 1,045              $   194   $   57,787                   $   (547)    $   58,479
Interest expenses                       333                  158       27,197                       (547)        27,141
                                    -------    ------    -------    ---------     --------      --------     ----------
Net interest income                     712                   36       30,590                                    31,338
Provision for loan losses                                                 930                                       930
Noninterest income                    5,844    $1,070      2,369        6,170                                    15,453
Noninterest expense                   5,358       552      1,169       22,477     $  1,063                       30,619
                                    -------    ------    -------   ----------     --------      --------     ----------
Net income before tax               $ 1,198    $  518    $ 1,236   $   13,353     $ (1,063)     $      -     $   15,242
                                    =======    ======    =======   ==========     ========      ========     ==========

Six months ended June 30, 1998:
Interest income                     $   439              $   192     $ 56,903                   $   (720)    $   56,814
Interest expenses                        33                  163       28,385                       (720)        27,861
                                    -------    ------    -------   ----------     --------      --------     ----------
Net interest income                     406                   29       28,518                                    28,953
Provision for loan losses                                                 611                                       611
Noninterest income                    5,913    $1,057      1,912        5,584                                    14,466
Noninterest expense                   5,240       602        942       21,633     $    813                       29,230
                                    -------    ------    -------   ----------     --------      --------     ----------
Net income before tax               $ 1,079    $  455    $   999   $   11,858     $   (813)     $      -     $   13,578
                                    =======    ======    =======   ==========     ========      ========     ==========

Corporate overhead is comprised of compensation and benefits for certain members of management and merger-related costs.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the consolidated financial condition of Alabama National and results of operations as of the dates and for the periods indicated. On December 31, 1998, Community Bank of Naples, National Association ("Naples"), a bank headquartered in Naples, Florida, was merged with and into a subsidiary of Alabama National, pursuant to which each share of Naples common stock was converted into 0.53271 shares of Alabama National's common stock for a total of 532,608 shares of Alabama National common stock issued to Naples shareholders. On October 2, 1998, Community Financial Corporation ("CFC"), a one bank holding company headquartered in Mabelton, Georgia, was merged with and into Alabama National, pursuant to which each share of CFC common stock was converted into 0.351807 shares of Alabama National's common stock for a total of 1,076,032 shares of Alabama National common stock issued to CFC shareholders. On May 29, 1998, Public Bank Corporation ("PBC"), a one bank holding company headquartered in St. Cloud, Florida, was merged with and into Alabama National, pursuant to which each share of PBC common stock was converted into 0.2353134 shares of Alabama National's common stock for a total of 549,913 shares of Alabama National common stock issued to PBC shareholders. The Naples, CFC, and PBC mergers were accounted for as poolings of interest and accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

This information should be read in conjunction with Alabama National's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Alabama National's Annual Report on Form 10-K for the year ended December 31, 1998.


Performance Overview

Alabama National's net income was $5.38 million for the second quarter of 1999 (the "1999 second quarter") compared to $4.75 million for the second quarter of 1998 (the "1998 second quarter"). Net income for the six month period ended June 30, 1999 (the "1999 six months") was $10.40 million compared to $9.30 million for the six months ended June 30, 1998 (the "1998 six months"). Net income per diluted common share for the 1999 and 1998 second quarters was $.48 and $.43, respectively. For the 1999 six months, net income per diluted common share was $.93 compared to $.84 for the 1998 six months.

The annualized return on average assets for Alabama National was 1.28% for the 1999 second quarter compared to 1.24% for the 1998 second quarter. The annualized return on average assets for Alabama National was 1.24% for the 1999 six months compared to 1.22% for the 1998 six months. The annualized return on average stockholders' equity increased for the 1999 second quarter to 15.88%, as compared to 15.48% for the 1998 second quarter. The annualized return on average stockholders' equity increased for the 1999 six months to 15.55%, as compared to 15.49% for the 1998 six months. Book value per share at June 30, 1999 was $12.03, an increase of $.09 from year end 1998. Tangible book value per share at June 30, 1999 was $11.30, an increase of $.11 from year end 1998. Alabama National paid a $.36 cash dividend on common shares during the 1999 six months, compared to $.30 on common shares during the 1998 six months.

Net Income

The principal reasons for the increase in net income was the growth in net interest income, which is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets, for the 1999 second quarter and the 1999 six months, compared to the same periods in 1998. Net interest income increased by $1.1 million, or 7.6%, to $16.0 million during the 1999 second quarter from $14.8 million during the 1998 second quarter. Net interest income increased to $31.3 million during the 1999 six months from $29.0 million during the 1998 six months, an increase of $2.4 million, or 8.2%. The increase in the net interest margin for the 1999 second quarter and six months occurred despite the recovery of interest associated with the collection of previously charged-off loans totaling $567,000 included in the 1998 second quarter and six months.

Average earning assets for the 1999 second quarter and six months increased by approximately $166.1 million and $153.8 million, respectively, and was partially matched by growth in average interest-bearing liabilities of $118.4 million and $103.00 million during the 1999 second quarter and six months, respectively. The average taxable equivalent rate earned on assets was 7.85% and 7.87% for the 1999 second quarter and six months compared to 8.60% and 8.51% for the 1998 second quarter and six months, respectively. The average rate paid on interest-bearing liabilities was 4.23% and 4.27% for the 1999 second quarter and six months, respectively, compared to 4.81% and 4.76% for the 1998 second quarter and six months, respectively. As a result of compression resulting from a larger reduction in the yield on earning assets compared to the cost of interest-bearing liabilities, the net interest margin for the 1999 second quarter and six months was 4.19% and 4.18%, respectively, compared to 4.37% and 4.30% for the 1998 second quarter and six months respectively.

The following tables depict, on a taxable equivalent basis for the 1999 and 1998 second quarter and six months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                 Six months ended June 30,
                                            ------------------------------------------------------------------
                                                            1999                               1998
                                            ---------------------------------    -----------------------------
                                              Average      Income/    Yield/      Average     Income/   Yield/
                                              Balance      Expense     Cost       Balance     Expense    Cost
                                            -----------   ---------- --------    ----------  --------- --------
Assets:
Earning assets:
 Loans (1) (3).............................  $1,131,053   $ 47,499       8.47%   $  987,786    $45,707    9.33%
 Securities:                                          -          -                        -          -
  Taxable..................................     284,058      8,659       6.15       249,189      7,876    6.37
  Tax exempt...............................      33,384      1,241       7.50        33,470      1,300    7.83
  Cash balances in other banks.............         816         21       5.19         2,158         64    5.98
  Funds sold...............................      54,235      1,376       5.12        79,495      2,211    5.61
  Trading account securities...............       7,746        209       5.44         5,348        158    5.96
                                             ----------   --------               ----------    -------
   Total earning assets (2)................   1,511,292     59,005       7.87     1,357,446     57,316    8.51
                                             ----------   --------               ----------    -------
Cash and due from banks....................      62,515                              54,750
Premises and equipment.....................      40,384                              35,048
Other assets...............................      89,873                             101,689
Allowance for loan losses..................     (17,012)                            (15,163)
                                             ----------                          ----------
   Total assets............................  $1,687,052                          $1,533,770
                                             ==========                          ==========
Liabilities:
Interest-bearing liabilities:
 Interest-bearing transaction accounts.....  $  186,946      2,051       2.21    $  162,811      2,176    2.70
 Savings deposits..........................     316,587      5,206       3.32       309,446      5,884    3.83
 Time deposits.............................     568,465     14,823       5.26       529,866     14,839    5.65
 Funds purchased...........................     146,103      3,383       4.67       122,501      3,270    5.38
 Other short-term borrowings...............      28,441        754       5.35        36,592      1,166    6.43
 Long-term debt............................      36,123        924       5.16        18,454        526    5.75
                                             ----------    -------               ----------    -------
  Total interest-bearing liabilities.......   1,282,665     27,141       4.27     1,179,670     27,861    4.76
                                             ----------    -------               ----------    -------
Demand deposits............................     215,071                             184,000
Accrued interest and other liabilities.....      54,495                              49,078
Stockholders' equity.......................     134,821                             121,022
                                             ----------                          ----------
  Total liabilities and stockholders'
   equity..................................  $1,687,052                          $1,533,770
                                             ==========                          ==========

Net interest spread........................                              3.60%                            3.75%
                                                                         ====                             ====
Net interest income/margin on a taxable
 equivalent basis..........................                 31,864       4.25%                  29,455    4.38%
                                                                         ====                             ====
Tax equivalent adjustment (2)..............                    526                                 502
                                                        ----------                             -------
Net interest income/margin.................             $   31,338       4.18%                 $28,953    4.30%
                                                        ==========       ====                  =======    ====

________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,567,000 and $1,429,000 are included in interest and fees on loans for the six months ended June 30, 1999 and 1998, respectively.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                Three months ended June 30,
                                            -------------------------------------------------------------------
                                                            1999                               1998
                                            ----------------------------------    ------------------------------
                                              Average      Income/      Yield/      Average    Income/   Yield/
                                              Balance      Expense       Cost       Balance    Expense    Cost
                                            -----------  ---------      ------     ---------  ---------  -------
Assets:
Earning assets:
 Loans (1) (3).............................  $1,156,799    $24,290       8.42%   $  998,827    $23,308    9.36%
 Securities:
  Taxable..................................     280,507      4,254       6.08       262,449      4,149    6.34
  Tax exempt...............................      33,237        613       7.40        33,028        639    7.76
 Cash balances in other banks..............       1,441         17       4.73         2,320         35    6.05
 Funds sold................................      47,617        632       5.32        58,596        985    6.74
 Trading account securities................       8,977        124       5.54         7,223        106    5.89
                                             ----------    -------               ----------    -------
   Total earning assets (2)................   1,528,578     29,930       7.85     1,362,443     29,222    8.60
                                             ----------    -------               ----------    -------
Cash and due from banks....................      62,868                              62,968
Premises and equipment.....................      41,539                              36,815
Other assets...............................      73,742                              91,106
Allowance for loan losses..................     (17,298)                            (15,369)
                                             ----------                          ----------
   Total assets............................  $1,689,429                          $1,537,963
                                             ==========                          ==========
Liabilities:
Interest-bearing liabilities:
 Interest-bearing transaction accounts.....  $  192,190      1,072       2.24       167,317      1,121    2.69
 Savings deposits..........................     321,124      2,668       3.33       306,581      2,973    3.89
 Time deposits.............................     585,758      7,553       5.17       547,236      7,664    5.62
 Funds purchased...........................     135,465      1,587       4.70       107,088      1,582    5.93
 Other short-term borrowings...............      23,776        316       5.33        31,364        512    6.55
 Long-term debt............................      39,885        510       5.13        20,256        291    5.76
                                             ----------    -------               ----------    -------
   Total interest-bearing liabilities......   1,298,198     13,706       4.23     1,179,842     14,143    4.81
                                             ----------    -------               ----------    -------
Demand deposits............................     216,163                             189,753
Accrued interest and other liabilities.....      39,215                              45,317
Stockholders' equity.......................     135,853                             123,051
                                             ----------                          ----------
Total liabilities and stockholders'
 equity....................................  $1,689,429                          $1,537,963
                                             ==========                          ==========

Net interest spread........................                              3.62%                            3.79%
                                                                         ====                             ====
Net interest income/margin on a taxable
 equivalent basis..........................                 16,224       4.26%                  15,079    4.44%
                                                                         ====                             ====
Tax equivalent adjustment (2)..............                    262                                 248
                                                           -------                             -------
Net interest income/margin.................                $15,962       4.19%                 $14,831    4.37%
                                                           =======       ====                  =======    ====

________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3) Fees in the amount of $785,000 and $779,000 are included in interest and fees on loans for the three months ended June 30, 1999 and 1998, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 1999 second quarter and six months compared to the 1998 second quarter and six months, respectively. For the purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)


The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 1999 second quarter and six months compared to the 1998 second quarter and six months, respectively. For the purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)


                                          Six Months Ended June 30,
                                         ---------------------------
                                           1999 Compared to 1998
                                              Variance Due to
                                         ---------------------------
                                         Volume   Yield/Rate   Total
                                         ---------------------------
Earning assets:
Loans..................................  $6,298    $(4,506)   $1,792
Securities:
 Taxable...............................   1,075       (292)      783
 Tax exempt............................      (3)       (56)      (59)
Cash balances in other banks...........     (35)        (8)      (43)
Funds sold.............................    (654)      (181)     (835)
Trading account securities.............      66        (15)       51
                                         ------    -------    ------
  Total interest income................   6,747     (5,058)    1,689

Interest-bearing liabilities:
Interest-bearing transaction accounts..     299       (424)     (125)
Savings and money market deposits......     135       (813)     (678)
Time deposits..........................   1,051     (1,067)      (16)
Funds purchased........................     585       (472)      113
Other short-term borrowings............    (235)      (177)     (412)
Long-term debt.........................     458        (60)      398
                                         ------    -------    ------

  Total interest expense...............   2,293     (3,013)     (720)
                                         ------    -------    ------
  Net interest income on a taxable
   equivalent basis....................  $4,454    $(2,045)    2,409
                                         ======    =======
Taxable equivalent adjustment..........                          (24)
                                                              ======
Net interest income....................                       $2,385
                                                              ======

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)


                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                     1999 Compared to 1998
                                                         Variance Due to
                                                  ---------------------------
                                                  Volume   Yield/Rate   Total
                                                  ---------------------------
Earning assets:
Loans........................................... $3,468    $(2,486)  $  982
Securities:
 Taxable........................................    279       (174)     105
 Tax exempt.....................................      4        (30)     (26)
Cash balances in other banks....................    (11)        (7)     (18)
Funds sold......................................   (166)      (187)    (353)
Trading account securities......................     25         (7)      18
                                                 ------    -------   ------
  Total interest income.........................  3,599     (2,891)     708

Interest-bearing liabilities:
Interest-bearing transaction accounts...........    154       (203)     (49)
Savings and money market deposits...............    137       (442)    (305)
Time deposits...................................    521       (632)    (111)
Funds purchased.................................    372       (367)       5
Other short-term borrowings.....................   (111)       (85)    (196)
Long-term debt..................................    254        (35)     219
                                                 ------    -------   ------
  Total interest expense........................  1,327     (1,763)    (437)
                                                 ------    -------   ------
  Net interest income on a taxable
   equivalent basis............................. $2,272    $(1,127)   1,145
                                                 ======    =======
Taxable equivalent adjustment...................                        (14)
                                                                     ------
Net interest income.............................                     $1,131
                                                                     ======

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's best estimate of the probable loan losses in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $368,000 for the 1999 second quarter, compared with $266,000 in the 1998 second quarter. The provision for loan losses was $930,000 for the 1999 six months, compared to $611,000 in the 1998 six months. The higher provision for loan losses in the 1999 second quarter and 1999 six months is attributable to the growth in loans. In addition, Alabama National's loan loss experience reflected net loan losses of $135,000 in the first six months of 1999, compared with net loan recoveries of $321,000 in the first six months of 1998. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.45% at June 30, 1999, compared to 1.52% at December 31, 1998.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                    -------------

Total noninterest income for the 1999 second quarter was $7.5 million, compared to $7.3 million for the 1998 second quarter. For the 1999 six months, noninterest income increased to $15.5 million compared to $14.5 million for the 1998 six months. Noninterest income includes service charges on deposits, investment services revenues, trust department revenues, and fees relating to the sale and origination of mortgage loans. Service charges on deposits for the both the 1999 quarter and 1998 quarter was $1.8 million. For the 1999 six months, service charge income increased to $3.6 million from the 1998 six months $3.5 million. Reflecting a slight decline in customer demand for debt securities, revenue in the investment services division totaled $2.7 million in the 1999 second quarter, unchanged from the 1998 second quarter, and totaled $5.7 million in the 1999 six months compared to $5.8 million in the 1998 six months. Trust fees declined by $92,000 in the 1999 second quarter compared to the 1998 second quarter and were approximately flat for the 1999 six months when compared with the 1998 six months. Attributable to expansion of geographic coverage, fees relating to the sale and origination of mortgage loans totaled $1.1 million in the 1999 second quarter compared with $1.0 million in the 1998 second quarter and $2.4 million in the 1999 six months compared with $1.9 million during the 1998 six months. Additional investment in bank owned life insurance policies during the 1999 second quarter and 1999 six months resulted in a $96,000 and $127,000 increase, respectively, in such income during the 1999 periods, when compared with the same periods in 1998.

Noninterest expense was $15.2 million for the 1999 second quarter compared to $14.8 million for the 1998 second quarter. For the 1999 six months, noninterest expense was $30.6 million compared to $29.2 million for the 1998 six months. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $9.1 million for the 1999 second quarter compared to $8.6 million for the 1998 second quarter. For the 1999 six months, salaries and employee benefits were $18.5 million compared to $17.2 million in the 1998 six months. The increase in salaries and employee benefits is primarily attributable to additional sales volume in the mortgage lending division and staffing increases in the investment services division and other areas of Alabama National. Occupancy and equipment expense totaled $1.7 million in the 1999 second quarter and $1.6 million in the 1998 second quarter. Occupancy and equipment expense totaled $3.4 million in the 1999 six months and $3.2 million in the 1998 six months. Other noninterest expense decreased to $4.4 million in the 1999 second quarter, compared with $4.6 million in the 1998 second quarter. Other noninterest expense was $8.7 million in the 1999 six months and $8.8 million in the 1998 six months. Other noninterest expense includes after-tax merger-related charges of $92,000 during the 1999 six months, compared with $271,000 for the 1998 six months.

Because of an increase in pre-tax income, income tax expense was $2.5 million for the 1999 second quarter compared to $2.2 million for the 1998 second quarter. For the 1999 six months income tax expense was $4.8 million, compared to $4.3 million for the 1998 six months. The effective tax rates for the 1999 second quarter and the 1999 six months were 31.9% and 31.8%, respectively.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on June 30, 1999. Loans, net of unearned income, were $1.20 billion or 67.3% of total assets at June 30, 1999, compared to $1.09 billion or 65.0% at December 31, 1998. Average loans grew $143.3 million, or 14.5%, during the 1999 six months. The following table details the composition of the loan portfolio by category at the dates indicated:

                         COMPOSITION OF LOAN PORTFOLIO
                  (Amounts in thousands, except percentages)


                                     June 30, 1999         December 31, 1998
                                ----------------------    --------------------
                                               Percent                 Percent
                                  Amount      of Total      Amount     of Total
                                ----------    --------    ----------   --------
Commercial, financial and
 agricultural.................. $  261,448       21.84%   $  257,409     23.65%
Real estate:
 Construction..................    116,668        9.75        74,024      6.80
 Mortgage - residential........    314,433       26.27       291,644     26.81
 Mortgage - commercial.........    329,176       27.50       291,437     26.78
 Mortgage - other..............      2,733         .23         2,215       .20
Consumer.......................     77,439        6.47        77,187      7.09
Other..........................     95,074        7.94        94,509      8.68
                                ----------      ------    ----------    ------
  Total gross loans............  1,196,971      100.00%    1,088,425    100.01%
                                                ======                  ======
Unearned income                       (898)                   (1,398)
                                ----------                ----------
  Total loans, net of
   unearned income.............  1,196,073                 1,087,027
Allowance for loan losses......    (17,335)                  (16,540)
                                ----------                ----------
  Total net loans.............. $1,178,738                $1,070,487
                                ==========                ==========

Investment securities decreased $9.35 million in the 1999 six months, substantially all of which is attributable to paydowns of mortgage backed securities.

Securities available for sale increased $7.89 million in the 1999 six months. Purchases of available for sale securities totaled $73.97 million and maturities, calls, and sales of available for sale securities totaled $60.21 million. Write down to estimated market value of available for sale securities totaled $3.6 million, net of income taxes, during the 1999 six months.

Trading account securities, $6.33 million at June 30, 1999, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $40.6 million at June 30, 1999 and $57.1 at December 31, 1998.

Deposits and Other Funding Sources
----------------------------------

Deposits increased $138.9 million from year-end 1998, to $1.4 billion at June 30, 1999. Most of the growth in deposits are related to consumer certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase totaled $116.9 million at June 30, 1999, a decrease of $45.7 million from December 31, 1998, reflecting the increase in deposits.

Alabama National's short-term debt at June 30, 1999 and December 31, 1998 is summarized as follows:

                             SHORT-TERM BORROWINGS
                            (Amounts in thousands)

                                                                     June 30,  December 31,
                                                                       1999        1998
                                                                     --------  ------------

Note payable to independent bank under secured master
note agreement; rate varies with LIBOR and was 5.7913%
and 6.3191% at June 30, 1999 and December 31,1998, respectively;
collateralized by the Company's stock in subsidiary banks.            $12,339      $11,500

FHLB debt due May 24, 1999; rate varies with LIBOR and
was 5.54% at December 31, 1998;
collateralized by FHLB stock and
certain first mortgage loans.                                                        9,200

FHLB debt due January 31, 1999; collateralized by
FHLB stock and certain first mortgage loans.                                         1,000

FHLB open ended notes payable, rate was 5.30% at June 30, 1999 as determined daily by the FHLB; collateralized by FHLB stock
and certain first mortgage loans.                                       2,000
                                                                      ---------------------
Total short-term borrowings                                           $14,339       $21,700
                                                                      ---------------------

Alabama National's long-term debt at June 30, 1999 and December 31, 1998 is summarized as follows:

                             LONG-TERM BORROWINGS
                            (Amounts in thousands)

                                                                           June 30,    December 31,
                                                                             1999         1998
                                                                           --------    ------------

FHLB debt due July 11, 2002; interest at fixed rate of
5.78%; convertible at the option of the FHLB on July 12, 1999 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                           $ 5,000       $ 5,000

FHLB debt due October 21, 2003; interest at fixed rate of
4.30%; convertible at the option of the FHLB on October 21, 2000 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                            10,000        10,000

FHLB debt due April 23, 2004; interest floats with LIBOR plus 28 basis points and was 5.01125% at June 30, 1999, converting to 5.02%
from April 23, 2001 to April 23, 2004; convertible at the option of the
FHLB on April 23, 2001 to a three month LIBOR advance;
collateralized by FHLB stock and certain first mortgage loans.               13,700

FHLB debt due March 26, 2008; interest at fixed rate of
5.51%; convertible at the option of the FHLB on March 26, 2003 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                             5,000         5,000

FHLB debt due July 25, 2001; interest at fixed rate of 6.40%;
collateralized by FHLB stock and certain pledged available
for sale securities                                                           2,000         2,000

FHLB debt due June 18, 2003; interest at fixed rate of
5.40%; convertible at the option of the FHLB on June 18, 2000 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                             5,000         5,000

FHLB debt due November 5, 2003; interest at fixed rate of
4.74%; convertible at the option of the FHLB on November 5, 2001 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                             5,000         5,000

Various notes payable                                                            82

Capital leases payable                                                          297           328
                                                                            ---------------------
Total long-term borrowings                                                  $46,079       $32,328
                                                                            ---------------------

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

At June 30, 1999, nonperforming assets totaled $4.9 million, a decrease of $1.2 million from December 31, 1998. Nonperforming assets as a percentage of loans plus other real estate were 0.41% at June 30, 1999 compared to 0.56% at December 31, 1998.


                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)


                                                      June 30,   December 31,
                                                        1999         1998
                                                      --------   ------------

Nonaccrual loans.....................................  $ 3,470      $ 4,357
Restructured loans...................................      456          499
Loans past due 90 days or more and still accruing....        -            -
                                                       -------      -------

  Total nonperforming loans..........................    3,926        4,856

Other real estate owned..............................      973         1,234
                                                       -------      -------

  Total nonperforming assets.........................  $ 4,899      $ 6,090
                                                       =======      =======

Allowance for loan losses to period-end loans........     1.45%        1.52%

Allowance for loan losses to period-end
 nonperforming loans.................................   441.54       340.61

Allowance for loan losses to period-end
 nonperforming assets................................   353.85       271.59

Net charge-offs (recoveries) to average loans........     0.01         0.01

Nonperforming assets to period-end loans
 and other real estate owned.........................     0.41         0.56

Nonperforming loans to period-end loans..............     0.33         0.45

Net loan losses for the 1999 six months totaled $135,000, or .01% of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.45% at June 30, 1999, compared to 1.52% at December 31, 1998. The following table analyzes activity in the allowance for loan losses for the 1999 six months.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                    For the Six Months Ended June 30, 1999
                  (Amounts in thousands, except percentages)


Allowance for loan losses at
 beginning of period...............................   $16,540

Charge-offs:
 Commercial, financial and agricultural............       115
 Real estate - mortgage............................        85
 Consumer..........................................       330
                                                      -------
  Total charge-offs................................       530
                                                      -------
Recoveries:
 Commercial, financial and agricultural............        87
 Real estate - mortgage............................       148
 Consumer..........................................       160
                                                      -------
  Total recoveries.................................       395
                                                      -------
  Net charge-offs..................................       135

Provision for loan losses..........................       930
                                                      -------
Allowance for loan losses at period-end............   $17,335
                                                      =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 1999 to be adequate to cover probable loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National's interest rate sensitivity at June 30, 1999, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)


                                                                        June 30, 1999
                                      ------------------------------------------------------------------------------
                                                     After One    After Three
                                                      Through      Through
                                       Within One      Three        Twelve      Within One   Greater Than
                                          Month        Months       Months         Year        One Year        Total
                                       ----------   ----------    ----------    ----------   ------------    ---------
Assets:
Earning assets:
 Loans (1)........................       $483,569      $102,512    $ 205,738    $  791,819       $414,892    $1,206,711
 Securities (2)...................         24,735        26,789       79,612       131,136        191,575       322,711
 Interest-bearing deposits in
   other banks....................          1,496             -            -         1,496              -         1,496
 Funds sold.......................         40,648             -            -        40,648              -        40,648
                                         --------      --------    ---------    ----------       --------    ----------
     Total interest-earning assets       $550,448      $129,301    $ 285,350    $  965,099       $606,467    $1,571,566

Liabilities:
Interest-bearing liabilities:
  Interest-bearing deposits:
    Demand deposits...............       $      -      $      -    $ 235,770    $  235,770       $      -    $  235,770
    Savings deposits..............        323,776             -            -       323,776              -       323,776
    Time deposits(3)..............        105,066       111,811      310,730       527,607         97,135       624,742
  Funds purchased.................        116,930             -            -       116,930              -       116,930
  Short-term borrowings(4)........         14,339             -            -        14,339              -        14,339
  Long-term debt..................              2             4           18            24         46,055        46,079
                                         --------      --------    ---------    ----------       --------    ----------
    Total interest-bearing
      liabilities.................       $560,113      $      -    $ 546,518    $1,218,446       $143,190    $1,361,636
                                         --------      --------    ---------    ----------       --------    ----------

Period gap........................       $ (9,665)     $ 17,486    $(261,168)   $ (253,347)      $463,277
                                         ========      ========    =========    ==========       ========

Cumulative gap....................       $ (9,665)     $  7,821    $(253,347)   $ (253,347)      $209,930    $  209,930
                                         ========      ========    =========    ==========       ========    ==========
Ratio of cumulative gap to total
  earning assets..................          (0.61)%        0.50%      (16.12)%      (16.12)%        13.36%

----------------------
(1) Includes nonaccrual loans of $3,470,000.
(2) Includes investment equity securities of $6,378,000.
(3) Includes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4) Includes treasury, tax and loan account of $6,012,000.

Alabama National generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive throughout most of the one year time frame. However, Alabama National's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At June 30, 1999, mortgage backed securities totaling $193.73 million, or 10.9% of total assets and essentially every loan, net of unearned income, (totaling $1.20 billion, or 67.3% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.41 billion, or 79.6%, of total assets at June 30, 1999. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during the 1999 six months. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for the 1999 six months and the future impact of market risk on Alabama National's net interest margin may differ from that found in the table.


                                  MARKET RISK
                            (Amounts in thousands)

                                         Six months ended June 30, 1999                      Six months ended June 30, 1998
      Change in                     -----------------------------------------           --------------------------------------------
 Prevailing Interest                Net Interest                Change from               Net Interest                 Change from
        Rates                       Income Amount              Income Amount             Income Amount                Income Amount
---------------------               -------------              -------------            ---------------              ---------------
 +200 basis points                     $33,049                      5.46%                    $31,119                       7.48%

 +100 basis points                      32,194                      2.73                      30,038                       3.75

 0 basis points                         31,338                         -                      28,953                          -

 -100 basis points                      30,029                     (4.18)                     27,961                      (3.43)

 -200 basis points                      28,720                     (8.35)                     26,970                      (6.85)



Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 84.6% at June 30, 1999, compared to 85.2% at year end 1998. Alabama National's liquid assets as a percentage of total deposits were 8.8% at June 30, 1999, compared to 10.0% at year-end 1998. At June 30, 1999, Alabama National had unused federal funds lines of approximately $156.1 million, unused lines at the Federal Home Loan Bank of $111.5 million and an unused credit line at an independent bank of $7.7 million. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $3.5 million from December 31, 1998 to $134.5 million at June 30, 1999. This increase was attributable to:

         Net income................................... $10,399,000
         Exercise of options..........................     704,000
         Issue common stock...........................     (62,000)
         Dividends....................................  (3,976,000)
         Termination of ESOP plan.....................      75,000
         Decrease in unrealized gain on securities
           available for sale, net of deferred taxes..  (3,624,000)
                                                       -----------
         Net increase................................. $ 3,516,000
                                                       ===========

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at June 30, 1999. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at June 30, 1999:


                                                        Tier 1 Risk             Total Risk              Tier 1
                                                            Based                  Based               Leverage
                                                        -----------             ----------             --------

Alabama National BanCorporation......................       9.63%                  10.88%                7.72%

National Bank of Commerce of Birmingham..............       9.09                   10.34                 7.86
Alabama Exchange Bank................................      12.66                   13.91                 7.94
Bank of Dadeville....................................      12.30                   13.31                 8.49
Citizens & Peoples Bank, N.A. .......................      15.11                   16.28                 9.51
Community Bank of Naples, N.A. ......................      12.31                   13.56                 7.48
First American Bank..................................      10.11                   11.36                 8.69
First Citizens Bank, N.A. ...........................      15.14                   16.39                 8.78
First Gulf Bank......................................       8.62                    9.87                 7.10
Georgia State Bank...................................      10.83                   12.06                 7.81
Public Bank..........................................      14.86                   16.11                 9.49
Required minimums....................................       4.00                    8.00                 4.00


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

Alabama National's core bank operating software has been certified by the vendor to be Year 2000 compliant. To verify this compliance, the Company loaded the software along with general ledger data onto a separate test system. Dates on the test system were advanced into 2000, and results from this test have been validated by Alabama National personnel. Alabama National's testing and validation of results indicate that the core bank operating software is 100% Year 2000 compliant and Alabama National's mission critical systems are also 100% compliant. The Company also has a number of non-mission critical systems, and any Year 2000 compliance testing that Alabama National itself can perform on these systems is complete. There are also systems provided by third party vendors for which Alabama National is reliant upon the vendors to provide testing data to validate. All such outside vendors indicate that they will provide all remaining test data to Alabama National prior to September 30, 1999. At the present time, Alabama National is approximately 99% compliant on its non-mission critical systems and plans to have validated compliance on the remaining systems by September 30, 1999.

In addition to the systems outlined above, Alabama National is tracking the Year 2000 readiness of its utility companies and is finalizing contingency plans for these services to critical operations.

Since it routinely upgrades and purchases technologically advanced software and hardware, Alabama National has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported operating results. Alabama National estimates that its remaining capital expenditures to prepare for Year 2000 and correct for any Year 2000 issues should not exceed $50,000, and its remaining operating expenditures (including personnel expenses for Company employees) should not exceed $50,000. Alabama National also hired an independent outside consulting firm to review its preparation for Year 2000. This review confirmed Alabama National's Year 2000 compliance status.

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

Alabama National's contingency plans are being tested and may be modified as testing progresses. The Securities and Exchange Commission has asked reporting companies to address a reasonable "worst case" scenario with respect to the Year 2000 issue. Management's estimate of the "worst case" scenario is a loss of electrical power and telecommunications service. Alabama National is prepared to have a backup electrical power generator to run its mainframe computer system in case of difficulties with its electricity vendor, but is unable to ascertain how such a loss of electrical power would impact its operations and those of its customers if such power loss was sustained for a material length of time.

                           Part II Other Information

Item 4 -- Submission of Matters to a Vote of Security-Holders

Alabama National held its Annual Meeting of Stockholders on April 22, 1999. At the meeting, the stockholders of the Company were asked to vote on two matters. The first was the election of 14 directors to serve until the next annual meeting of stockholders and their successors are elected and qualified. The second matter requiring shareholder approval was a proposal to adopt the Alabama National BanCorporation 1999 Long Term Incentive Plan. The results of the shareholder voting on these matters are summarized as follows:

                                                         FOR             AGAINST            ABSTAIN
                                                      ----------        --------            -------
Election of directors:

 W. Ray Barnes......................................   8,725,070           26,856              -

 Dan M. David.......................................   8,725,661           26,265              -

 T. Morris Hackney..................................   8,420,247          331,679              -

 John H. Holcomb, III...............................   8,724,989           26,937              -

 John D. Johns......................................   8,726,054           25,872              -

 John J. McMahon, Jr. ..............................   8,726,054           25,872              -

 C. Phillip McWane..................................   8,726,054           25,872              -

 William D. Montgomery..............................   8,726,054           25,872              -

 Drayton Nabers, Jr. ...............................   8,726,024           25,902              -

 Victor E. Nichol, Jr. .............................   8,726,054           25,872              -

 C. Lloyd Nix.......................................   8,723,243           28,683              -

 G. Ruffner Page, Jr. ..............................   8,723,391           28,535              -

 William E. Sexton..................................   8,723,243           28,683              -

 W. Stancil Starnes.................................   8,726,024           25,902              -

Approval of Alabama National BanCorporation 1999
Long Term Incentive Plan............................   8,107,697          472,034        172,195

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:  Exhibit 3.1 - Certificate of Incorporation (filed as an Exhibit to Alabama National's Registration Statement on Form S-1 (Commission File no. 33-83800) and incorporated herein by reference).

               Exhibit 3.1A - Certificate of Amendment of Certificate of
                    Incorporation (filed as an Exhibit to Alabama National's Annual Report of Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

               Exhibit 3.1B - Certificate of Merger (filed as an Exhibit to
                    Alabama National's Annual Report of Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

               Exhibit 3.1C - Certificate of Amendment of Certificate of
                    Incorporation dated April 23, 1998 (filed as an Exhibit to Alabama National's Report of Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

               Exhibit 3.2 - Bylaws (filed as an Exhibit to Alabama National's
                    Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

               Exhibit 10.1 - Promissory note dated April 15, 1999 executed by
                    William G. Sanders, Jr. in favor of Alabama National BanCorporation.

               Exhibit 10.2 - Third Amendment to Credit Agreement between
                    Alabama National and AmSouth Bank dated June 23, 1999.

               Exhibit 11 - Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedules (for SEC use only)


(b) Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALABAMA NATIONAL BANCORPORATION


Date: August 11, 1999           /s/ John H. Holcomb, III
      ---------------           ----------------------------------------
                                John H. Holcomb, III, its Chairman and
                                Chief Executive Officer



Date: August 11, 1999          /s/ William E. Matthews, V.
      ---------------          ------------------------------------------
                               William E. Matthews, V., its Executive
                               Vice President and Chief Financial Officer