Form 10-Q
period 1999-09-30
ALABAMA NATIONAL BANCORPORATION
filed 1999-11-10
CIK 926966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 Yes X  No
                                    ---    ---

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 10, 1999
         -----                                  --------------------------------
Common Stock, $1.00 Par Value                                11,063,780

                                      INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------                                               ----

Item 1.    Financial Statements (Unaudited)

           Consolidated statements of condition
           September 30, 1999 and December 31, 1998 ...........................3

           Consolidated statements of income
           Three months ended September 30, 1999 and 1998;
           nine months ended September 30, 1999 and 1998 ......................4

           Consolidated statements of other comprehensive income
           Three months ended September 30, 1999 and 1998;
           nine months ended September 30, 1999 and 1998 ......................8

           Consolidated statements of cash flows
           nine months ended September 30, 1999 and 1998 .....................10

           Notes to the unaudited consolidated financial statements
           September 30, 1999 ................................................11



Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ........29

PART II. OTHER INFORMATION
--------------------------

Item 6.    Exhibits and Reports on Form 8-K ..................................29

SIGNATURES ...................................................................30

FORWARD-LOOKING INFORMATION
---------------------------

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation ("Alabama National"), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National's best judgement based upon current information and involve a number of risks and uncertainties. Various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National's Securities and Exchange Commission filings and other public announcements. With respect to the adequacy of the allowance for loan losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets.

Part I - Financial Information
------------------------------

                    Item 1 - Financial Statements (Unaudited)
                Alabama National BanCorporation and Subsidiaries
                      Consolidated Statements of Condition
                      ------------------------------------
                      (In thousands, except share amounts)


                                                                                   September 30, 1999    December 31, 1998
                                                                                   ------------------    -----------------
                                                                                      (Unaudited)
 Assets
     Cash and due from banks ...................................................      $    68,014            $    70,813
     Interest-bearing deposits in other banks ..................................           12,996                    225
     Investment securities (estimated market values of $21,743 and $35,214) ....           21,520                 34,655
     Securities available for sale .............................................          326,661                289,558
     Trading securities ........................................................            3,573                  5,534
     Federal funds sold and securities purchased under resell agreements .......           61,535                 57,076
     Loans held for sale .......................................................            8,162                 19,047
     Loans .....................................................................        1,253,886              1,088,425
     Unearned income ...........................................................           (1,080)                (1,398)
                                                                                      -----------            -----------
     Loans, net of unearned income .............................................        1,252,806              1,087,027
     Allowance for loan losses .................................................          (17,553)               (16,540)
                                                                                      -----------            -----------
     Net loans .................................................................        1,235,253              1,070,487
     Property, equipment and leasehold improvements, net .......................           43,565                 38,875
     Intangible assets .........................................................           10,898                  8,226
     Cash surrender value of life insurance ....................................           31,254                 29,669
     Receivable from investment division customers .............................           12,114                 22,776
     Other assets ..............................................................           27,823                 25,108
                                                                                      -----------            -----------
     Totals ....................................................................      $ 1,863,368            $ 1,672,049
                                                                                      ===========            ===========
 Liabilities and Stockholders' Equity
     Deposits:
       Noninterest bearing......................................................      $   221,065            $   232,450
       Interest bearing.........................................................        1,187,900              1,042,725
                                                                                      -----------            -----------
     Total deposits ............................................................        1,408,965              1,275,175
     Federal funds purchased and securities sold under repurchase agreements ...          146,540                162,633
     Treasury, tax and loan account ............................................            4,833                  1,506
     Short-term borrowings .....................................................           48,389                 21,700
     Accrued expenses and other liabilities ....................................           45,975                 47,714
     Long-term debt ............................................................           71,025                 32,328
                                                                                      -----------            -----------
     Total liabilities .........................................................        1,725,727              1,541,056

     Common stock, $1 par, authorized 17,500,000 shares; issued 11,184,909 and
       10,971,686 shares at September 30, 1999 and
       December 31, 1998, respectively .........................................           11,185                 10,972
     Additional paid-in capital ................................................           81,908                 78,570
     Retained earnings .........................................................           50,736                 40,584
     Treasury stock at cost, 121,129 shares at September 30, 1999 ..............           (3,226)                     -
     Unearned ESOP shares ......................................................                -                    (75)
     Accumulated other comprehensive income (loss), net of tax .................           (2,962)                   942
                                                                                      -----------            -----------
     Total stockholders' equity ................................................          137,641                130,993
                                                                                      -----------            -----------
     Totals ....................................................................      $ 1,863,368            $ 1,672,049
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

                                                                                              For the three months
                                                                                               ended September 30,
                                                                                               -------------------
                                                                                           1999                   1998
                                                                                           ----                   ----
 Interest income:
     Interest and fees on loans.................................................      $    26,482             $   22,841
     Interest on securities.....................................................            5,238                  4,977
     Interest on deposits in other banks........................................               65                     36
     Interest on trading securities.............................................               83                     33
     Interest on Federal funds sold and securities purchased
       under resell agreements..................................................              491                  1,130
                                                                                      -----------             ----------
 Total interest income..........................................................           32,359                 29,017

 Interest expense:
     Interest on deposits.......................................................           12,247                 12,035
     Interest on Federal funds purchased and securities sold
       under repurchase agreements..............................................            1,994                  1,895
     Interest on long and short-term borrowings.................................            1,080                    658
                                                                                      -----------             ----------
 Total interest expense.........................................................           15,321                 14,588
                                                                                      -----------             ----------
 Net interest income............................................................           17,038                 14,429
 Provision for loan losses......................................................              408                    277
                                                                                      -----------             ----------
 Net interest income after provision for loan losses............................           16,630                 14,152

 Noninterest income:
     Securities gains...........................................................                -                      1
     Gain on disposition of assets..............................................               38                     39
     Service charges on deposit accounts........................................            1,916                  1,888
     Investment services........................................................            2,136                  2,541
     Trust department income....................................................              550                    510
     Origination and sale of mortgage loans.....................................              860                  1,105
     Bank owned life insurance..................................................              386                    281
     Other......................................................................            1,047                    720
                                                                                      -----------             ----------
 Total noninterest income.......................................................            6,933                  7,085

                Alabama National BanCorporation and Subsidiaries
            Consolidated Statements of Income (Unaudited) (Continued)
            ---------------------------------------------------------
                      (In thousands, except per share data)


                                                                                             For the three months
                                                                                              ended September 30,
                                                                                              -------------------
                                                                                         1999                    1998
                                                                                         ----                    ----
 Noninterest expense:
     Salaries and employee benefits.............................................            9,048                  8,606
     Occupancy and equipment expenses...........................................            1,885                  1,784
     Other......................................................................            4,301                  3,544
                                                                                       ----------             ----------
 Total noninterest expense......................................................           15,234                 13,934
                                                                                       ----------             ----------

 Income before provision for income taxes.......................................            8,329                  7,303
 Provision for income taxes.....................................................            2,609                  2,251
                                                                                       ----------             ----------
 Net income.....................................................................       $    5,720             $    5,052
                                                                                       ==========             ==========

 Net income per common share (basic)............................................       $      .51             $      .47
                                                                                       ==========             ==========

 Weighted average common shares outstanding (basic).............................           11,127                 10,861
                                                                                       ==========             ==========

 Net income per common share (diluted)..........................................       $      .51             $      .45
                                                                                       ==========             ==========

 Weighted average common and common equivalent shares outstanding (diluted).....           11,315                 11,161
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

                                                                                              For the nine months
                                                                                              ended September 30,
                                                                                              -------------------
                                                                                            1999              1998
                                                                                            ----              ----
Interest income:
    Interest and fees on loans ..................................................       $   73,877       $   68,488
    Interest on securities ......................................................           14,716           13,711
    Interest on deposits in other banks .........................................               86              100
    Interest on trading securities ..............................................              292              191
    Interest on Federal funds sold and securities purchased
      under resell agreements ...................................................            1,867            3,341
                                                                                        ----------       ----------
Total interest income ...........................................................           90,838           85,831

Interest expense:
    Interest on deposits ........................................................           34,327           34,935
    Interest on Federal funds purchased and securities sold
      under repurchase agreements ...............................................            5,377            5,165
    Interest on long and short-term borrowings ..................................            2,758            2,349
                                                                                        ----------       ----------
Total interest expense ..........................................................           42,462           42,449
                                                                                        ----------       ----------
Net interest income .............................................................           48,376           43,382
Provision for loan losses .......................................................            1,338              888
                                                                                        ----------       ----------
Net interest income after provision for loan losses .............................           47,038           42,494

Noninterest income:
    Securities gains ............................................................              189              174
    Gain on disposition of assets ...............................................              246              328
    Service charges on deposit accounts .........................................            5,538            5,362
    Investment services .........................................................            7,857            8,346
    Trust department income .....................................................            1,620            1,567
    Origination and sale of mortgage loans ......................................            3,229            3,017
    Bank owned life insurance ...................................................            1,111              879
    Other .......................................................................            2,596            1,878
                                                                                        ----------       ----------
Total noninterest income ........................................................           22,386           21,551

                 Alabama National BanCorporation and Subsidiaries
            Consolidated Statements of Income (Unaudited) (Continued)
            ---------------------------------------------------------
                      (In thousands, except per share data)


                                                                                                For the nine months
                                                                                                ended September 30,
                                                                                                -------------------
                                                                                                1999           1998
 Noninterest expense:
     Salaries and employee benefits ...................................................      $  27,538     $   25,825
     Occupancy and equipment expenses .................................................          5,272          5,018
     Other ............................................................................         13,043         12,321
                                                                                             ---------     ----------
 Total noninterest expense ............................................................         45,853         43,164
                                                                                             ---------     ----------

 Income before provision for income taxes .............................................         23,571         20,881
 Provision for income taxes ...........................................................          7,452          6,530
                                                                                             ---------     ----------
 Net income ...........................................................................       $ 16,119        $14,351
                                                                                             =========     ==========

Net income per common share (basic) ...................................................       $   1.45        $  1.34
                                                                                             =========     ==========

Weighted average common shares outstanding (basic) ....................................         11,084         10,722
                                                                                             =========     ==========

Net income per common share (diluted) .................................................        $  1.43        $  1.30
                                                                                             =========     ==========

Weighted average common and common equivalent shares outstanding (diluted) ............         11,273         11,078
                                                                                             =========     ==========

See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
       Consolidated Statements of Other Comprehensive Income (Unaudited)
       -----------------------------------------------------------------
                                (In thousands)

                                                                                                           For the three months
                                                                                                            ended September 30,
                                                                                                            -------------------
                                                                                                         1999               1998
                                                                                                         ----               ----
Net income ..............................................................................            $   5,720          $      5,052
Other comprehensive income (loss):
    Unrealized gains (loss) on securities available for sale ............................                 (755)                1,629
Less:  Reclassification adjustment for net gains included
    in net income .......................................................................                    -                     1
                                                                                                     ---------          ------------
Other comprehensive income (loss), before tax ...........................................                 (755)                1,628
Provision for (benefit of) income taxes related to
    items of other comprehensive income .................................................                 (475)                  592
                                                                                                     ---------          ------------
Other comprehensive income (loss), net of tax ...........................................                 (280)                1,036
                                                                                                     ---------          ------------
Comprehensive income ....................................................................            $   5,440          $      6,088
                                                                                                     =========          ============


See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
       Consolidated Statements of Other Comprehensive Income (Unaudited)
       -----------------------------------------------------------------
                                (In thousands)

                                                                                                         For the nine months
                                                                                                          ended September 30,
                                                                                                          -------------------
                                                                                                      1999                   1998
                                                                                                      ----                   ----
Net income ..............................................................................           $   16,119            $   14,351
Other comprehensive income (loss):
    Unrealized gains (loss) on securities available for sale ............................               (5,959)                2,024
Less:  Reclassification adjustment for net gains included
    in net income .......................................................................                  189                   174
                                                                                                    ----------            ----------
Other comprehensive income (loss), before tax ...........................................               (6,148)                1,850
Provision for (benefit of) income taxes related to
    items of other comprehensive income .................................................               (2,244)                  667
                                                                                                    ----------            ----------
Other comprehensive income (loss), net of tax ...........................................               (3,904)                1,183
                                                                                                    ----------            ----------
Comprehensive income ....................................................................           $   12,215            $   15,534
                                                                                                    ==========            ==========

See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
               ------------------------------------------------
                                (In thousands)

                                                                                                          For the nine months
                                                                                                           ended September 30,
                                                                                                           -------------------
                                                                                                         1999                1998
                                                                                                         ----                ----
Net cash flows provided (used) by operating activities .......................................         $  30,526          $  (1,295)


Cash flows from investing activities:
Proceeds from maturities of investment securities ............................................            13,100             23,817
Purchases of securities available for sale ...................................................          (210,425)          (208,134)
Proceeds from sale of securities available for sale ..........................................               256                241
Proceeds from maturities of securities available for sale ....................................           166,571             94,698
Net (increase) decrease in interest bearing deposits in other banks ..........................           (12,771)             1,869
Net (increase) decrease in Federal funds sold and securities purchased
    under resell agreements ..................................................................            (4,459)             8,338
Net increase in loans ........................................................................          (156,236)           (62,622)
Purchases of property, equipment and leasehold improvements ..................................            (6,900)            (2,804)
Proceeds from sale of property, equipment and leasehold improvements .........................                18                108
Purchase of treasury stock for issuance in purchase business combination .....................            (3,226)                --
Cash paid in purchase business combination, net of cash received .............................              (114)                --
                                                                                                       ---------          ---------
Net cash used in investing activities ........................................................          (214,186)          (144,489)
                                                                                                       ---------          ---------

Cash flows from financing activities:
Net increase in deposits .....................................................................           133,790            129,659
Increase (decrease) in Federal funds purchased and securities sold
    under agreements to repurchase ...........................................................           (16,093)            38,672
Net increase (decrease) in short and long-term borrowings and capital leases .................            68,427             (6,778)
Exercise of stock options ....................................................................               704              2,184
Dividends on common stock ....................................................................            (5,967)            (4,061)
                                                                                                       ---------          ---------
Net cash provided by financing activities ....................................................           180,861            159,676
                                                                                                       ---------          ---------

Increase (decrease) in cash and cash equivalents .............................................            (2,799)            13,892
Cash and cash equivalents, beginning of period ...............................................            70,813             53,216
                                                                                                       ---------          ---------
Cash and cash equivalents, end of period .....................................................         $  68,014          $  67,108
                                                                                                       =========          =========

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans ...........................................         $   1,017          $   1,050
                                                                                                       =========          =========
Assets acquired in purchase business combination .............................................         $   3,704          $    --
                                                                                                       =========          =========
Liabilities assumed in purchase business combination .........................................         $     721          $    --
                                                                                                       =========          =========
Adjustment to market value of securities available for sale, net
    of deferred income taxes .................................................................         $  (3,904)         $   1,183
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Form 10-K for the year ended December 31, 1998.

NOTE B - COMMITMENT AND CONTINGENCIES
-------------------------------------

Alabama National's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Derivative Investments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management of Alabama National does not expect the adoption of Statement 133 to have a material impact on its financial statements since it does not invest in derivative instruments

Mortgage-Backed Securities

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65, ("Statement 134"). Statement 134 amends prior accounting standards with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective for the first quarter of 1999. Since Alabama National does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.

NOTE D - REPURCHASE OF TREASURY STOCK
-------------------------------------

In the third quarter of 1999, the Board of Directors of Alabama National authorized the repurchase of 121,129 shares of common stock. This repurchase, which was completed during the third quarter at a cost of $3,226,000, was specifically related to Alabama National's issuance of an identical number of shares to acquire Rankin Insurance Agency in May

1999 in a purchase business combination. The proforma impact of the purchase business combination on Alabama National's financial statements for periods prior to acquisition is not significant and, thus, not presented herein.

NOTE E  - EARNINGS PER SHARE
----------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the 1999 and 1998 nine months and the 1999 and 1998 quarters.


                                                                            Per Share
                                                  Income      Shares         Amount
                                                  ------      ------         ------
                                               (In thousands, except per share amounts)

THREE MONTHS ENDED SEPTEMBER 30, 1999
Basic EPS net income .........................   $ 5,720       11,127       $   0.51
                                                                           ==========
Effect of dilutive securities options ........        --          188
                                                ---------    ---------
Diluted EPS ..................................   $ 5,720       11,315       $   0.51
                                                =========    =========     ==========

THREE MONTHS ENDED SEPTEMBER 30, 1998
Basic EPS net income .........................   $ 5,052       10,861       $   0.47
                                                                           ==========
Effect of dilutive securities options ........      --            300
                                                ---------    ---------
Diluted EPS ..................................   $ 5,052       11,161       $   0.45
                                                =========    =========     ==========

NINE MONTHS ENDED SEPTEMBER 30, 1999
Basic EPS net income .........................   $16,119       11,084       $   1.45
                                                                           ==========
Effect of dilutive securities options ........      --            189
                                                ---------    ---------
Diluted EPS ..................................   $16,119       11,273       $   1.43
                                                =========    =========     ==========

NINE MONTHS ENDED SEPTEMBER 30, 1998
Basic EPS net income .........................   $14,351       10,722       $   1.34
                                                                           ==========
Effect of dilutive securities options ........      --            356
                                                ---------    ---------
Diluted EPS ..................................   $14,351       11,078       $   1.30
                                                =========    =========     ==========

NOTE F  - SEGMENT REPORTING
---------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National's consolidated totals (in thousands).


                                           Investment                 Mortgage    Retail and
                                            Services       Trust       Lending    Commercial    Corporate     Elimination
                                            Division     Division     Division      Banking      Overhead       Entries       Total
                                            --------     --------     --------      -------     ---------       -------       -----
Nine months ended September 30, 1999:
-------------------------------------
Interest income                             $  1,570                  $    274     $ 89,861      $    (72)    $   (795)     $ 90,838

Interest expenses                                543                       216       41,947           551         (795)       42,462

                                           -----------------------------------------------------------------------------------------

Net interest income                            1,027                        58       47,914          (623)                    48,376

Provision for loan losses                                                             1,338                                    1,338

Noninterest income                             8,029     $  1,620        3,229        9,333           175                     22,386

Noninterest expense                            7,844          856        1,694       33,457      $  2,002                     45,853

                                           -----------------------------------------------------------------------------------------

Net income before tax                       $  1,212     $    764     $  1,593     $ 22,452      $ (2,450)     $   --       $ 23,571

                                           =========================================================================================




Nine months ended September 30, 1998:
-------------------------------------
Interest income                             $  1,125                  $    331     $ 85,285      $    (61)    $   (849)     $ 85,831

Interest expenses                                245                       277       42,088           688         (849)       42,449

                                           -----------------------------------------------------------------------------------------

Net interest income                              880                        54       43,197          (749)                    43,382

Provision for loan losses                                                               888                                      888

Noninterest income                             8,012     $  1,567        3,017        8,807           148                     21,551

Noninterest expense                            7,385          886        1,424       31,847      $  1,622                     43,164

                                           -----------------------------------------------------------------------------------------

Net income before tax                       $  1,507     $    681     $  1,647     $ 19,269      $ (2,223)     $   --       $ 20,881

                                           =========================================================================================


Corporate overhead is comprised primarily of compensation and benefits for executive management, interest expense on a line of credit, and merger-related costs.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Basis of Presentation
---------------------

The following is a discussion and analysis of the consolidated financial condition of Alabama National and results of operations as of the dates and for the periods indicated. On December 31, 1998, Community Bank of Naples, National Association ("Naples"), a bank headquartered in Naples, Florida, was merged with and into a subsidiary of Alabama National, pursuant to which each share of Naples common stock was converted into 0.53271 shares of Alabama National's common stock for a total of 532,608 shares of Alabama National common stock issued to Naples shareholders. On October 2, 1998, Community Financial Corporation ("CFC'), a one bank holding company headquartered in Mableton, Georgia, was merged with and into Alabama National, pursuant to which each share of CFC common stock was converted into 0.351807 shares of Alabama National's common stock for a total of 1,076,032 shares of Alabama National common stock issued to CFC shareholders. The Naples and CFC mergers were accounted for as poolings of interest and accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

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


Performance Overview
--------------------

Alabama National's net income was $5.72 million for the third quarter of 1999 (the "1999 third quarter") compared to $5.05 million for the third quarter of 1998 (the "1998 third quarter"). Net income for the nine month period ended September 30, 1999 (the "1999 nine months") was $16.12 million compared to $14.35 million for the nine months ended September 30, 1998 (the "1998 nine months"). Net income per diluted common share for the 1999 and 1998 third quarters was $.51 and $.45, respectively. For the 1999 nine months, net income per diluted common share was $1.43 compared to $1.30 for the 1998 nine months.
                                                                  ----

The annualized return on average assets for Alabama National was 1.27% for the 1999 third quarter compared to 1.25% for the 1998 third quarter. The annualized return on average assets for Alabama National was 1.25% for the 1999 nine months compared to 1.23% for the 1998 nine months. The annualized return on average stockholders' equity increased for the 1999 third quarter to 16.45%, as compared to 15.81% for the 1998 third quarter. The annualized return on average stockholders' equity increased for the 1999 nine months to 15.86%, as compared to 15.60% for the 1998 nine months. Book value per share at September 30, 1999 was $12.44, an increase of $.50 from year end 1998. Tangible book value per share at September 30, 1999 was $11.46, an increase of $.27 from year end 1998. Alabama National paid cash dividends totaling $0.54 on common shares during the 1999 nine months, compared to $0.45 on common shares during the 1998 nine months.

Net Income
----------

The principal reason for the increases in net income described above was the growth in net interest income, which is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets, for the 1999 third quarter and the 1999 nine months, compared to the same periods in 1998. Net interest income increased by $2.6 million, or 18.1%, to $17.0 million during the 1999 third quarter from $14.4 million during the 1998 third quarter. Net interest income increased to $48.4 million during the 1999 nine months from $43.4 million during the 1998 nine months, an increase of $5.0 million, or 11.5%. The increase in the net interest income for the 1999 nine months in comparison with the 1998 nine months occurred despite the recovery of interest associated with the collection of previously charged-off loans totaling $567,000 included in the 1998 nine months.

Average earning assets for the 1999 third quarter and nine months increased by approximately $204.3 million and $170.9 million, respectively, and was substantially matched by growth in average interest-bearing liabilities of $167.9 million and $124.9 million during the 1999 third quarter and nine months, respectively. The average taxable equivalent rate earned on assets was 8.02% and 7.93% for the 1999 third quarter and nine months compared to 8.26% and 8.43% for the 1998 third quarter and nine months, respectively. The average rate paid on interest-bearing liabilities was 4.38% and 4.31% for the 1999 third quarter and nine months, respectively, compared to 4.74% and 4.76% for the 1998 third quarter and nine months, respectively. The net interest margin for the 1999 third quarter and nine months was 4.19% and 4.18%, respectively, compared to 4.06% and 4.22% for the 1998 third quarter and nine months, respectively. The net interest margin for the 1999 third quarter improved over that of the 1998 third quarter as the decline in the cost of interest-bearing liabilities in 1999 exceeded the 1999 third quarter decline in yields on earning assets.

The following tables depict, on a taxable equivalent basis for the 1999 and 1998 third quarter and nine months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.


                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                 (Amounts in thousands, except yields and rates)

                                                                      Three months ended September 30,
                                                 --------------------------------------------------------------------------
                                                                    1999                                 1998
                                                 --------------------------------------------------------------------------
                                                     Average       Income/      Yield/    Average       Income/      Yield/
                                                     Balance       Expense       Cost     Balance       Expense       Cost
                                                 -----------       -------      ------    -------       -------       ------
Assets:
Earning assets:
  Loans (1) (3) ..............................     $ 1,226,461    $  26,530      8.58%  $ 1,004,886    $  22,883      9.03%
  Securities:
   Taxable ...................................         302,275        4,832      6.34       290,207        4,581      6.26
   Tax exempt ................................          33,624          615      7.26        31,819          689      8.59
  Cash balances in other banks ...............           4,246           65      6.07         2,108           36      6.78
  Funds sold .................................          40,727          491      4.78        77,655        1,130      5.77
  Trading account securities .................           6,016           83      5.47         2,372           33      5.52
                                                 -------------      -------               ---------       ------
      Total earning assets (2) ...............       1,613,349       32,616      8.02     1,409,047       29,352      8.26
                                                 -------------      -------               ---------       ------
Cash and due from banks ......................          67,595                               55,010
Premises and equipment .......................          45,616                               35,290
Other assets .................................          73,084                              119,839
Allowance for loan losses ....................         (17,419)                             (15,910)
                                                 --------------                         ------------
       Total assets ..........................     $ 1,782,225                          $ 1,603,276
                                                 ==============                         ============

Liabilities:
Interest-bearing liabilities:
  Interest-bearing transaction accounts ......     $   201,940        1,293      2.54       163,220        1,079      2.62
  Savings deposits ...........................         322,225        2,788      3.43       321,676        3,078      3.80
  Time deposits ..............................         639,341        8,166      5.07       551,645        7,879      5.67
  Funds purchased ............................         143,385        1,994      5.52       139,821        1,895      5.38
  Other short-term borrowings ................          12,880          181      5.58         9,631          117      4.82
  Long-term debt .............................          68,506          899      5.21        34,429          540      6.22
                                                 -------------       ------             -----------       ------
       Total interest-bearing liabilities ....       1,388,277       15,321      4.38     1,220,422       14,588      4.74
                                                 -------------       ------             -----------       ------
Demand deposits ..............................         219,187                              195,907
Accrued interest and other liabilities .......          36,803                               60,133
Stockholders' equity .........................         137,958                              126,814
                                                   -----------                          -----------
    Total liabilities and stockholders' equity     $ 1,782,225                          $ 1,603,276
                                                   ===========                          ===========

Net interest spread ..........................                                   3.64%                                3.52%
                                                                                 ====                                 ====
Net interest income/margin on
  a taxable equivalent basis .................                       17,295      4.25%                    14,764      4.16%
                                                                                 ====                                 ====
Tax equivalent adjustment (2) ................                          257                                  335
                                                                  ---------                            ---------
Net interest income/margin ...................                    $  17,038      4.19%                 $  14,429      4.06%
                                                                  =========      ====                  =========      ====


----------------

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $710,000 and $888,000 are included in interest and fees on loans for the three months ended September 30, 1999 and 1998, respectively.

                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                 (Amounts in thousands, except yields and rates)


                                                                      Nine months ended September 30,
                                                    ------------------------------------------------------------------------
                                                                   1999                                  1998
                                                    ----------------------------------    ----------------------------------
                                                     Average       Income/      Yield/    Average        Income/      Yield/
                                                     Balance       Expense       Cost     Balance        Expense       Cost
                                                    --------       -------      -----     --------       -------      ------
Assets:
Earning assets:
  Loans (1) (3) ..............................     $ 1,163,205    $  74,029      8.51%  $   993,545     $  68,590      9.23%
  Securities:
   Taxable ...................................         290,197       13,491      6.22       262,938        12,457      6.33
   Tax exempt ................................          33,465        1,856      7.42        32,962         1,989      8.07
  Cash balances in other banks ...............           1,972           86      5.83         2,164           100      6.18
  Funds sold .................................          49,683        1,867      5.02        78,871         3,341      5.66
  Trading account securities .................           7,163          292      5.45         4,345           191      5.88
                                                   -----------    ---------               ---------       -------
      Total earning assets (2) ...............       1,545,685       91,621      7.93     1,374,825        86,668      8.43
                                                   ------------   ---------               ---------       -------
Cash and due from banks ......................          64,227                               54,852
Premises and equipment .......................          42,147                               35,129
Other assets .................................          84,215                              107,804
Allowance for loan losses ....................         (17,149)                             (15,415)
                                                   ------------                         ------------

       Total assets ..........................     $ 1,719,125                          $ 1,557,195
                                                   ============                         ============

Liabilities:
Interest-bearing liabilities:
  Interest-bearing transaction accounts ......     $   191,999        3,344      2.33   $   162,957         3,255      2.67
  Savings deposits ...........................         318,487        7,994      3.36       313,561         8,962      3.82
  Time deposits ..............................         592,350       22,989      5.19       537,204        22,718      5.65
  Funds purchased ............................         145,187        5,377      4.95       129,169         5,165      5.35
  Other short-term borrowings ................          23,197          935      5.39        25,498         1,283      6.73
  Long-term debt .............................          47,036        1,823      5.18        25,017         1,066      5.70
                                                   -----------       ------               ---------      --------
       Total interest-bearing liabilities ....       1,318,256       42,462      4.31     1,193,406        42,449      4.76
                                                   -----------       ------           -------------       -------
Demand deposits ..............................         216,458                              188,013
Accrued interest and other liabilities .......          48,533                               52,803
Stockholders' equity .........................         135,878                              122,973
                                                   -----------                         ------------
    Total liabilities and stockholders' equity     $ 1,719,125                          $ 1,557,195
                                                   -----------                          -----------

Net interest spread ..........................                                   3.62%                                 3.67%
                                                                                 ====                                  ====
Net interest income/margin on
  a taxable equivalent basis .................                       49,159      4.25%                     44,219      4.30%
                                                                                 ====                                  ====
Tax equivalent adjustment (2) ................                          783                                   837
                                                                 ----------                             ---------
Net interest income/margin ...................                    $  48,376      4.18%                  $  43,382      4.22%
                                                                 ----------      ====                   ---------      ====

----------------

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $2,196,000 and $2,289,000 are included in interest and fees on loans for the nine months ended September 30, 1999 and 1998, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 1999 third quarter and nine months compared to the 1998 third quarter and nine months, respectively. For the purposes of these tables, changes that are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (Amounts in thousands)



                                                                     Three Months Ended September 30,
                                                         ---------------------------------------------------------
                                                                         1999 Compared to 1998
                                                                            Variance Due to
                                                         ---------------------------------------------------------
                                                           Volume             Yield/Rate               Total
                                                         ---------------------------------------------------------
Earning assets:
Loans .............................................       $ 4,840               $(1,193)              $ 3,647
Securities:
  Taxable .........................................           192                    59                   251
  Tax exempt ......................................            37                  (111)                  (74)
Cash balances in other banks ......................            33                    (4)                   29
Funds sold ........................................          (469)                 (170)                 (639)
Trading account securities ........................            50                  --                      50
                                                          -------               -------               -------

     Total interest income ........................         4,683                (1,419)                3,264

Interest-bearing liabilities:
Interest-bearing transaction accounts .............           249                   (35)                  214
Savings and money market deposits .................             5                  (295)                 (290)
Time deposits .....................................         1,173                  (886)                  287
Funds purchased ...................................            49                    50                    99
Other short-term borrowings .......................            44                    20                    64
Long-term debt ....................................           459                  (100)                  359
                                                          -------               -------               -------

     Total interest expense .......................         1,979                (1,246)                  733
                                                          -------               -------               -------
     Net interest income on  a taxable
       equivalent basis ...........................       $ 2,704               $  (173)                2,531
                                                          =======               =======
Taxable equivalent adjustment .....................                                                        78
                                                                                                      -------
Net interest income ...............................                                                   $ 2,609
                                                                                                      =======

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (Amounts in thousands)



                                                                     Nine Months Ended September 30,
                                                        ------------------------------------------------------------
                                                                          1999 Compared to 1998
                                                                             Variance Due to
                                                        ------------------------------------------------------------
                                                        Volume                Yield/Rate               Total
                                                        ------------------------------------------------------------
Earning assets:
Loans .............................................      $ 11,085               $ (5,646)              $  5,439
Securities:
  Taxable .........................................         1,271                   (237)                 1,034
  Tax exempt ......................................            30                   (163)                  (133)
Cash balances in other banks ......................            (8)                    (6)                   (14)
Funds sold ........................................        (1,129)                  (345)                (1,474)
Trading account securities ........................           116                    (15)                   101
                                                         --------               --------               --------

     Total interest income ........................        11,365                 (6,412)                 4,953

Interest-bearing liabilities:
Interest-bearing transaction accounts .............           537                   (448)                    89
Savings and money market deposits .................           139                 (1,107)                  (968)
Time deposits .....................................         2,225                 (1,954)                   271
Funds purchased ...................................           611                   (399)                   212
Other short-term borrowings .......................          (109)                  (239)                  (348)
Long-term debt ....................................           861                   (104)                   757
                                                         --------               --------               --------

     Total interest expense .......................         4,264                 (4,251)                    13
                                                         --------               --------               --------
     Net interest income on  a taxable
       equivalent basis ...........................      $  7,101               $ (2,161)                 4,940
                                                         ========               ========
Taxable equivalent adjustment .....................                                                          54
                                                                                                       --------
Net interest income ...............................                                                    $  4,994
                                                                                                       ========

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $408,000 for the 1999 third quarter, compared with $277,000 in the 1998 third quarter. The provision for loan losses was $1,338,000 for the 1999 nine months, compared to $888,000 in the 1998 nine months. The higher provisions for loan losses in the 1999 third quarter and 1999 nine months are attributable to the growth in loans during these periods. In addition, Alabama National's loan loss experience reflected net loan losses of $325,000 in the first nine months of 1999, compared with net loan recoveries of $284,000 in the first nine months of 1998. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.40% at September 30, 1999, compared to 1.52% at December 31, 1998.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                    -------------
Total noninterest income for the 1999 third quarter was $6.9 million, compared to $7.1 million for the 1998 third quarter. For the 1999 nine months, noninterest income increased to $22.4 million compared to $21.6 million for the 1998 nine months. Noninterest income includes service charges on deposits, investment services revenues, trust department revenues, and fees relating to the sale and origination of mortgage loans. Service charges on deposits for both the 1999 third quarter and 1998 third quarter were $1.9 million. For the 1999 nine months, service charge income increased to $5.5 million from the 1998 nine months' level of $5.4 million. Reflecting a decline in customer demand for debt securities, revenue in the investment services division totaled $2.1 million and $7.9 million in the 1999 third quarter and nine months, respectively, compared to $2.5 million and $8.3 million in the 1998 third quarter and nine months, respectively. Trust fees remained relatively flat for the third quarter and nine months of 1999 and 1998. Recent increases in mortgage rates contributed to the $0.2 million decline in fees relating to the sale and origination of mortgage loans between the 1999 and 1998 third quarters. However, Alabama National's expanded geographic coverage in the mortgage origination business resulted in an increase in such fees to $3.2 million for the 1999 nine months compared to $3.0 million for the 1998 nine months. Other noninterest income for the 1999 third quarter and nine months was $1.0 million and $2.6 million, respectively, compared to $0.7 million and $1.9 million for the 1998 third quarter and nine months, respectively. This increase is primarily attributable to the operating revenues of an insurance agency acquired in May 1999.

Noninterest expense was $15.2 million for the 1999 third quarter compared to $13.9 million for the 1998 third quarter. For the 1999 nine months, noninterest expense was $45.9 million compared to $43.2 million for the 1998 nine months. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $9.0 million for the 1999 third quarter compared to $8.6 million for the 1998 third quarter. For the 1999 nine months, salaries and employee benefits were $27.5 million compared to $25.8 million in the 1998 nine months. The increase in salaries and employee benefits partially results from the newly acquired insurance agency noted above but primarily represents general staffing increases in other areas of Alabama National relating to continued expansion. Occupancy and equipment expense totaled $1.9 million in the 1999 third quarter and $1.8 million in the 1998 third quarter. Occupancy and equipment expense totaled $5.3 million in the 1999 nine months and $5.0 million in the 1998 nine months. Other noninterest expense increased to $4.3 million in the 1999 third quarter, compared with $3.5 million in the 1998 third quarter. Other noninterest expense was $13.0 million in the 1999 nine months and $12.3 million in the 1998 nine months.

Because of an increase in pre-tax income, income tax expense was $2.6 million for the 1999 third quarter compared to $2.3 for the 1998 third quarter. For the 1999 nine months income tax expense was $7.5 million, compared to $6.5 million for the 1998 nine months. The effective tax rates for the 1999 third quarter and the 1999 nine months were 31.3% and 31.6%, respectively, compared to 30.8% and 31.3% for the same periods of 1998.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on September 30, 1999. Loans, net of unearned income, were $1.25 billion or 67.2% of total assets at September 30, 1999, compared to $1.09 billion or 65.0% at December 31, 1998. Average loans grew $169.7 million, or 17.1%, during the 1999 nine months. The following table details the composition of the loan portfolio by category at the dates indicated:


                          COMPOSITION OF LOAN PORTFOLIO
                   (Amounts in thousands, except percentages)

                                                      September 30, 1999               December 31, 1998
                                                     ---------------------          -----------------------
                                                                   Percent                          Percent
                                                     Amount       of Total          Amount         of Total
                                                     ------       --------          ------         --------

Commercial, financial and
  agricultural .........................           $  254,639       20.31%         $  257,409        23.65%
Real estate:
  Construction .........................              142,291       11.35              74,024         6.80
  Mortgage - residential ...............              330,216       26.34             291,644        26.80
  Mortgage - commercial ................              342,108       27.28             291,437        26.78
  Mortgage - other .....................                2,556         .20               2,215          .20
Consumer ...............................               75,317        6.01              77,187         7.09
Other ..................................              106,759        8.51              94,509         8.68
                                                   ----------      ------          ----------       ------

  Total gross loans ....................            1,253,886      100.00%          1,088,425       100.00%
                                                                   ------                           ------
Unearned income ........................               (1,080)                         (1,398)
                                                   ----------                      ----------
  Total loans, net of
    unearned income ....................            1,252,806                       1,087,027
Allowance for loan losses ..............              (17,553)                        (16,540)
                                                   ----------                      ----------
  Total net loans ......................           $1,235,253                      $1,070,487
                                                   ==========                      ==========

Investment securities decreased $13.1 million in the 1999 nine months entirely as a result of maturities, including partial paydowns of mortgage backed securities.

Securities available for sale increased $37.1 million in the 1999 nine months. Purchases of available for sale securities totaled $210.4 million and maturities, calls, partial paydowns, and sales of available for sale securities totaled $166.8 million. Writedowns to estimated market value of available for sale securities totaled $3.9 million, net of income taxes, during the 1999 nine months.

Trading account securities, totaling $3.6 million at September 30, 1999, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $61.5 million at September 30, 1999 and $57.1 at December 31, 1998.

Deposits and Other Funding Sources
----------------------------------

Deposits increased $133.8 million from year-end 1998, to $1.4 billion at September 30, 1999. Most of the growth in deposits is related to consumer certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase totaled $146.5 million at September 30, 1999, a decrease of $16.1 million from December 31, 1998 resulting from the increased use of deposits and short and long-term debt to fund the continued growth in loans and securities available for sale.

Alabama National's short-term debt at September 30, 1999 and December 31, 1998 is summarized as follows:


                              SHORT-TERM BORROWINGS
                             (Amounts in thousands)


                                                                                     September 30,       December 31,
                                                                                         1999                1998
                                                                                         ----                ----
Note payable to independent bank under secured master note agreement;
rate varies with LIBOR and was 6.1313% and 6.3191% at September 30,
1999 and December 31,1998,
respectively; collateralized by the Company's stock in subsidiary banks.                 $16,389             $11,500

FHLB debt due May 24, 1999; rate varies with LIBOR and was 5.2875% at
December 31, 1998; collaterized by FHLB stock and
certain first mortgage loans.                                                                                  9,200

FHLB debt due January 31, 1999; collateralized by FHLB stock
and certain first mortgage loans.                                                                              1,000

FHLB open ended notes payable, rate was 5.75% at September 30, 1999 as determined daily by the FHLB; collateralized by FHLB stock
and certain first mortgage loans.                                                         32,000

                                                                           ------------------------------------------
Total short-term borrowings                                                              $48,389             $21,700
                                                                           ==========================================

Alabama National's long-term debt at September 30, 1999 and December 31, 1998 is summarized as follows:


                              LONG-TERM BORROWINGS
                             (Amounts in thousands)

                                                                                           September 30,        December 31,
                                                                                                1999                1998
                                                                                                ----                ----
FHLB debt due July 11, 2002; interest at fixed rate of 5.78%;
convertible at the option of the FHLB on July 12, 1999 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                                                                   $5,000

FHLB debt due July 30, 2004; interest at fixed rate of 5.715%;
convertible at the option of the FHLB on July 30, 2001 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                                               $5,000

FHLB debt due October 21, 2003; interest at fixed rate of 4.30%;
convertible at the option of the FHLB on October 21, 2000 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                                               10,000              10,000

FHLB debt due April 23, 2004; interest floats with LIBOR plus 28 basis points and was 5.01125% at September 30, 1999, converting to 5.02%
from April 23, 2001 to April 23, 2004; convertible at the option of the FHLB on April 23, 2001 to a three month LIBOR advance;
collateralized by FHLB stock and certain first mortgage loans.                                  13,700

FHLB debt due March 26, 2008; interest at fixed rate of 5.51%;
convertible at the option of the FHLB on March 26, 2003 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                                                5,000               5,000

FHLB debt due July 25, 2001; interest at fixed rate of 6.40%;
collateralized by FHLB stock and certain pledged available
for sale securities                                                                              2,000               2,000

FHLB debt due June 18, 2003; interest at fixed rate of 5.40%;
convertible at the option of the FHLB on June 18, 2000 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                                                5,000               5,000

FHLB debt due August 7, 2009; interest at fixed rate of 4.95%;
convertible at the option of the FHLB on February 7, 2000 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                                               25,000

FHLB debt due November 5, 2003; interest at fixed rate of 4.74%;
convertible at the option of the FHLB on November 5, 2001 to a three month LIBOR advance; collateralized by FHLB stock
and certain first mortgage loans.                                                                5,000               5,000

Various notes payable                                                                               46

Capital leases payable                                                                             279                 328

                                                                                   ----------------------------------------
Total long-term borrowings                                                                     $71,025             $32,328
                                                                                   ========================================

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

At September 30, 1999, nonperforming assets totaled $5.6 million, a decrease of $515,000 from December 31, 1998. Nonperforming assets as a percentage of loans plus other real estate were 0.44% at September 30, 1999 compared to 0.56% at December 31,1998.


                              NONPERFORMING ASSETS
                   (Amounts in thousands, except percentages)


                                                                       September 30,       December 31,
                                                                           1999                1998
                                                                    ---------------    ----------------

Nonaccrual loans .......................................                $   4,056           $   4,357
Restructured loans .....................................                      499                 499
Loans past due 90 days or more and still accruing ......                       --                  --
                                                                        ---------           ---------

    Total nonperforming loans ..........................                    4,555               4,856

Other real estate owned ................................                    1,020               1,234
                                                                        ---------           ---------

    Total nonperforming assets .........................                $   5,575           $   6,090
                                                                        =========           =========

Allowance for loan losses to period-end loans ..........                     1.40%               1.52%

Allowance for loan losses to period-end
    nonperforming loans ................................                   385.36              340.61

Allowance for loan losses to period-end
    nonperforming assets ...............................                   314.85              271.59

Net charge-offs to average loans .......................                     0.04                0.01

Nonperforming assets to period-end loans
    and other real estate owned ........................                     0.44                0.56

Nonperforming loans to period-end loans ................                     0.36                0.45

Net loan losses for the 1999 nine months totaled $325,000, or .04% of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.40% at September 30, 1999, compared to 1.52% at December 31, 1998. The following table analyzes activity in the allowance for loan losses for the 1999 nine months.


                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                  For the Nine Months Ended September 30, 1999
                   (Amounts in thousands, except percentages)


Allowance for loan losses at
      beginning of period .................................       $16,540

Charge-offs:
      Commercial, financial and agricultural ..............           160
      Real estate - mortgage ..............................           246
      Consumer ............................................           469
                                                                  -------
           Total charge-offs ..............................           875
                                                                  -------
Recoveries:
      Commercial, financial and agricultural ..............           149
      Real estate - mortgage ..............................           167
      Consumer ............................................           234
                                                                  -------
           Total recoveries ...............................           550
                                                                  -------
            Net charge-offs ...............................           325

Provision for loan losses .................................         1,338
                                                                  -------

Allowance for loan losses at
      end of period .......................................       $17,553
                                                                  =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 1999 to be adequate to cover probable loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Interest Rate Sensitivity
-------------------------

Alabama National monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by Alabama National is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact of rising or falling interest rates on net interest income.

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

The following table illustrates Alabama National's interest rate sensitivity at September 30, 1999, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.


                          INTEREST SENSITIVITY ANALYSIS
                      (Amounts in thousands, except ratios)


                                                                             September 30, 1999
                                            ----------------------------------------------------------------------------------------
                                                            After One   After Three
                                                             Through       Through
                                              Within One      Three         Twelve      Within One    Greater Than
                                                Month         Months        Months         Year          One Year         Total
                                            -------------- -------------- ------------- ------------- -------------- ---------------

Assets:
Earning assets:
   Loans (1) ............................     $ 479,926     $ 114,547     $ 212,926     $   807,399     $ 449,513      $ 1,256,912
   Securities (2) .......................        23,384        47,577        77,208         148,169       195,460          343,629
   Interest-bearing deposits in
     other banks ........................        12,966          --            --            12,966          --             12,966
   Funds sold ...........................        61,535          --            --            61,535          --             61,535
                                              ---------     ---------     ---------     -----------     ---------      -----------
        Total interest-earning assets ...     $ 577,811     $ 162,124     $ 290,134     $ 1,030,069     $ 644,973      $ 1,675,042

Liabilities:
Interest-bearing liabilities:
   Interest-bearing deposits:
       Demand deposits ..................     $    --       $    --       $ 212,701     $   212,701     $    --        $   212,701
       Savings deposits .................       327,814          --            --           327,814          --            327,814
       Time deposits (3) ................       117,413        96,438       343,102         556,953        90,432          647,385
    Funds purchased .....................       146,540          --            --           146,540          --            146,540
    Short-term borrowings (4) ...........        53,222          --            --            53,222          --             53,222
    Long-term debt ......................             2             4            18              24        71,001           71,025
                                              ---------     ---------     ---------     -----------     ---------      -----------
       Total interest-bearing liabilities     $ 644,991     $  96,442     $ 555,821     $ 1,297,254     $ 161,433      $ 1,458,687
                                              ---------     ---------     ---------     -----------     ---------      -----------

Period gap ..............................     $ (67,180)    $  65,682     $(265,687)    $  (267,185)    $ 483,540
                                              =========     =========     ===========     =========      =========

Cumulative gap ..........................     $ (67,180)    $  (1,498)    $(267,185)    $  (267,185)    $ 216,355      $   216,355
                                              =========     =========     =========     ===========     =========      ===========
Ratio of cumulative gap to total
 earning assets .........................         -4.01%        -0.09%       -15.95%         -15.95%        12.92%

-----------------------------
(1)  Excludes nonaccrual loans of $4,056,000.
(2)  Excludes investment equity securities of $8,125,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $4,833,000.

Alabama National generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive throughout most of the one year time frame. However, Alabama National's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk
-----------

Alabama National's earnings are dependent on its net interest income which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and rates. Alabama National's market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static "gap" analysis to determine the degree of mismatch in the maturity and repricing distribution of earning assets and interest-bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National's balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest-bearing liabilities; these assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At September 30, 1999, mortgage backed securities totaling $212.6 million, or 11.4% of total assets and essentially every loan, net of unearned income, (totaling $1.25 billion, or 67.2% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.41 billion, or 75.6%, of total assets at September 30, 1999. Since deposits are the primary funding source for earning assets, management considers the associated market risk in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest-bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during the 1999 nine months. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for the 1999 nine months and the future impact of market risk on Alabama National's net interest margin may differ from that found in the table.

                                   MARKET RISK
                             (Amounts in thousands)

                            Nine months ended September 30, 1999        Nine months ended September 30, 1998
                            ------------------------------------        ------------------------------------
    Change in
Prevailing Interest          Net Interest          Change from           Net Interest          Change from
      Rates                  Income Amount         Income Amount         Income Amount         Income Amount
-------------------        -----------------     ---------------        ------------------   -----------------
+200 basis points              $ 50,337                4.05%                $ 46,165               6.41%

+100 basis points                49,356                2.03                   44,773               3.21

 0 basis points                  48,376                   -                   43,382                  -

-100 basis points                46,535               (3.81)                  42,021              (3.14)

-200 basis points                44,693               (7.61)                  40,655              (6.29)

Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 88.9% at September 30, 1999, compared to 85.2% at year end 1998. Alabama National's liquid assets as a percentage of total deposits were 10.1% at September 30, 1999, compared to 10.0% at year-end 1998. At September 30, 1999, Alabama National had unused federal funds lines of approximately $101.2 million, unused lines at the Federal Home Loan Bank of approximately $99.1 million and an unused credit line at an independent bank of $3.6 million. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $6.6 million from December 31, 1998 to $137.6 million at September 30, 1999. This increase was attributable to:


Net income .................................................     $ 16,119,000
Exercise of options ........................................          704,000
Issue common stock for purchase business combination .......        2,847,000
Repurchase common stock ....................................       (3,226,000)
Dividends ..................................................       (5,967,000)
Termination of ESOP plan ...................................           75,000
Decrease in unrealized gain on securities
  available for sale, net of deferred taxes ................       (3,904,000)
                                                                 ------------
Net increase ...............................................     $  6,648,000
                                                                 ============

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at September 30, 1999. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each of the Banks at September 30, 1999:



                                                    Tier 1 Risk     Total Risk       Tier 1
                                                       Based          Based         Leverage
                                                       -----          -----         --------
Alabama National BanCorporation ................       9.69 %         10.93 %         7.37 %

National Bank of Commerce of Birmingham ........       9.07           10.30           7.54
Alabama Exchange Bank ..........................      13.79           15.04           8.03
Bank of Dadeville ..............................      13.23           14.19           8.63
Citizens & Peoples Bank, N.A ...................      14.40           15.58           9.50
Community Bank of Naples, N.A ..................      11.73           12.98           7.87
First American Bank ............................      10.66           11.91           8.47
First Citizens Bank, N.A .......................      16.87           18.12           8.37
First Gulf Bank ................................       9.10           10.35           7.04
Georgia State Bank .............................      12.16           13.41           7.99
Public Bank ....................................      14.29           15.54           9.58
Required minimums ..............................       4.00            8.00           4.00

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

Alabama National's core bank operating software has been certified by the vendor to be Year 2000 compliant. To verify this compliance, the Company loaded the software along with general ledger data onto a separate test system. Dates on the test system were advanced into 2000, and Alabama National personnel have validated results from this test. Alabama National's testing and validation of results indicate that the core bank operating software is 100% Year 2000 compliant and Alabama National's mission critical systems are also 100% compliant. The Company also has a number of non-mission critical systems, and any Year 2000 compliance testing that Alabama National itself can perform on these systems is complete. There are also systems provided by third party vendors for which Alabama National is reliant upon the vendors to provide testing data to validate. Alabama National has received and validated testing data from all such outside vendors except for one such vendor's system interface with another. Although the two vendors have provided test data (which Alabama National has validated) on the underlying systems, they have not provided test data on the interface between the two systems. The interface is used to provide data that Alabama National can obtain from other existing sources if necessary, and this data is immaterial to Alabama National's operations. The vendors have indicated that test data on the interface will be provided to Alabama National prior to November 30, 1999.

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

Alabama National's contingency plans are being tested and may be modified as testing progresses. The Securities and Exchange Commission has asked reporting companies to address a reasonable "worst case" scenario with respect to theYear 2000 issue. Management's estimate of the "worst case" scenario is a loss of electrical power and telecommunications service. Alabama National is prepared to have a backup electrical power generator to run its mainframe computer system in case of difficulties with its electricity vendor, but is unable to ascertain how such a loss of electrical power would impact its operations and those of its customers if such power loss was sustained for a material length of time.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings "Interest Rate Sensitivity" and "Market Risk".


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

                         ALABAMA NATIONAL BANCORPORATION


Date:  November 10, 1999            /s/John H. Holcomb, III
       -----------------            -----------------------
                            John H. Holcomb, III, its Chairman and Chief
                                Executive Officer




Date: November 10, 1999             /s/William E. Matthews, V.
      -----------------             --------------------------
                            William E. Matthews, V., its Executive Vice
                                President and Chief Financial Officer