Form 10-K
period 1999-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2000-03-23
CIK 926966

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

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

                                (205) 583-3600
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant at March 10, 2000 was $137,778,894.

  As of March 10, 2000, the registrant had outstanding 11,065,890 shares of its common stock.

            DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

(i) The definitive Proxy Statement for the 2000 Annual Meeting of Alabama National BanCorporation's Stockholders is incorporated by reference into
    Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item No.                                                             Page No.
 --------                                                             --------
 SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS...................     2

                                    PART I
    1.    Business..................................................      3
          Executive Officers........................................     10
    2.    Properties................................................     10
    3.    Legal Proceedings.........................................     10
    4.    Submission of Matters to a Vote of Security Holders.......     10

                                    PART II
    5.    Market for Registrant's Common Equity and Related              11
           Stockholder Matters......................................
    6.    Selected Financial Data...................................     12
    7.    Management's Discussion and Analysis of Financial              13
           Condition and Results of Operations......................
   7A.    Quantitative and Qualitative Disclosures about Market          40
           Risk.....................................................
    8.    Financial Statements and Supplementary Data...............     41
    9.    Changes in and Disagreements with Accountants on               42
           Accounting and Financial Disclosure......................

                                   PART III
   10.    Directors and Executive Officers of the Registrant........     42*
   11.    Compensation of Executive Officers and Directors..........     42*
   12.    Security Ownership of Certain Beneficial Owners and            42*
           Management...............................................
   13.    Certain Relationships and Related Transactions............     42*
                                    PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on         43
           Form 8-K.................................................

 SIGNATURES..........................................................    44

--------
* Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated by reference in
  Part III of this Form 10-K.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K, other periodic reports filed by Alabama National BanCorporation (the "Company" or "ANB") under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of ANB may include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect ANB's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

    (3) The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and changes evolving from the enactment of the Gramm-Leach-Bliley Act of 1999, and attendant changes in patterns and effects of competition in the financial services industry;

    (4) The cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments; and

    (5) The ability of ANB to achieve the expected operating results related to the acquired operations of recently-completed and future acquisitions (if any), which depends on a variety of factors, including (i) the ability of ANB to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to ANB's corporate culture, including the ability to instill ANB's credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which ANB operates consistent with recent historical experience, (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) ANB's ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

  The words "believe," "expect," "anticipate," "project" and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of ANB. Any such statement speaks only as of the date the statement was made. ANB undertakes no obligation to update or revise any forward looking statements.

                                    PART I

ITEM 1. BUSINESS

  Alabama National BanCorporation (the "Company" or "ANB") is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). ANB is currently the parent of three national banks, National Bank of Commerce of Birmingham ("NBC") (Birmingham, Alabama and the Birmingham metropolitan area), Citizens & Peoples Bank, National Association (Escambia County, Florida), and Community Bank of Naples, National Association (Naples, Florida); three state member banks, Alabama Exchange Bank (Tuskegee, Alabama), Bank of Dadeville (Dadeville, Alabama) and First Gulf Bank (Baldwin County, Alabama); and four state nonmember banks, First American Bank (Decatur, Alabama), Public Bank (St. Cloud, Florida), Georgia State Bank (Mableton, Georgia) and First Citizens Bank, (Talladega, Alabama) (collectively the "Banks"). In addition, ANB is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); and one insurance agency, Rankin Insurance, Inc. (Decatur, Alabama).

Subsidiary Banks

  ANB operates through ten subsidiary Banks which have a total of 46 banking offices and one insurance office (where no banking is conducted) in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending, and equipment leasing to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. NBC offers trust services, investment services and securities brokerage services. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

Lending Activities

 General

  Through the Banks, ANB offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. ANB's total loans, net of unearned interest, at December 31, 1999, were approximately $1.32 billion, or approximately 76.9% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. ANB has no "foreign loans" or loans for "highly leveraged transactions," as such terms are defined by applicable banking regulations.

 Loan Portfolio

  Real Estate Loans. Loans secured by real estate are the primary component of ANB's loan portfolio, constituting approximately $878.9 million, or 66.5% of total loans, net of unearned interest, at December 31, 1999. The Banks often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. The Banks' real estate loan portfolio is comprised of commercial and residential mortgages. Residential mortgages held in the Banks' loan portfolio, both fixed and variable, are made based upon amortization schedules of up to 30 years but generally have maturity dates of five years or less. The Banks' commercial mortgages accrue at either variable or fixed rates. The variable rates approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for most loans secured by real estate. The Banks' primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have terms of five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule.

  The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 1999, the Banks sold approximately $265.0 million in loans to such purchasers.

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

  Consumer Loans. Consumer lending includes installment lending to individuals in the Banks' market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $73.4 million, or 5.6% of ANB's loan portfolio at December 31, 1999. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

  Commercial and Financial Loans. The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower's cash flow and its ability to service the debt from earnings, and by limiting the loan to value ratio. Historically, the Banks have typically loaned up to 80% on loans secured by accounts receivable, up to 65% on loans secured by inventory, and up to 80% on loans secured by equipment. The Banks also make some unsecured commercial loans and offer equipment leasing. Commercial and financial loans constituted $257.0 million, or 19.5% of ANB's loan portfolio at December 31, 1999. Interest rates are negotiable based upon the borrower's financial condition, credit history, management stability and collateral.

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

  ANB attempts to minimize loan losses through various means and uses standardized underwriting criteria. ANB has established a standardized loan policy for all of the Banks that may be modified based on local market conditions. In particular, on larger credits, ANB generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, ANB attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

  ANB addresses repayment risks by adhering to internal credit policies and procedures which all of the Banks have adopted. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. The point in each Bank's loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with such Bank. Each of the lending officers at each of the Banks has the authority to approve loans up to an approved loan authority amount as approved by each Bank's Board of Directors. Loans in excess of the highest loan authority amount at each Bank must be approved by the ANB Executive Vice President in charge of credit administration. In addition, loans in excess of a particular loan officer's approval authority must be approved by a more senior officer at the particular Bank, the loan committee at such Bank, or both.

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

Investment Services

  NBC operates an investment department devoted primarily to handling correspondent banks' investment needs. Services provided by the investment department include the sale of securities, asset/liability consulting, safekeeping and bond accounting. NBC also has a wholly owned subsidiary, NBC Securities, Inc. ("NBC Securities"), that is licensed as a broker-dealer. Started in mid-1995, NBC Securities provides investment services to individuals and institutions. These services include the sale of stocks, bonds, mutual funds, annuities, margin loans, other insurance products and financial planning. NBC Securities has investment advisers in Birmingham, Decatur and Gulf Shores, Alabama; Naples and Pensacola, Florida; and Mableton, Georgia.

Competition

  The Banks encounter strong competition in making loans, acquiring deposits and attracting customers for investment and trust services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Banks compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Banks do not currently provide. In addition, many of ANB's non-bank competitors are not subject to the same extensive federal regulations that govern bank or thrift holding companies and federally insured banks or thrifts.

  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. See "Supervision and Regulation." Under the Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, which represents the most sweeping reform of financial services regulation in over sixty years, may significantly change the competitive environment in which ANB and the Banks conduct business. At this time, however, it is not possible to predict the full effect that the Act will have on ANB. One consequence may be increased competition from large financial services companies that will be permitted to provide many types of financial services, including bank products, to their customers.

  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. The arrival of interstate banking is expected to increase further the competitiveness of the banking industry.

  In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank's home state had opted out of interstate branching by May 31, 1997. The States of Alabama, Georgia and Florida have opted in to interstate branching. Interstate branching provides that once a bank has established branches in a state through an interstate merger, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

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

Market Areas and Growth Strategy

  Through NBC, ANB serves the metropolitan Birmingham market, which includes portions of Jefferson, Shelby and St. Clair Counties. ANB's First American Bank subsidiary serves Morgan, Limestone and Madison Counties in north Alabama. First American's largest market presence is in Decatur, Alabama, which has demonstrated a growing economic base in recent years. Through First Gulf Bank, ANB serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Baldwin County includes the popular tourism and retirement resort communities of Gulf Shores and Fairhope. Shelby, Baldwin and St. Clair Counties have been named in statistical surveys as three of the fastest growing counties in Alabama. In 1997, ANB expanded outside of Alabama with the opening of Citizens & Peoples Bank, N.A. in Escambia County, Florida. In 1998, ANB further expanded its presence in markets outside of Alabama with two acquisitions in Florida and one in Georgia. Public Bank is located in the fast-growing greater Orlando area, with offices in Altamonte Springs, Kissimmee and St. Cloud, Florida. Community Bank of Naples, N.A., located in Collier County, Florida, and Georgia State Bank, located in Cobb County and Paulding County, Georgia, are located in markets that are among the fastest growing in their respective states. The other Banks, First Citizens, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. Each of these three Banks, while experiencing minimal growth due to market growth that has not been significant, typically operates at a high level of profitability. As a result, these Banks tend to produce capital for growth in many of the high growth markets served by the other Banks. ANB's strategy is to focus on growth in profitability for these non-metropolitan banks, since market growth has not been as significant.

  Due to continuing consolidation within the banking industry, as well as in the Southeastern United States, ANB may in the future seek to combine with other banks or thrifts (or their holding companies) that may be of smaller, equal or greater size than ANB. ANB currently intends to concentrate on acquisitions of additional banks or thrifts (or their holding companies) which operate in attractive market areas in Alabama, Florida and Georgia. In addition to price and terms, the factors considered by ANB in determining the desirability of a business acquisition or combination are financial condition, asset quality, earnings potential, quality of management, market area and competitive environment.

  In addition to expansion through combinations with other banks or thrifts, ANB intends to continue to expand where possible through growth of its existing banks in their respective market areas. During 1998, NBC formed a commercial leasing division which currently focuses on machinery and equipment leases to business customers. Also, ANB is exploring expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to ANB. During 1999, First American Bank acquired Rankin Insurance, Inc., a full service independent property and casualty insurance agency located in Decatur, Alabama. For the seven months of 1999 that it was owned by ANB, Rankin generated approximately $1.1 million in commission revenue and is in the process of expanding this business into several of the markets served by the Bank. While ANB plans to continue its growth as described above, there is no assurance that its efforts will be successful.

Employees

  As of December 31, 1999, ANB and the Banks together had approximately 817 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. ANB considers its relations with its employees to be good.

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

  As a bank holding company, ANB is subject to the regulation and supervision of the Federal Reserve. The Banks are subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

  The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). ANB and the Banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well capitalized" institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

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

  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

  The Gramm-Leach-Bliley Act broadly defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve has determined to be closely related to banking. The Act also permits the Federal Reserve, in consultation with the Department of Treasury, to determine that other activities are "financial in nature" and therefore permissible for financial holding companies. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature (other than insurance underwriting, insurance company portfolio investment, merchant banking, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank at issue has a CRA rating of satisfactory or better.

  The Act preserves the role of the Federal Reserve as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks.

  The Gramm-Leach-Bliley Act also establishes a minimum federal standard of financial privacy. Financial institutions are required to institute written privacy policies that must be disclosed to customers at certain required intervals.

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

  John H. Holcomb, III--Age 48--Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of ANB since April, 1996. Prior to such date, Mr. Holcomb served as President and Chief Operating Officer of ANB beginning December, 1995. Mr. Holcomb has been President and Chief Executive Officer of NBC since 1990.

  Victor E. Nichol, Jr.--Age 53--President and Chief Operating Officer. Mr. Nichol has served as President and Chief Operating Officer of ANB since April 1996. Prior to such date, Mr. Nichol served as Executive Vice President of ANB beginning December 1995. Mr. Nichol has been Executive Vice President of NBC since 1994.

  Dan M. David--Age 54--Vice Chairman. Mr. David has served as Vice Chairman of ANB since November 30, 1997 when FAB merged with and into ANB. Mr. David serves as Chairman of First American Bank, a position he has held since 1995. Mr. David served as Chairman and Chief Executive Officer of FAB from 1995 through 1997, as Vice Chairman and Chief Executive Officer during 1994 and 1995 and as President and Chief Executive Officer from 1986 through 1994.

  John R. Bragg--Age 38--Executive Vice President. Mr. Bragg has served as Executive Vice President of ANB since April 1998 and Executive Vice President of NBC since 1997. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

  Richard Murray, IV--Age 37--Executive Vice President. Mr. Murray has served as Executive Vice President of ANB since April 1998 and Executive Vice President of NBC since 1997. Mr. Murray served as Senior Vice President of NBC from 1990 until 1997.

  William G. Sanders, Jr.--Age 36--Executive Vice President. Mr. Sanders has served as Executive Vice President of ANB since April 1998 and Executive Vice President of NBC since 1997. Mr. Sanders served as Senior Vice President of NBC from 1993 until 1997.

  William E. Matthews, V--Age 35--Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of ANB and NBC since April 1998. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996, and Vice President of NBC from 1992 through 1996.

ITEM 2. PROPERTIES

  ANB, through the Banks, currently operates 46 banking offices and one insurance office. Of these offices, ANB, through the Banks, owns 38 banking offices without encumbrance and leases an additional 8 banking offices and its one insurance office. ANB, through NBC, leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 6 and 9 to the Consolidated Financial Statements of ANB and Subsidiaries included in this Annual Report on Form 10-K beginning on page F-1 for additional information regarding ANB's premises and equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  At March 10, 2000 ANB had 1,250 stockholders of record (including shares held in "street" names by nominees who are record holders) and 11,065,890 shares of ANB Common Stock outstanding. ANB Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ/NMS under the symbol "ALAB."

  The reported sales price range for ANB Common Stock and the dividends declared during each calendar quarter of 1998 and 1999 are shown below:

                                                                       Dividends
                                                        High     Low   Declared
                                                      --------- ------ ---------
   1998
   First Quarter..................................... $33 3/4   25 3/4   $.15
   Second Quarter....................................  37 5/8   31 1/2    .15
   Third Quarter.....................................  39 1/2   24 7/8    .15
   Fourth Quarter....................................    28     24 1/8    .15
   1999
   First Quarter..................................... $26 29/32 21 3/4    .18
   Second Quarter....................................  25 3/8   22 1/2    .18
   Third Quarter.....................................  27 1/2   22 5/8    .18
   Fourth Quarter....................................  24 5/8   17 3/4    .18

  The last reported sales price of ANB Common Stock as reported on the NASDAQ/NMS on March 10, 2000 was $16.50. The prices shown do not reflect retail mark-ups and mark-downs. All share prices have been rounded to the nearest 1/64 of one dollar. The market makers for ANB Common Stock as of December 31, 1999, were J.C. Bradford & Co., Raymond James & Associates, Inc., Legg Mason Wood Walker Inc., The Robinson Humphrey Company, LLC, ABN AMRO Securities (USA), Inc., Speer, Leeds & Kellogg, Mayer & Schweitzer, Inc., and Sherwood Securities Corp.

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
            (Amounts in thousands, except ratios and per share data)

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             1999      1998(1)     1997(1)     1996(1)     1995(1)
                          ----------  ----------  ----------  ----------  ----------
Income Statement Data:
Interest income.........  $  125,668  $  115,704  $  104,508  $   93,178  $   62,090
Interest expense........      59,283      56,555      48,379      42,174      30,079
                          ----------  ----------  ----------  ----------  ----------
Net interest income.....      66,385      59,149      56,129      51,004      32,011
Provision for loan
 losses.................       1,954       1,796       3,421       1,035       1,171
                          ----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 loan losses............      64,431      57,353      52,708      49,969      30,840
Net securities gains
 (losses)...............         190         174          (2)        (84)         21
Noninterest income......      30,367      29,176      20,296      19,214      10,749
Noninterest expense.....      62,455      61,154      52,788      50,175      32,141
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      32,533      25,549      20,214      18,924       9,469
Provision for income
 taxes..................      10,237       8,154       6,086       5,279         951
                          ----------  ----------  ----------  ----------  ----------
Income before minority
 interest in earnings of
 consolidated subsidiary
 .......................      22,296      17,395      14,128      13,645       8,518
Minority interest in
 earnings of
 consolidated
 subsidiary.............          25          23          12          14         650
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $   22,271  $   17,372  $   14,116  $   13,631  $    7,868
                          ==========  ==========  ==========  ==========  ==========

Balance Sheet Data:
Total assets............  $1,921,884  $1,672,049  $1,495,814  $1,260,635  $1,142,064
Earning assets..........   1,716,935   1,493,122   1,313,097   1,149,038   1,035,396
Securities..............     345,123     324,213     265,102     224,939     227,087
Loans held for sale.....       8,615      19,047       5,291       4,339       2,431
Loans, net of unearned
 income.................   1,320,160   1,087,027     961,079     863,968     743,530
Allowance for loan
 losses.................      18,068      16,540      14,844      12,633      11,621
Deposits................   1,442,155   1,275,175   1,125,479     988,876     945,544
Short-term debt.........      18,389      21,700      29,087      42,205      21,280
Long-term debt..........     124,005      32,328      16,587      12,939       1,089
Stockholders' equity....     138,255     130,993     116,888     105,204      88,230
Weighted Average Shares
 Outstanding--
 Diluted(2).............      11,273      11,173      10,999      10,490       6,429

Per Common Share Data:
Net income--diluted(3)..  $     1.98  $     1.55  $     1.28  $     1.30  $     1.09
Book value (period
 end)...................       12.36       11.94       11.02       10.43        9.04
Tangible book value
 (period end)...........       11.40       11.19       10.20        9.66        8.24
Dividends declared......        0.72        0.60        0.46        0.28         --

Performance Ratios:
Return on average
 assets.................        1.26%       1.10%       1.05%       1.17%       1.02%
Return on average
 equity.................       16.28       13.81       12.73       14.22       14.30
Net interest margin(4)..        4.18        4.24        4.62        4.75        4.44
Net interest margin
 (taxable
 equivalent)(4).........        4.25        4.31        4.71        4.83        4.53

Asset Quality Ratios:
Allowance for loan
 losses to period end
 loans(5)...............        1.37%       1.52%       1.54%       1.46%       1.56%
Allowance for loan
 losses to period end
 nonperforming
 loans(6)...............      394.67      340.61      281.14      377.22      296.61
Net charge-offs to
 average loans(5).......        0.04        0.01        0.13        0.00        0.05
Nonperforming assets to
 period end loans and
 foreclosed
 property(5)(6).........        0.40        0.56        0.73        0.48        0.63

Capital and Liquidity
 Ratios:
Average equity to
 average assets.........        7.77%       7.95%       8.27%       8.21%       7.11%
Leverage (4.00% required
 minimum)(7)............        7.18        7.41        7.75        8.64       10.33
Risk-based capital
 Tier 1 (4.00% required
  minimum)(7)...........        9.38       10.03        9.89       10.91       10.83
 Total (8.00% required
  minimum)(7)...........       10.62       11.28       11.14       12.16       12.08
Average loans to average
 deposits...............       88.96       83.02       85.44       84.08       78.81

--------
(1) On December 31, 1998, Community Bank of Naples, N.A. ("Naples") merged with and into a subsidiary of ANB (the "Naples Merger"). Pursuant to the terms of the Naples Merger, each share of Naples common stock was converted into 0.53271 shares of the Company's common stock. On October 2, 1998, Community Financial Corporation ("CFC") merged with and into the Company (the "CFC Merger"). Pursuant to the terms of the CFC Merger, each share of CFC common stock was converted into 0.351807 shares of the Company's common stock. On May 29, 1998, Public Bank Corporation ("PBC") merged with and into the Company (the "PBC Merger"). Pursuant to the terms of the PBC Merger, each share of PBC common stock was converted into
    0.2353134 shares of the Company's common stock. On November 30, 1997, First American Bancorporation ("FAB") merged with and into the Company (the "FAB Merger"). Pursuant to the terms of the FAB Merger, each share of FAB common stock was converted into 0.7199 shares of the Company's common stock. On September 30, 1996, FIRSTBANC Holding Company, Inc. ("FIRSTBANC") was merged with and into the Company, with each share of common stock of FIRSTBANC being converted into 7.12917 shares of the Company's common stock. Each of the aforementioned mergers was accounted for as pooling of interests. On December 29, 1995, National Commerce Corporation ("NCC") and Commerce Bankshares, Inc. ("CBS") merged with and into the Company (the "NCC Merger"). Pursuant to the terms of the NCC Merger, each share of NCC common stock was converted into 348.14 shares of the Company's common stock and each share of CBS common stock was converted into 7.0435 shares of the Company's common stock for a total of 3,106,981 shares (or 50.1%) of the then outstanding Company common stock being issued to NCC and CBS shareholders. The NCC Merger was accounted for as a "reverse acquisition," whereby NCC is deemed to have acquired ANB for financial reporting purposes. However, ANB remained as the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical income statement information included in the Five-Year Summary of Selected Financial Data of the Company is that of NCC for 1995. The historical Five-Year Summary of Selected Financial Data for all periods have been restated to include the results of operations of Naples, CFC, PBC, FAB, and FIRSTBANC from the earliest period presented, except for dividends per common share. (See Note 2 to the Company's consolidated financial statements included in this Annual Report).
(2) The weighted average common share and common equivalent shares outstanding are those of NCC, CBS, Naples, CFC, PBC, FAB, and FIRSTBANC converted into ANB common stock and common stock equivalents at the applicable exchange ratios.
(3) Net income per common share--diluted is calculated based upon net income adjusted for cash dividends on preferred stock.
(4) Net interest income divided by average earning assets.
(5) Does not include loans held for sale.
(6) Nonperforming loans and nonperforming assets includes loans past due 90 days or more that are still accruing interest. It is the Company's policy to place all loans on nonaccrual status when over ninety days past due.
(7) Based upon fully phased-in requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

  The following is a discussion and analysis of the consolidated financial condition of the Company and results of operations as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general financial service industry practices.

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

Selected Bank Financial Data

  The Company's success is dependent upon the financial performance of its subsidiary banks (the "Banks"). The Company, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 1999 and 1998 for each of the Banks.

                         SELECTED BANK FINANCIAL DATA
                     (Amounts in thousands, except ratios)
                                  (Unaudited)

                                      December 31, 1999
                         ------------------------------------------------------------------------------------------------------
                         National  Alabama             Citizens &  First     First     First             Georgia    Community
                         Bank of   Exchange   Bank of   Peoples   American  Citizens    Gulf    Public    State      Bank of
                         Commerce    Bank    Dadeville Bank, N.A.   Bank     Bank       Bank     Bank      Bank    Naples, N.A.
                         --------  --------  --------- ---------- --------  --------  --------  -------  --------  ------------
Summary of Operations:
 Interest income.......  $ 55,306  $ 4,813    $ 5,039   $ 2,772   $ 22,386  $ 6,389   $  9,058  $ 4,475  $ 10,823    $  6,014
 Interest expense......    28,747    1,590      2,155     1,776      9,781    2,891      3,780    1,500     4,760       2,801
 Net interest income...    26,559    3,223      2,884       996     12,605    3,498      5,278    2,975     6,063       3,213
 Provision for loan
 losses................        25      150        117       166        680       27        353       65        15         356
 Securities gains
 (losses)..............       --       --         --          6        --         7          6      --         23         --
 Noninterest income....    18,674      683        644       298      4,518      806      1,624    1,082     1,660         590
 Noninterest expense...    30,287    1,895      1,615     1,100     10,418    2,052      4,080    2,332     4,507       1,739
 Net income............    10,269    1,249      1,267        40      4,232    1,634      1,636    1,021     2,103       1,061
Balance Sheet
Highlights:
 At Period-End:
  Total assets.........  $893,076  $72,162    $70,702   $44,857   $301,440  $92,442   $131,229  $71,444  $160,135    $106,619
  Securities...........   120,638   21,310     16,382    13,892     41,489   39,354     11,988   14,499    40,468      25,006
  Loans, net of
  unearned income......   639,859   41,643     42,636    24,932    226,161   43,489    103,577   45,218    90,039      69,069
  Allowance for loan
  losses...............     8,517      623        500       359      3,318      580      1,448      547     1,213         963
  Deposits.............   583,739   60,794     55,914    36,697    240,606   78,967    109,328   60,563   136,702      84,790
  Short-term debt......     6,199      --         --        --         --       --       2,000      --        --          --
  Long-term debt.......    56,000    5,000      8,700       --      23,039    6,000     10,000    5,000     5,000       5,000
  Stockholders'
  equity...............    61,855    5,780      5,196     3,598     27,667    6,198      9,088    5,597    10,693       6,703
Performance Ratios:
 Return on average
 assets................      1.29%    1.84%      1.86%     0.09%      1.50%    1.83%      1.33%    1.63%     1.46%       1.16%
 Return on average
 equity................     17.25    19.90      21.26      1.03      16.46    20.66      19.35    18.22     19.88       16.39
 Net interest margin...      3.64     5.28       4.64      2.65       4.94     4.29       4.74     5.30      4.65        4.17
Capital and Liquidity
Ratios:
 Average equity to
 average assets........      7.45     9.26       8.77      9.26       9.09     8.87       6.86     8.97      7.33        7.09
 Leverage (4.00%
 required minimum).....      7.26     7.81       8.25      9.37       8.43     7.16       7.19     8.75      7.37        7.29
 Risk-based capital
  Tier 1 (4.00%
  required minimum)....      8.84    12.18      12.60     13.58      10.51    13.87       9.30    12.66     11.65       10.73
  Total (8.00% required
  minimum).............     10.01    13.43      13.72     14.77      11.76    15.08      10.55    13.82     12.85       11.98
 Average loans to
 average deposits......    108.95    62.85      77.01     56.75      90.97    54.38      90.51    67.04     67.92       70.52

                     (Amounts in thousands, except ratios)
                                  (Unaudited)

                                   December 31, 1998
                        -------------------------------------------------------------------------------------------------------
                        National  Alabama             Citizens &   First     First     First             Georgia    Community
                        Bank of   Exchange   Bank of   Peoples    American  Citizens    Gulf    Public    State      Bank of
                        Commerce    Bank    Dadeville Bank, N.A.    Bank     Bank       Bank     Bank      Bank    Naples, N.A.
                        --------  --------  --------- ----------  --------  --------  --------  -------  --------  ------------
Summary of Operations:
 Interest income....... $ 51,527  $ 4,958    $ 5,143   $ 1,621    $ 20,014  $ 6,607   $  7,945  $ 3,917  $  9,764    $ 5,415
 Interest expense......   27,550    1,726      2,232     1,110       9,293    3,143      3,397    1,356     4,334      2,657
 Net interest income...   23,977    3,232      2,911       511      10,721    3,464      4,548    2,561     5,430      2,758
 Provision for loan
  losses...............      --       283         21       183         509       16        387       44        10        343
 Securities gains
  (losses).............      --       --           3       --           28      --           4      --        --         --
 Noninterest income....   19,374      708        747       132       3,505      777      1,329      841     1,644        244
 Noninterest expense...   29,509    1,932      1,706       882       8,685    2,134      3,953    1,919     4,544      2,353
 Net income............    9,428    1,186      1,343      (266)      3,665    1,509      1,053      966     1,651         43

Balance Sheet
Highlights:
 At Period-End:
   Total assets........ $767,245  $66,779    $67,958   $40,007    $268,460  $88,465   $112,453  $57,713  $131,294    $92,639
   Securities..........   93,863   21,198     18,076    20,714      30,423   34,189     13,035   13,320    46,075     32,952
   Loans, net of
    unearned income....  528,176   38,488     43,977    13,503     199,302   46,567     87,756   34,457    72,104     40,365
   Allowance for loan
    losses.............    8,271      521        467       203       2,982      647      1,100      498     1,245        606
   Deposits............  482,339   59,938     54,550    35,743     229,682   77,811     98,376   51,860   114,468     73,609
   Short-term debt.....    5,000      --       5,200       --          --       --         --       --      4,550        --
   Long-term debt......   20,244      --         --        --       10,084      --         --       --        --       2,000
   Stockholders'
    equity.............   57,348    6,239      6,055     4,129      23,511    7,711      7,776    5,371    10,062      6,241

Performance Ratios:
 Return on average
  assets...............     1.27%    1.76%      2.07%    (1.02)%      1.50%    1.69%      1.01%    1.82%     1.33%      0.05%
 Return on average
  equity...............    17.44    20.83      22.23     (6.28)      16.64    18.07      14.38    18.71     17.05       0.85
 Net interest margin...     3.74     5.27       4.85      2.22        4.87     4.26       4.92     5.23      4.77       3.76

Capital and Liquidity
Ratios:
 Average equity to
  average assets.......     7.30     8.44       9.31     16.31        9.03     9.37       7.04     9.71      7.82       6.42
 Leverage (4.00%
  required minimum)....     7.33     7.80       9.02     11.37        9.00     8.06       7.20     9.55      7.24       7.44
 Risk-based capital
   Tier 1 (4.00%
    required minimum)..     9.65    12.47      12.76     20.11       10.59    13.60       8.74    14.92     12.30      13.70
   Total (8.00%
    required minimum)..    10.90    13.72      13.76     21.11       11.84    14.82       9.97    16.17     13.55      14.95
 Average loans to
  average deposits.....    99.15    58.33      80.68     35.83       91.85    61.46      82.08    66.63     63.62      47.20

Results of Operations

 Year ended December 31, 1999, compared with year ended December 31, 1998

  The Company's net income increased by $4.9 million, or 28.2%, to $22.3 million in the year ended December 31, 1999, from $17.4 million in the year ended December 31, 1998. Return on average assets during 1999 was 1.26%, compared with 1.10% during 1998, and return on average equity was 16.28% during 1999, compared with 13.81% during 1998.

  Net interest income increased $7.3 million, or 12.2%, to $66.4 million in 1999 from $59.1 million in 1998, as interest income increased by $10.0 million and interest expense increased $2.7 million. The increase in net interest income is primarily attributable to a $193.3 million increase in average loans to $1.2 billion during 1999, from $1.0 billion in 1998, as a result of management emphasis on loan growth. In general, loans are the Company's highest yielding earning asset. The increased interest expense is primarily attributable to an increase in average time deposits of $71.1 million to $612.3 million in 1999, from $541.1 million in 1998 and an increase in average long-term debt to $58.4 million in 1999, from $30.5 million in 1998, an increase of $27.4 million. The increases are due to the Company's need to fund loan growth and these funding sources generally bear higher interest rates than interest-bearing transaction accounts.

  The Company's net interest spread and net interest margin were 3.63% and 4.18%, respectively, in 1999, decreasing by 4 and 6 basis points, respectively, from 1998. These slight decreases reflect declining yields on average loans that exceeded the decline in cost of interest-bearing liabilities, attributable to increased competition from banks and other financial institutions.

  The Company recorded a provision for loan losses of $2.0 million during 1999 compared with $1.8 million one year ago. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level. The Company's allowance for loan losses as a percentage of period-end loans (excluding loans held for sale) was 1.37% at December 31, 1999, compared with 1.52% at December 31, 1998, and the allowance for loan losses as a percentage of period-end nonperforming assets was 343.2% at December 31, 1999, compared with 271.6% at December 31, 1998. The Company experienced net charge-offs of $426,000 in 1999 equating to a ratio of net charge-offs to average loans of 0.04% compared with net charge-offs of $100,000 in 1998 equating to a ratio of net charge-offs to average loans of 0.01%. See "Provision and Allowance for Loan Losses."

  Noninterest income, including net securities gains and losses, increased $1.2 million, or 4.1%, to $30.6 million in 1999, compared with $29.4 million in 1998. The Company experienced revenue decreases in its investment services and mortgage lending divisions of $1.7 million, or 10.9%, to $14.1 million in 1999 from $15.8 million in 1998. Service charges on deposit accounts increased by $220,000, or 3.0%, to $7.5 million in 1999 from $7.3 million in 1998.
Earnings on bank owned life insurance policies totaled $1.5 million in 1999 compared with $1.2 million, representing an increase of 28.9%. The Company's newly acquired insurance division recorded revenue of $1.1 million during 1999. During 1999, the Company also recognized a gain of $819,000 on the curtailment of its defined benefit pension plan. Non-recurring sales of assets resulted in gains of $249,000 in 1999 compared to $247,000 in 1998. Noninterest expense increased $1.3 million, or 2.1%, to $62.5 million during 1999, compared with $61.2 million during 1998. See "Noninterest Income and Expense."

  Income before the provision for income taxes increased $7.0 million, or 27.4%, to $32.5 million in 1999, from $25.5 million in 1998. Net income increased $4.9 million during 1999.

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

  Net interest income increased $3.0 million, or 5.4%, to $59.1 million in 1998 from $56.1 million in 1997, as interest income increased by $11.2 million and interest expense increased $8.2 million. The increase in net interest income was primarily attributable to a $103.8 million increase in average loans to $1.0 billion during 1998, from $903.9 million during 1997, as a result of management emphasis on loan growth. The increase in interest expense was primarily attributable to an increase in average interest-bearing deposits of $125.5 million to $1.0 billion in 1998, from $895.9 million in 1997. In general, loans are the Company's highest yielding earning asset.

  The Company's net interest spread and net interest margin were 3.67% and 4.24%, respectively, in 1998, decreasing by 34 and 38 basis points, respectively, from 1997. These decreases reflected a declining yield on average loans and an increasing cost of interest-bearing liabilities, both attributable to competition from banks and other financial institutions, a flattening yield curve, and rate compression from recent reductions in the prime rate.

  The Company recorded a provision for loan losses of $1.8 million during 1998 compared with $3.4 million during 1997. $509,000 of the 1998 provision for loan losses and $2.8 million of the 1997 provision for loan losses was recorded at FAB, primarily associated with higher loss experience in FAB's indirect automobile lending and sub-prime mortgage lending portfolios (which lending businesses were discontinued during 1997). The Company's allowance for loan losses as a percentage of period-end loans was 1.52% at December 31, 1998, compared to 1.54% at December 31, 1997, and the allowance for loan losses as a percentage of period-end nonperforming assets was 271.6% at December 31, 1998, compared with 211.0% at December 31, 1997. The Company experienced net charge-offs of $100,000 in 1998 equating to a ratio of net charge-offs to average loans of 0.01% compared with net charge-offs of $1.2 million in 1997 equating to a ratio of net charge-offs to average loans of 0.13%. See "Provision and Allowance for Loan Losses."

  Noninterest income, including net securities gains and losses, increased $9.1 million, or 44.6%, to $29.4 million in 1998, compared with $20.3 million in 1997. The Company experienced increases in its fee-based divisions (investment services, trust, and mortgage lending) of $6.3 million, or 54.3%, to $17.9 million in 1998 from $11.6 million in 1997. Service charges increased by $660,000, or 10.0%, to $7.3 million in 1998 from $6.6 million in 1997.
Earnings on bank owned life insurance policies totaled $1.2 million in 1998 compared with $39,000 in 1997. These policies were purchased in December of 1997 and, accordingly, 1998's earnings on these policies are substantially higher as they reflect a full year's earnings. Non-recurring sales of assets netted $247,000 in 1998 and included a gain of $310,000 resulting from the sale of a certain portion of FAB's loan portfolio. In 1997, non-recurring sales of assets included a charge to provide for the consolidation of FAB's data processing facilities into the existing Company facility and included losses resulting from abandonment of certain leasehold improvements, which totaled $499,000. Noninterest expense increased $8.4 million, or 15.9%, to $61.2 million during 1998, compared with $52.8 million during 1997. See "Noninterest Income and Expense."

  Income before the provision for income taxes increased $5.3 million, or 26.4%, to $25.5 million in 1998, from $20.2 million in 1997. Net income increased $3.3 million during 1998.

Net Interest Income

  The largest component of the Company's net income is its net interest income--the difference between the income earned on assets and interest paid on deposits and borrowed funds used to support its assets. Net interest income is determined by the yield earned on the Company's earning assets and rates paid on its interest-bearing liabilities, the relative amounts of earning assets and interest-bearing liabilities and the maturity and repricing characteristics of its earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents the Company's net interest margin.

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

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                      Year ended December 31,
                          -----------------------------------------------------------------------------------
                                     1999                        1998                        1997
                          --------------------------- --------------------------- ---------------------------
                           Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/  Yield/
                           Balance    Expense   Rate   Balance    Expense   Rate   Balance    Expense   Rate
                          ----------  -------- ------ ----------  -------- ------ ----------  -------- ------
        ASSETS:
        -------

Earning assets:
 Loans(1)(3)............  $1,201,041  $102,549  8.54% $1,007,695  $ 92,343  9.16% $  903,930  $ 85,549  9.46%
 Securities:
 Taxable................     297,843    18,834  6.32     273,782    17,213  6.29     213,533    13,829  6.48
 Tax exempt.............      33,173     2,458  7.41      33,182     2,510  7.56      32,939     2,628  7.98
 Cash balances in other
  banks.................       1,830       110  6.01       2,019       106  5.25       1,042        55  5.28
 Funds sold.............      46,647     2,406  5.16      75,039     4,256  5.67      59,683     3,353  5.62
 Trading account
  securities............       6,669       356  5.34       4,352       264  6.07       3,488       193  5.53
                          ----------  --------        ----------  --------        ----------  --------
   Total earning
    assets(2)...........   1,587,203   126,713  7.98   1,396,069   116,692  8.36   1,214,615   105,607  8.69
                          ----------  --------        ----------  --------        ----------  --------
Cash and due from
 banks..................      65,474                      56,529                      49,004
Premises and equipment..      42,041                      37,404                      35,142
Other assets............      84,244                     108,715                      55,822
Allowance for loan
 losses.................     (17,323)                    (15,608)                    (13,329)
                          ----------                  ----------                  ----------
   Total assets.........  $1,761,639                  $1,583,109                  $1,341,254
                          ==========                  ==========                  ==========

      LIABILITIES:
      ------------

Interest-bearing
 liabilities:
 Interest-bearing
  transaction accounts..  $  197,811     4,860  2.46  $  167,034     4,271  2.56  $  141,830     3,703  2.61
 Savings and money
  market deposits.......     321,791    10,668  3.32     313,254    11,678  3.73     262,356     9,509  3.62
 Time deposits..........     612,263    32,061  5.24     541,142    30,466  5.63     491,751    27,477  5.59
 Funds purchased........     146,111     7,258  4.97     127,856     6,807  5.32      85,956     4,491  5.22
 Other short-term
  borrowings............      25,539     1,407  5.51      26,323     1,613  6.13      43,988     2,712  6.17
 Long-term debt.........      58,445     3,029  5.18      30,548     1,720  5.63       8,583       487  5.67
                          ----------  --------        ----------  --------        ----------  --------
   Total interest-
    bearing
    liabilities.........   1,361,960    59,283  4.35   1,206,157    56,555  4.69   1,034,464    48,379  4.68
                          ----------  --------        ----------  --------        ----------  --------
 Demand deposits........     218,263                     192,427                     162,081
 Accrued interest and
  other liabilities.....      44,609                      58,696                      33,827
 Stockholders' equity...     136,807                     125,829                     110,882
                          ----------                  ----------                  ----------
   Total liabilities and
    stockholders'
    equity..............  $1,761,639                  $1,583,109                  $1,341,254
                          ==========                  ==========                  ==========
Net interest spread.....                        3.63%                       3.67%                       4.01%
                                                ====                        ====                        ====
Net interest
 income/margin on a
 taxable equivalent
 basis..................                67,430  4.25%               60,137  4.31%               57,228  4.71%
                                                ====                        ====                        ====
Tax equivalent
 adjustment(2)..........                 1,045                         988                       1,099
                                      --------                    --------                    --------
Net interest
 income/margin..........              $ 66,385  4.18%             $ 59,149  4.24%             $ 56,129  4.62%
                                      ========  ====              ========  ====              ========  ====

--------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.
(3) Fees in the amount of $3,268,000, $3,273,000, and $3,244,000 are included in interest and fees on loans for 1999, 1998, and 1997, respectively.

  During 1999, the Company experienced an increase in net interest income of $7.3 million, or 12.2%, to $66.4 million, compared with $59.1 million in 1998. Net interest income increased despite a decrease in the net interest spread of 4 basis points to 3.63% in 1999 from 3.67% in 1998, and a decrease in the net interest margin of 6 basis points to 4.18% in 1999, compared with 4.24% in 1998. Because the relative yield on loans exceeds that of all other earnings assets, the primary reason for the increased net interest income was a 19.2% increase in average loan volume. The slight decline in net interest spread and net interest margin is due to declining yields on average loans that exceeded the decline in cost of interest-bearing liabilities, attributable to competition from banks and other financial institutions. The Company's average liabilities in 1999 included more interest bearing liabilities than in 1998. During 1999, net average earning assets increased by $191.1 million, or 13.79%, to $1.59 billion from $1.40 billion in 1998. The major components of this increase included average loans which increased $193.3 million, or 19.2%, to $1.20 billion in 1999 from $1.01 billion in 1998, and securities which increased $24.0 million, or 7.8%, to $331.0 million in 1999 from $307.0 million in 1998.

 Analysis of Changes in Net Interest Income

  The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 1999 and 1998. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                              December 31,
                          --------------------------------------------------------
                            1999 Compared to 1998        1998 Compared to 1997
                               Variance Due to              Variance Due to
                          ---------------------------  ---------------------------
                          Volume   Yield/Rate  Total   Volume   Yield/Rate  Total
                          -------  ---------- -------  -------  ---------- -------
Earning assets:
Loans...................  $16,782   $(6,576)  $10,206  $ 9,573   $(2,779)  $ 6,794
Securities:
  Taxable...............    1,538        83     1,621    3,801      (417)    3,384
  Tax exempt............       (1)      (51)      (52)      19      (137)     (118)
Cash balances in other
 banks..................      (10)       14         4       51        --        51
Funds sold..............   (1,494)     (356)   (1,850)     873        30       903
Trading account
 securities.............      127       (35)       92       51        20        71
                          -------   -------   -------  -------   -------   -------
    Total interest
     income.............   16,942    (6,921)   10,021   14,368    (3,283)   11,085

Interest-bearing
 liabilities:
Interest-bearing
 transaction accounts...      762      (173)      589      641       (73)      568
Savings and money market
 deposits...............      309    (1,319)   (1,010)   1,875       294     2,169
Time deposits...........    3,808    (2,213)    1,595    2,790       199     2,989
Funds purchased.........      921      (470)      451    2,228        88     2,316
Other short-term
 borrowings.............      (47)     (159)     (206)  (1,081)      (18)   (1,099)
Long-term debt..........    1,456      (147)    1,309    1,236        (3)    1,233
                          -------   -------   -------  -------   -------   -------
    Total interest
     expense............    7,209    (4,481)    2,728    7,689       487     8,176
                          -------   -------   -------  -------   -------   -------
    Net interest income
     on a taxable
     equivalent basis...  $ 9,733   $(2,440)    7,293  $ 6,679   $(3,770)    2,909
                          =======   =======            =======   =======
Taxable equivalent
 adjustment.............                          (57)                         111
                                              -------                      -------
Net interest income.....                      $ 7,236                      $ 3,020
                                              =======                      =======

Interest Sensitivity and Market Risk

 Interest Sensitivity

  The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is simulation analysis, which technique is augmented by "gap" analysis.

  In sensitivity analysis, the Company reviews each individual asset and liability category and their projected behavior in various different interest rate environments. These projected behaviors are based upon management's past experiences and upon current competitive environments, including the various environments in the different markets in which the Company competes. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output a projection of net interest income. The Company also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models. See "Market Risk."

  Another technique used by the Company in interest rate management is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.

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

  The following table illustrates the Company's interest rate sensitivity at December 31, 1999, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                               December 31, 1999
                          -----------------------------------------------------------------
                                    After One  After Three
                           Within    Through     Through               Greater
                            One       Three      Twelve      Within    Than One
                           Month     Months      Months     One Year     Year      Total
                          --------  ---------  -----------  --------   --------  ----------
        ASSETS:
        -------

Earning assets:
  Loans(1)..............  $485,302  $ 99,398    $ 181,673   $766,373   $558,256  $1,324,629
  Securities(2).........    17,999    11,364       45,710     75,073    261,381     336,454
  Trading securities....     2,701       --           --       2,701        --        2,701
  Interest-bearing
   deposits in other
   banks................     6,768       --           --       6,768        --        6,768
  Funds sold............    33,568       --           --      33,568        --       33,568
                          --------  --------    ---------   --------   --------  ----------
   Total interest-
    earning assets......  $546,338  $110,762    $ 227,383   $884,483   $819,637  $1,704,120

      LIABILITIES:
      ------------

Interest-bearing
 liabilities:
  Interest-bearing
   deposits:
   Demand deposits......  $ 69,825  $    --     $     --    $ 69,825   $148,058  $  217,883
   Savings and money
    market deposits.....   122,195       --         8,165    130,360    166,363     296,723
   Time deposits(3).....    76,675   161,918      367,559    606,152    111,212     717,364
  Funds purchased.......   131,878       --           --     131,878        --      131,878
  Short-term
   borrowings(4)........    24,588       --           --      24,588        --       24,588
  Long-term debt........         1         2           15         18    123,721     123,739
                          --------  --------    ---------   --------   --------  ----------
   Total interest-
    bearing
    liabilities.........  $425,162  $161,920    $ 375,739   $962,821   $549,354  $1,512,175
                          --------  --------    ---------   --------   --------  ----------
Period gap..............  $121,176  $(51,158)   $(148,356)  $(78,338)  $270,283
                          ========  ========    =========   ========   ========
Cumulative gap..........  $121,176  $ 70,018    $ (78,338)  $(78,338)  $191,945  $  191,945
                          ========  ========    =========   ========   ========  ==========
Ratio of cumulative gap
 to total earning
 assets.................     22.18%    63.21%      (34.45)%   (34.45)%    23.42%

--------
(1)  Excludes nonaccrual loans of $4,146,000.
(2)  Excludes investment equity securities with a market value of $8,669,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $6,199,000.

  The Company generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market interest rates when it is liability sensitive. The Company is liability sensitive throughout one year after three months. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Accordingly, management believes that a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

  With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At December 31, 1999, mortgage backed securities totaling $207.0 million, or 10.8% of total assets and essentially every underlying loan, net of unearned income, (totaling $1.32 billion, or 68.7% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

  Deposits totaled $1.44 billion, or 75.0% of total assets, at December 31, 1999. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by the Company in its simulation analysis. Specifically, the Company's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

  The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during 1999. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 1999 and, certainly, the future impact of market risk on the Company's net interest margin, may differ from that found in the table.

                                  MARKET RISK
                            (Amounts in thousands)

                         Year ended December 31, 1999           Year ended December 31, 1998
  Change in              ---------------------------------      ---------------------------------
  Prevailing              Net Interest       Change from         Net Interest       Change from
Interest Rates           Income Amount      Income Amount       Income Amount      Income Amount
--------------           ---------------    --------------      ---------------    --------------
+200 basis points.......    $        74,125              1.49 %    $        63,238              6.91 %
+100 basis points.......             73,490              0.62               61,194              3.46
0 basis points..........             73,037               --                59,149               --
-100 basis points.......             71,591             (1.98)              57,063             (3.53)
-200 basis points.......             69,424             (4.95)              54,977             (7.05)


Provision and Allowance for Loan Losses

  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a monthly basis, management reviews the appropriate level for the allowance for loan losses. This review and analysis is based on the results of the internal monitoring and reporting system, analysis of economic conditions in its markets and a review of historical statistical data, current trends regarding the volume and severity of past due and problem loans and leases, the existence and effect of concentrations of credit, and changes in national and local economic conditions for both the Company and other financial institutions. Management also considers in its evaluation of the adequacy of the allowance for loan losses the results of regulatory examinations conducted for each Bank, including evaluation of the Company's policies and procedures and findings from the Company's independent loan review department.

  The provision for loan losses increased by $158,000, or 8.8%, to $1.95 million in 1999 from $1.8 million in 1998. This increased provision reflected the Company's large growth in loans during 1999. The growth in loans exceeded the growth in loan loss provision, primarily due to the Company's low charge off experience and low nonperforming asset levels. Management believes the allowance for loan losses, at its current level, adequately covers the Company's exposure to loan losses.

  Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Company's regulators or its economic environment will not require further increases in the allowance.

  Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance for loan losses at an appropriate level as determined by management. Loan losses and recoveries are charged or credited directly to the allowance for loan losses.

  The following table presents the information associated with the Company's allowance and provision for loan losses for the dates indicated.

                           ALLOWANCE FOR LOAN LOSSES
                  (Amounts in thousands, except percentages)

                                     Year ended December 31,
                         ----------------------------------------------------
                            1999        1998       1997      1996      1995
                         ----------  ----------  --------  --------  --------
Total loans outstanding
 at end of period, net
 of unearned income(1).. $1,320,160  $1,087,027  $961,079  $863,968  $743,530
                         ==========  ==========  ========  ========  ========
Average amount of loans
 outstanding, net of
 unearned income(1)..... $1,190,111  $1,003,366  $900,644  $794,105  $509,956
                         ==========  ==========  ========  ========  ========
Allowance for loan
 losses at beginning of
 period................. $   16,540  $   14,844  $ 12,633  $ 11,621  $  7,597
Charge-offs:
  Commercial, financial
   and agricultural.....        211         418       516       809     1,247
  Real estate--
   mortgage.............        392         200       531       160       454
  Consumer..............        674       1,246     1,880     1,027       543
                         ----------  ----------  --------  --------  --------
    Total charge-offs...      1,277       1,864     2,927     1,996     2,244
                         ----------  ----------  --------  --------  --------
Recoveries:
  Commercial, financial
   and agricultural.....        188       1,012     1,068     1,525     1,294
  Real estate--
   mortgage.............        348         296       200       152       296
  Consumer..............        315         456       449       296       383
                         ----------  ----------  --------  --------  --------
    Total recoveries....        851       1,764     1,717     1,973     1,973
                         ----------  ----------  --------  --------  --------
    Net charge-offs.....        426         100     1,210        23       271
Provision for loan
 losses.................      1,954       1,796     3,421     1,035     1,171
Changes incidental to
 acquisitions...........        --          --        --        --      3,124
                         ----------  ----------  --------  --------  --------
Allowance for loan
 losses at period-end... $   18,068  $   16,540  $ 14,844  $ 12,633  $ 11,621
                         ==========  ==========  ========  ========  ========
Allowance for loan
 losses to period-end
 loans(1)...............       1.37%       1.52%     1.54%     1.46%     1.56%
Net charge-offs to
 average loans(1).......       0.04        0.01      0.13      0.00      0.05

--------
(1)  Does not include loans held for sale.

 Allocation of Allowance

  There is no formal allocation of the allowance for loan losses by loan category.

 Nonperforming Assets

  The following table presents the Company's nonperforming assets for the dates indicated.

                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)

                                               At December 31,
                                   -------------------------------------------
                                    1999     1998     1997     1996     1995
                                   -------  -------  -------  -------  -------
Nonaccrual loans.................  $ 4,146  $ 4,357  $ 4,228  $ 2,735  $ 2,843
Restructured loans...............      432      499    1,052      605      949
Loans past due 90 days or more
 and still accruing..............      --       --       --         9      126
                                   -------  -------  -------  -------  -------
  Total nonperforming loans......    4,578    4,856    5,280    3,349    3,918
Other real estate owned..........      687    1,234    1,756      842      780
                                   -------  -------  -------  -------  -------
  Total nonperforming assets.....  $ 5,265  $ 6,090  $ 7,036  $ 4,191  $ 4,698
                                   =======  =======  =======  =======  =======
Allowance for loan losses to
 period-end loans(1).............     1.37%    1.52%    1.54%    1.46%    1.56%
Allowance for loan losses to
 period-end nonperforming loans..   394.67   340.61   281.14   377.22   296.61
Allowance for loan losses to
 period-end nonperforming
 assets..........................   343.17   271.59   210.97   301.43   247.36
Net charge-offs to average
 loans(1)........................     0.04     0.01     0.13     0.00     0.05
Nonperforming assets to period-
 end loans and foreclosed
 property(1).....................     0.40     0.56     0.73     0.48     0.63
Nonperforming loans to period-end
 loans(1)........................     0.35     0.45     0.55     0.39     0.53

--------
(1)  Does not include loans held for sale.

  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. It is the Company's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses. During the years ending December 31, 1999, 1998 and 1997, approximately $391,000, $384,000, and $371,000, respectively, in additional interest income would have been recognized in earnings if the Company's nonaccrual loans had been current in accordance with their original terms.

  Total nonperforming assets decreased $825,000 to $5.3 million at December 3l, 1999, from $6.1 million at December 31, 1998. The allowance for loan losses to period-end nonperforming assets was 343.17% at December 31, 1999, compared with 271.59% at December 31, 1998. This ratio will generally fluctuate from period to period depending upon nonperforming asset levels at period end. All categories of nonperforming assets decreased at year end 1999 compared with 1998, with the largest decline being a $547,000 reduction in other real estate owned.

 Potential Problem Loans

  A potential problem loan is one that management has concerns as to the borrower's future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that the Company's interests are protected. At December 31, 1999, the Company had certain loans considered by management to be potential problem loans totaling $21.2 million. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

 Noninterest income

  The Company relies on five distinct product lines for the production of recurring noninterest income: traditional retail and commercial banking, and operating segments including mortgage banking, trust services, investment services and insurance services. Combined fees associated with these product lines totaled $24.8 million in 1999, compared with $25.2 million in 1998, a decrease of $344,000, or 1.4%.

  The following table sets forth, for the periods indicated, the principal components of noninterest income.

                              NONINTEREST INCOME
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Service charges on deposit accounts.................... $ 7,479 $ 7,259 $ 6,599
Investment services income.............................  10,097  11,508   8,162
Trust fees.............................................   2,190   2,101   1,799
Origination and sale of mortgage loans.................   3,993   4,303   1,644
Gain on disposal of assets and deposits................     249     247    (497)
Securities gains (losses)..............................     190     174      (2)
Bank owned life insurance..............................   1,504   1,167      39
Insurance commissions..................................   1,068     --      --
Gain on pension curtailment............................     819     --      --
Other..................................................   2,968   2,591   2,550
                                                        ------- ------- -------
  Total noninterest income............................. $30,557 $29,350 $20,294
                                                        ======= ======= =======

 Noninterest Expense

  The following table sets forth, for the periods indicated, the principal components of noninterest expense.

                              NONINTEREST EXPENSE
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Salaries and employee benefits......................... $37,452 $36,021 $29,992
Net occupancy expense..................................   7,265   6,724   6,623
Amortization of goodwill...............................     387     302     298
Advertising............................................   1,028     976   1,445
Banking assessments....................................     482     473     411
Data processing expenses...............................   1,442   2,435   2,151
Legal and professional fees............................   2,911   3,609   1,947
Non-credit losses (recoveries).........................     206     129     283
Other..................................................  11,282  10,485   9,638
                                                        ------- ------- -------
  Total noninterest expense............................ $62,455 $61,154 $52,788
                                                        ======= ======= =======

  Salaries and employee benefits increased $1.4 million, or 4.0%, in 1999. This increase reflects the Company's general growth in employment concurrent with its asset and revenue growth as well as salary increases reflecting employee performance, job duties, and competitive employment market conditions. These factors were somewhat offset by reduced commission compensation in the some of the Company's commission based businesses, such as mortgage origination and investment services, where revenue declined.

  Noninterest expenses increased $1.3 million, or 2.1%, to $62.5 million in 1999, from $61.2 million in 1998. Data processing fees decreased $993,000, or 68.9%, in 1999 to $1.4 million, in part due to costs associated with conversion costs related to completed mergers during 1998 as well as operating efficiencies from consolidating such operations in 1999. Legal and professional fees, $2.9 million in 1999, decreased $698,000, or 27.7%, from $3.6 million in 1998 as a result of costs associated with mergers completed during 1998. The Company completed three mergers during 1998 and one during 1999.

 Investment Services

  The following table sets forth, for the periods indicated, the summary of operations for the investment services departments of the Company:

                         INVESTMENT SERVICES DIVISION
                            (Amounts in thousands)

                                                          Year ended December
                                                                  31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------- ------- ------
Investment services revenue............................. $10,097 $11,508 $8,162
Other revenue...........................................   2,765   1,409  1,311
                                                         ------- ------- ------
  Total investment revenue..............................  12,862  12,917  9,473
Expenses and allocated charges..........................  11,193  10,500  8,479
                                                         ------- ------- ------
  Net investment services revenue....................... $ 1,669 $ 2,417 $  994
                                                         ======= ======= ======

  National Bank of Commerce of Birmingham ("NBC") operates an investment department devoted primarily to handling correspondent banks' investment needs. NBC has a wholly owned subsidiary, NBC Securities, Inc. ("NBC Securities"), that is licensed as a broker-dealer. Together, NBC's investment department and NBC Securities comprise the Investment Service Division. Investment services revenues consist primarily of commission income from the sale of investment securities. Investment services revenue decreased $1.4 million, or 12.3%, to 10.1 million in 1999 from $11.5 million in 1998. This decrease occurred in the fixed income division of NBC's investment services department, whose customers are primarily correspondent banks. The rising interest rate environment in 1999 combined with strong loan demand in the economy reduced these investors' demand for fixed income securities. In addition, many of these customers elected to retain greater liquidity at year end 1999 in preparation for potential Year 2000 liquidity needs, resulting in further reduced demand in the 1999 fourth quarter. NBC Securities experienced a $1.2 million increase in its investment services revenue due to the addition of additional investment advisors as well as favorable market conditions. The total of these two areas was a net decrease in investment services revenue, which decrease was partially offset by an increase in other revenue of $1.4 million, or 96.2%, to $2.8 million in 1999 compared to $1.4 million in 1998. This other revenue consists primarily of net interest income earned on margin loans at NBC Securities but also includes interest and dividends on trading assets and fee based services including asset/liability consulting, bond accounting and security safekeeping. Investment services revenues increased $3.3 million, or 41.0%, to $11.5 million in 1998 from $8.2 million in 1997, primarily as a result of favorable market conditions. These results include certain income and expense items that are allocated by management to the investment services areas of the Company.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Trust Division

  The following table sets forth, for the periods indicated, the summary of operations for the trust division of the Company:

                                TRUST DIVISION
                            (Amounts in thousands)

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
Trust division income..................................... $2,190 $2,101 $1,799
Expenses and allocated charges............................  1,149  1,169  1,105
                                                           ------ ------ ------
  Net trust division revenue.............................. $1,041 $  932 $  694
                                                           ====== ====== ======

  Trust division income increased $89,000, or 4.2%, to $2.2 million in 1999 from $2.1 million in 1998 due to new customer relationships and growth of existing assets managed. Similar conditions resulted in a 16.8% increase in trust department fees to $2.1 million in 1998 from $1.8 million in 1997.

  Despite the increase in Trust division income, Trust division expenses and allocated charges decreased $20,000, or 1.7% in 1999 versus 1998, from $1.2 million to $1.1 million due to tight expense control, resulting in an 11.7% increase in net trust division revenue. These results include certain income and expense items that are allocated by management to the trust services area of the Company.

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

                           MORTGAGE LENDING DIVISION
                            (Amounts in thousands)

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
Origination and sale of mortgage loans(1)................. $4,240 $4,405 $1,644
Interest income...........................................    527    649    545
                                                           ------ ------ ------
  Total revenue...........................................  4,767  5,054  2,189
Expenses and allocated charges............................  3,391  3,061  1,643
                                                           ------ ------ ------
  Net mortgage lending division revenue................... $1,376 $1,993 $  546
                                                           ====== ====== ======

--------
(1) Includes intercompany income allocated to mortgage lending division totaling $247,000 and $102,000 at December 31, 1999 and 1998,
     respectively.

  Fees charged in connection with the origination and resale of mortgage loans decreased $165,000, or 3.7%, to $4.2 million in 1999 from $4.4 million in 1998, due primarily to changing market conditions. As interest rates rose in 1999, mortgage origination volume declined. The expenses and allocated charges increased by $330,000 to $3.4 million in 1999 from $3.1 million in 1998. The rise in expenses was largely due to expansion of the mortgage lending business into four new markets and the increased level of expenses associated with such expansion. As the new mortgage lending branches acquire market share, management expects the profit margin in these areas will be comparable to that in existing markets served by the Company. Fees charged in connection with the origination and resale of mortgage loans totaled $4.4 million in 1998 and $1.6 million in 1997, an increase of $2.8 million, or 167.9%, resulting from a favorable interest rate environment, staff additions, and expansion of services into different geographic areas serviced by the Company. Expenses and allocated charges in the mortgage lending division grew 86.3% to $3.1 million in 1998 from $1.6 million in 1997. In spite of this 86.3% increase, these expenses grew at a lower rate than revenues as a result of more efficient operations and leveraging the available fixed cost structure. These results include certain income and expense items that are allocated by management to the mortgage lending area of the Company.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Insurance Services Division

  The following table sets forth, for the periods indicated, a summary of operations for the insurance services division of the Company.

                              INSURANCE DIVISION
                            (Amounts in thousands)

                                                         Year ended December 31,
                                                         -----------------------
                                                         1999(1) 1998(1) 1997(1)
                                                         ------- ------- -------
Commission income....................................... $1,068   $--     $--
Other income............................................     16    --      --
                                                         ------   ----    ----
  Total revenue.........................................  1,084    --      --
Expenses and allocated charges..........................    884    --      --
                                                         ------   ----    ----
  Net insurance division revenue........................ $  200   $--     $--
                                                         ======   ====    ====

--------
(1)  The insurance division was acquired in May 1999.

  The Company purchased an existing insurance company in May of 1999, thus the operating results indicated above only include activity since the date of acquisition. These results include certain income and expense items that are allocated by management to the insurance services division of the Company.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

Earning Assets

 Loans

  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $1.20 billion in 1999 compared to $1.01 billion in 1998, an increase of $193.3 million, or 19.2%. At December 31, 1999, total loans, net of unearned income, were $1.32 billion compared to $1.09 billion at the end of 1998, an increase of $233.1 million, or 21.4%.

  The growth in the Company's loan portfolio is attributable to the Company's ability to attract new customers while maintaining consistent underwriting standards and general economic conditions that resulted in increased loan demand from existing customers. The following table details the composition of the loan portfolio by category at the dates indicated.

                         COMPOSITION OF LOAN PORTFOLIO
                  (Amounts in thousands, except percentages)

                                                                December 31,
                          -------------------------------------------------------------------------------------------------
                                 1999                 1998                1997               1996               1995
                          -------------------  -------------------  -----------------  -----------------  -----------------
                                      Percent              Percent            Percent            Percent            Percent
                                        of                   of                 of                 of                 of
                            Amount     Total     Amount     Total    Amount    Total    Amount    Total    Amount    Total
                          ----------  -------  ----------  -------  --------  -------  --------  -------  --------  -------
Commercial and
 financial..............  $  257,047   19.45%  $  257,409   23.65%  $208,666   21.66%  $203,616   23.45%  $177,906   23.76%
Real estate:
 Construction...........     148,228   11.22       74,024    6.80     72,166    7.49     62,628    7.21     47,313    6.32
 Mortgage--residential..     358,400   27.13      291,644   26.80    289,395   30.05    262,320   30.20    210,813   28.15
 Mortgage--commercial...     369,158   27.94      291,437   26.78    253,338   26.30    206,393   23.76    195,856   26.15
 Mortgage--other........       3,111     .24        2,215     .20      2,299     .24      3,627     .42      4,407     .59
Consumer................      73,388    5.55       77,187    7.09     89,971    9.34     94,888   10.93     93,163   12.44
Other...................     111,913    8.47       94,509    8.68     47,346    4.92     35,005    4.03     19,415    2.59
                          ----------  ------   ----------  ------   --------  ------   --------  ------   --------  ------
 Total gross loans......   1,321,245  100.00%   1,088,425  100.00%   963,181  100.00%   868,477  100.00%   748,873  100.00%
                                      ======               ======             ======             ======             ======
Unearned income.........      (1,085)              (1,398)            (2,102)            (4,509)            (5,343)
                          ----------           ----------           --------           --------           --------
 Total loans, net of
  unearned income(1)....   1,320,160            1,087,027            961,079            863,968            743,530
Allowance for loan
 losses.................    (18,068)              (16,540)           (14,844)           (12,633)           (11,621)
                          ----------           ----------           --------           --------           --------
 Total net loans(1).....  $1,302,092           $1,070,487           $946,235           $851,335           $731,909
                          ==========           ==========           ========           ========           ========

--------
(1)  Does not include loans held for sale.

  In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Company's market areas, and for the Company in particular, to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

  The principal component of the Company's loan portfolio is real estate mortgage loans. At year-end 1999, this category totaled $878.9 million and represented 66.5% of the total loan portfolio, compared to $659.3 million, or 60.6%, of the total loan portfolio, at year-end 1998.

  Residential mortgage loans increased $66.8 million, or 22.9%, to $358.4 million at December 31, 1999, compared with $291.6 million at December 31, 1998. Commercial mortgage loans increased $77.7 million, or 26.7%, to $369.2 million at December 31, 1999. Increases in both of these categories of loans are primarily the result of the Company's expertise in and appetite for these commercial and residential real estate loans. In addition, the general economic conditions in its markets, which generate such lending opportunities, are partially responsible for this growth.

  Real estate construction loans increased $74.2 million, or 100.2%, to $148.2 million at December 31, 1999, compared with $74.0 million at December 31, 1998. The Company's focus on the home construction market and strong construction activity in markets it serves caused this increase.

  Consumer loans decreased $3.8 million, or 4.9%, during 1999 to $73.4 million from $77.2 million in 1998 as a result of a continuation of a reduced emphasis on certain areas of consumer lending.

  Other categories of loans increased $17.4 million, or 18.4% to $111.9 million during 1999 in part due to growth in margin lending in the investment services division, which loans are fully secured by marketable securities, and leases from the Company's leasing division, which had its first full year of operations in 1999 as it was formed in late 1998. The Company engages in no foreign lending operations.

  The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the Company's loans maturing within specific intervals at December 31, 1999.

          LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES
                            (Amounts in thousands)

                                                 December 31, 1999
                                      ----------------------------------------
                                               Over one year   Over
                                      One year through five    five
                                      or less      years      years    Total
                                      -------- ------------- -------- --------
Commercial, financial and
 agricultural........................ $146,635   $ 99,054    $ 11,358 $257,047
Real estate--construction............   85,044     40,041      23,143  148,228
Real estate--residential.............   52,155    103,726     202,519  358,400
Real estate--commercial..............   64,384    183,295     121,479  369,158
Consumer.............................   28,809     42,926       1,653   73,388

                                                         Predetermined Floating
                                                             Rates      Rates
                                                         ------------- --------
   Maturing after one year but within five years........   $359,447    $109,595
   Maturing after five years............................    117,934     242,218
                                                           --------    --------
                                                           $477,381    $351,813
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

 Securities

  Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of the Company's earning assets. Securities averaged $331.0 million during 1999, compared with $307.0 million during 1998, an increase of $24.0 million, or 7.8%. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities. At December 31, 1999, the securities portfolio totaled $345.1 million, including securities held to maturity with an amortized cost of $19.6 million and securities available for sale with a market value of $325.5 million.

  The following tables set forth the carrying value of securities held by the Company at the dates indicated.

                             INVESTMENT SECURITIES
                            (Amounts in thousands)

                                                         December 31,
                                                -------------------------------
                                                     1999            1998
                                                --------------- ---------------
                                                 Cost   Market   Cost   Market
                                                ------- ------- ------- -------
   U.S. Treasury securities.................... $   --  $   --  $ 2,607 $ 2,623
   U.S. Government Agencies....................     279     279     787     792
   State and political subdivisions............   8,942   9,064   9,673  10,087
   Mortgage backed securities..................  10,395  10,395  21,588  21,712
                                                ------- ------- ------- -------
       Total................................... $19,616 $19,738 $34,655 $35,214
                                                ======= ======= ======= =======

                         AVAILABLE FOR SALE SECURITIES
                            (Amounts in thousands)

                                                       December 31,
                                            -----------------------------------
                                                  1999              1998
                                            ----------------- -----------------
                                              Cost    Market    Cost    Market
                                            -------- -------- -------- --------
   U.S. Treasury securities................ $  4,574 $  4,561 $  8,624 $  8,724
   U.S. Government Agencies................   94,593   91,159   86,130   85,986
   State and political subdivisions........   24,909   24,543   25,659   26,377
   Mortgage backed securities..............  202,646  196,575  160,589  161,442
   Other...................................    8,675    8,669    7,090    7,029
                                            -------- -------- -------- --------
       Total............................... $335,397 $325,507 $288,092 $289,558
                                            ======== ======== ======== ========

  The following tables show the scheduled maturity and average yields of securities owned by the Company at December 31, 1999.

            INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                        December 31, 1999
                         --------------------------------------------------------------------------------
                                          After one but  After five but
                                           Within five     Within ten
                         Within one year      years           years      After ten years Other securities
                         --------------- --------------- --------------- --------------- ----------------
                         Amount Yield(1) Amount Yield(1) Amount Yield(1) Amount Yield(1) Amount  Yield(1)
                         ------ -------- ------ -------- ------ -------- ------ -------- ------- --------
U.S. Treasury securi-
 ties...................  $--
U.S. Government Agen-
 cies...................   --            $  279   6.18%  $  --
State and political
 subdivisions...........   570    7.71    5,476   7.83    2,628   8.27    $268   10.39%
Mortgage backed securi-
 ties...................   --               --              --             --            $10,395   6.43%
                          ----           ------          ------           ----           -------
  Total.................  $570    7.71%  $5,755   7.75%  $2,628   8.27%   $268   10.39%  $10,395   6.43%
                          ====    ====   ======   ====   ======   ====    ====   =====   =======   ====

--------
(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.


        SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                          December 31, 1999
                         -----------------------------------------------------------------------------------
                                          After one but
                                           Within five     After five but
                         Within one year      years       Within ten years After ten years Other securities
                         --------------- ---------------- ---------------- --------------- -----------------
                         Amount Yield(1) Amount  Yield(1) Amount  Yield(1) Amount Yield(1)  Amount  Yield(1)
                         ------ -------- ------- -------- ------- -------- ------ -------- -------- --------
U.S. Treasury
 securities............. $2,958   5.11%  $ 1,603   6.07%
U.S. Government
 Agencies...............  3,480   6.77    54,196   5.99   $33,483   6.54%
State and political
 subdivisions...........  2,194   7.11     9,189   7.27    10,218   7.85   $2,942   7.00%
Mortgage backed
 securities.............    --               --               --              --     --    $196,575   6.76%
Equity securities.......    --               --               --              --              8,669   7.12
                         ------          -------          -------          ------          --------
  Total ................ $8,632   6.29%  $64,988   6.17%  $43,701   6.85%  $2,942   7.00%  $205,244   6.78%
                         ======   ====   =======   ====   =======   ====   ======   ====   ========   ====

--------
(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

  At December 31, 1999, mortgage-backed securities consisting of collateralized mortgage obligations and pass-through mortgage obligations totaled $207.0 million. These mortgage-backed securities include $10.4 million classified as investment securities and $196.6 million classified as securities available for sale. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon both terms of the underlying mortgages and the relative level of mortgage interest rates. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note. Accordingly, management generally expects repayment of the collateralized mortgage obligations in three to five years, and repayment of the pass-through mortgage obligations in five to seven years.

  Other attributes of securities are discussed in "Interest Sensitivity and Market Risk."

 Short-Term Investments

  The Company utilizes overnight investment of funds in Federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by the Company when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 1999, Federal funds sold and securities purchased under agreements to resell averaged $46.6 million, compared to $75.0 million during 1998, representing a $28.4 million, or 37.8%, decrease as the Company experienced growth in both loans and investment securities.

 Trading Account Securities

  An important aspect of investment department operations, but less so to the Company in total, are trading account securities, which represent securities owned by the Company prior to sale and delivery to the Company's customers. Trading account securities averaged $6.7 million in 1999 and were $2.7 million at December 31, 1999, compared with an average of $4.4 million in 1998 and $5.5 million at December 31, 1998. This small dollar amount reflects management's policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

  Average interest-bearing liabilities increased $155.8 million, or 12.9%, to $1.36 billion in 1999, from $1.21 billion in 1998. Average interest-bearing deposits increased $110.4 million, or 10.8%, to $1.13 billion in 1999, from $1.02 billion in 1998. This increase is attributable to competitive rate and product offerings by the Company and successful marketing efforts. Average Federal funds purchased and securities sold under agreements to repurchase increased $18.2 million, or 14.3%, to $146.1 million in 1999, from $127.9 million in 1998 due, in part, to additional liquidity provided by downstream correspondent banks. Average short-term borrowings decreased by $784,000, or 3.0%, to $25.5 million in 1999, compared to $26.3 million in 1998 as some of the Company's funding shifted from short-term to long-term. Average long-term borrowings increased $27.9 million to $58.4 million in 1999, from $30.5 million in 1998, as the Company utilized more borrowing programs offered to its Federal Home Loan Bank member subsidiaries.

 Deposits

  Average total deposits increased $136.3 million, or 11.2%, to $1.35 billion during 1999, from $1.21 billion during 1998. At December 31, 1999, total deposits were $1.44 billion, compared with $1.28 billion at December 31, 1998, an increase of $167.0 million, or 13.1%.

  The following table sets forth the deposits of the Company by category at the dates indicated.

                                   DEPOSITS
                  (Amounts in thousands, except percentages)

                                                                  December 31,
                         -----------------------------------------------------------------------------------------------
                                1999                1998                1997               1996              1995
                         ------------------- ------------------- ------------------- ----------------- -----------------
                                    Percent             Percent             Percent           Percent           Percent
                           Amount   of Total   Amount   of Total   Amount   of Total  Amount  of Total  Amount  of Total
                         ---------- -------- ---------- -------- ---------- -------- -------- -------- -------- --------
Demand.................  $  210,185   14.57% $  232,450   18.23% $  180,341   16.02% $155,695   15.74% $148,816   15.74%
NOW ...................     217,883   15.11     187,481   14.70     155,147   13.78   133,762   13.52   156,464   16.55
Savings and money
 market................     296,723   20.57     298,817   23.43     294,072   26.13   254,570   25.74   239,031   25.28
Time less than
 $100,000..............     492,328   34.14     403,156   31.63     369,363   32.83   332,278   33.59   308,223   32.59
Time greater than
 $100,000..............     225,036   15.60     153,271   12.01     126,556   11.24   112,877   11.41    93,010    9.84
                         ----------  ------  ----------  ------  ----------  ------  --------  ------  --------  ------
 Total deposits........  $1,442,155  100.00% $1,275,175  100.00% $1,125,479  100.00% $989,182  100.00% $945,544  100.00%
                         ==========  ======  ==========  ======  ==========  ======  ========  ======  ========  ======

  Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. The Company's core deposits totaled $1.22 billion, or 84.4%, of total deposits at December 31, 1999 and totaled $1.12 billion, or 88.0%, of total deposits at December 31, 1998.

  Deposits, in particular core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 91.5% at December 31, 1999, and 85.2% at the end of 1998, and the ratio averaged 89.0% during 1999 and 83.0% during 1998. These increases in the Company's loan-to-deposit ratio are due to loan growth exceeding deposit growth in 1999. The maturity distribution of the Company's time deposits in excess of $100,000 at December 31, 1999, is shown in the following table.

             MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME
                         DEPOSITS OF $100,000 OR MORE
                            (Amounts in thousands)

                                             December 31, 1999
                         ---------------------------------------------------------
                                                           After
                                    After One               Six
                                     Through  After Three Through  After
                         Within One   Three   Through Six Twelve  Twelve
                           Month     Months     Months    Months  Months   Total
                         ---------- --------- ----------- ------- ------- --------
Certificates of deposit
 of $100,000 or more....  $18,549    $30,654    $39,916   $46,065 $18,030 $153,214
Other time deposits of
 $100,000 or more.......   21,685     25,155     20,435     2,350   2,197   71,822
                          -------    -------    -------   ------- ------- --------
  Total.................  $40,234    $55,809    $60,351   $48,415 $20,227 $225,036
                          =======    =======    =======   ======= ======= ========

  Approximately 42.7% of the Company's time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Many financial institutions partially fund their balance sheets with large certificates of deposit obtained through brokers, and the Company had $47.5 million in brokered deposits outstanding at December 31, 1999, compared to no such deposits at December 31, 1998.

 Borrowed Funds

  Borrowed funds include four broad categories; (i) Federal funds purchased and securities sold under agreements to repurchase, (ii) treasury, tax and loan balances, (iii) Federal Home Loan Bank ("FHLB") borrowings, and (iv) borrowings from an third party bank. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to the Company's maintenance of short-term and long-term liquidity.

  Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of the Company as well as a cash management tool offered to corporate customers. At December 31, 1999, these funds totaled $131.9 million, compared with $162.6 million at December 31, 1998.

  At December 31, 1999 treasury, tax and loan balances totaled $6.2 million, compared to $1.5 million at December 31, 1998. The Company collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

  The Company's average borrowing from an third party bank under a $20 million credit facility ("the Credit Facility") was $13.4 million during 1999, compared with $13.5 million during 1998. As of December 31, 1999, the outstanding balance under the Credit Facility was $16.4 million, leaving a remaining availability under the Credit Facility of $3.6 million. The Credit Facility bears interest at a rate that varies with LIBOR and is secured by stock in the Banks. The Credit Facility is typically renewed on an annual basis and has a current maturity date of May 31, 2000. The Company has historically renewed the Credit Facility prior to its due date and anticipates doing so again in 2000.

  All of the Banks are members of the FHLB. At December 31, 1999, these Banks had available FHLB lines of $222.9 million, under which $125.7 million was outstanding, including advances classified as short-term of $2.0 million and advances classified as long-term of $123.7 million. This compares to borrowings of $42.2 million at December 31, 1998, of which $10.2 million was short-term and $32.0 million was long-term.

  The following table sets forth, for the periods indicated, the principal components of borrowed funds.

                                 BORROWED FUNDS
                   (Amounts in thousands, except percentages)

                                                        December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Federal funds purchased and securities sold un-
 der agreements to repurchase:
  Balance at end of period...................... $131,878  $162,633  $141,437
  Average balance outstanding...................  146,111   127,856    85,956
  Maximum outstanding at any month's end........  178,166   162,633   141,610
  Weighted average interest rate at period-end..     5.07%     4.70%     6.15%
  Weighted average interest rate during the pe-
   riod.........................................     4.97      5.32      5.23
Treasury, tax and loan:
  Balance at end of period...................... $  6,199  $  1,506  $  5,210
  Average balance outstanding...................    2,414     3,626     2,506
  Maximum outstanding at any month's end........    6,199     6,944     5,210
  Weighted average interest rate at period-end..     5.00%     4.45%     5.90%
  Weighted average interest rate during the pe-
   riod.........................................     4.18      4.30      4.99
Notes Payable:
  Balance at end of period...................... $ 16,389  $ 11,500  $ 15,337
  Average balance outstanding...................   13,410    13,516    18,037
  Maximum outstanding at any month's end........   16,389    15,250    19,350
  Weighted average interest rate at period-end..     7.21%     6.32%     6.70%
  Weighted average interest rate during the pe-
   riod.........................................     6.09      6.44      6.63
Short-term advances from the Federal Home Loan
 Bank:
  Balance at end of period...................... $  2,000  $ 10,200  $ 13,750
  Average balance outstanding...................    9,715     9,181    23,445
  Maximum outstanding at any month's end........   32,000    10,200    31,250
  Weighted average interest rate at period-end..     4.55%     5.54%     5.80%
  Weighted average interest rate during the pe-
   riod.........................................     5.04      6.40      5.81
Long-term advances from the Federal Home Loan
 Bank:
  Balance at end of period...................... $123,700  $ 32,000  $ 16,200
  Average balance outstanding...................   58,150    30,192     8,157
  Maximum outstanding at any month's end........  123,700    32,000    28,700
  Weighted average interest rate at period-end..     5.30%     5.09%     5.73%
  Weighted average interest rate during the pe-
   riod.........................................     5.18      5.59      5.59
Convertible debentures:
  Balance at end of period...................... $    --   $    --   $    --
  Average balance outstanding...................      --        --         14
  Maximum outstanding at any month's end........      --        --        105
  Weighted average interest rate at period-end..         %         %         %
  Weighted average interest rate during the pe-
   riod.........................................                         7.14
Capital leases:
  Balance at end of period...................... $    266  $    328  $    387
  Average balance outstanding...................      295       356       412
  Maximum outstanding at any month's end........      324       387       439
  Weighted average interest rate at period-end..     9.20%     9.04%     9.04%
  Weighted average interest rate during the pe-
   riod.........................................     9.15      8.98      8.98

Capital Resources and Liquidity Management

 Capital Resources

  The Company's stockholders' equity increased $7.3 million, or 5.5%, to $138.3 million at December 31, 1999, from $131.0 million at December 31, 1998. This net increase was primarily attributable to net income for 1999 of $22.3 million, less dividends paid of $8.0 million, and a change in net unrealized losses in available-for-sale securities of $7.5 million.

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

  The Company exceeded its fully phased-in regulatory capital ratios at December 31, 1999, 1998 and 1997, as set forth in the following table.

                              ANALYSIS OF CAPITAL
                  (Amounts in thousands, except percentages)

                                                      December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Tier 1 Capital............................  $  134,922  $  122,732  $  109,682
Tier 2 Capital............................      17,985      15,296      13,867
                                            ----------  ----------  ----------
  Total qualifying capital (1) (2)........  $  152,790  $  138,028  $  123,549
                                            ==========  ==========  ==========
Risk-adjusted total assets (including off-
 balance sheet exposures).................  $1,438,689  $1,223,641  $1,109,326
Tier 1 risk-based capital ratio (4.00%
 required minimum)........................        9.38%      10.03%       9.89%
Total risk-based capital ratio (8.00%
 required minimum)........................       10.62       11.28       11.14
Tier 1 leverage ratio (4.00% required
 minimum).................................        7.18        7.41        7.75

--------
(1) Does not include $83,000, $1,244,000 and $977,000 of the Company's allowance for loan losses at December 31, 1999, 1998 and 1997, respectively, in excess of 1.25% of risk-adjusted total assets.

(2) Does not include capital of an unconsolidated subsidiary at December 31, 1999.

  Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the Banks exceeded these regulatory capital ratios at December 31, 1999, as set forth in the following table:

                              BANK CAPITAL RATIOS

                                               Tier 1 Risk Total Risk  Tier 1
                                                  Based      Based    Leverage
                                               ----------- ---------- --------
Alabama National BanCorporation...............     9.38%     10.62%     7.18%
National Bank of Commerce of Birmingham.......     8.84      10.01      7.26
Alabama Exchange Bank.........................    12.18      13.43      7.81
Bank of Dadeville.............................    12.60      13.72      8.25
Citizens & Peoples Bank, N.A..................    13.58      14.77      9.37
Community Bank of Naples, National
 Association..................................    10.73      11.98      7.29
First American Bank...........................    10.51      11.76      8.43
First Citizens Bank...........................    13.87      15.08      7.16
First Gulf Bank...............................     9.30      10.55      7.19
Georgia State Bank............................    11.65      12.85      7.37
Public Bank...................................    12.66      13.82      8.75
Required minimums.............................     4.00       8.00      4.00

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

  Assets included in the Company's Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell, the Company's primary source of liquidity, averaged $46.6 million during 1999 and was $33.6 million at December 31, 1999, and averaged $75.0 million during 1998 and was $57.1 million at December 31, 1998. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provide a constant source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $166.7 million at December 31, 1999, provide the Company an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See "Earning Assets--Loans" and "Earning Assets--Securities."

  Liquidity can also be managed using liabilities included in the Company's Consolidated Statement of Condition, such as Federal funds purchased and securities sold under agreements to repurchase and short-term borrowing. Combined Federal funds purchased and securities sold under agreements to repurchase, treasury, tax and loan, and short-term borrowings averaged $171.7 million during 1999 and was $156.5 million at December 31, 1999, and averaged $154.2 million during 1998 and was $185.8 million at December 31, 1998. Overnight borrowing lines with upstream correspondent banks, $162.1 million at December 31, 1999, of which $103.5 million was unused, provide additional sources of liquidity to the Company on an unsecured basis. The Federal Home Loan Bank provides secured and unsecured credit lines to nine of the Company's banks totaling approximately $222.9 million. At December 31, 1999, advances under these lines totaled $125.7 million, including $2 million classified as short-term and $123.7 million classified as long-term. Long-term liquidity needs are met through the Company's deposit base (approximately 84.3% of the Company's deposits at December 31, 1999, are considered core deposits), and the repayment of loans and other investments as they mature. The Company is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits and the amount and mix of longer-term investments in its portfolio.

  One of the Banks has pledged approximately $216 million in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility, which facility management views as a backup liquidity facility. At December 31, 1999, the Company had access to approximately $170 million under this facility, with no outstanding borrowings.

  The Company, as a stand alone corporation, has more limited access to liquidity sources than its Banks and depends on dividends from its subsidiaries as its primary source of liquidity. The Company's liquidity is diminished by required payments on its outstanding short-term debt. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material negative impact on the liquidity available to the Company. (See Note 17 to the Company's Consolidated Financial Statements included in this Annual Report.) If circumstances warrant, the Company's short-term liquidity needs can also be met by additional borrowings of approximately $3.6 million representing the unused portion of the Company's credit facility with an unrelated bank. See "Deposits and Other Interest-Bearing Liabilities--Borrowed Funds."

Accounting Rule Changes

 Derivative Investments and Hedging Activities

  In June 1998, the FASB issued Statement of Financial Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"), effective for all fiscal quarters of all fiscal years beginning after June 30, 1999. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the year of adoption. Management of the Company does not expect the adoption of Statement 133 to have a material impact on its financial statements since the Company does not invest in derivative instruments.

 Mortgage-Backed Securities

  In October, 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage

Banking Enterprise, an amendment of FASB Statement No. 65, ("Statement 134"). Statement 134 amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement was adopted January 1, 1999. However, since the Company does not historically securitize mortgage loans, there has been no financial statement impact since adopting this statement.

Impact of Inflation

  Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and its subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See "Interest Sensitivity and Market Risk."

Industry Developments

  Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.

Year 2000--Technology Considerations

  The Company did not experience any material problems related to the Year 2000 date change. In addition, management is not aware of any customers that have experienced Year 2000 issues that would have a material impact on the Company, nor have any of the Company's vendors experienced Year 2000 problems that would impair its ability to provide services to the Company. However, it is possible that the full impact of the date change has not been fully recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is contained in Item 7 herein under the heading "Interest Sensitivity and Market Risk."

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

                       SELECTED QUARTERLY FINANCIAL DATA
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                         1999 Quarters                               1998 Quarters
                          ------------------------------------------- -------------------------------------------
                            First      Second     Third      Fourth     First      Second     Third      Fourth
                          ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Summary of Operations:
Interest income.........  $   28,811 $   29,668 $   32,332 $   34,857 $   27,840 $   29,565 $   28,426 $   29,873
Interest expense........      13,435     13,706     15,300     16,842     13,718     14,734     13,997     14,106
Net interest income.....      15,376     15,962     17,032     18,015     14,122     14,831     14,429     15,767
Provision for loan
 losses.................         562        368        408        616        345        256        287        905
Securities gains
 (losses)...............         166         23        --           1         28        145          1        --
Noninterest income......       7,741      7,523      6,939      8,164      7,181      7,112      7,084      7,799
Noninterest expense.....      15,383     15,236     15,234     16,627     14,396     14,844     13,924     18,016
Net income..............       5,019      5,380      5,720      6,152      4,550      4,749      5,052      3,021
Dividends on common
 stock..................       1,974      2,002      1,991      1,991      1,287      1,371      1,403      1,565

Per Common Share Data:
Book Value..............  $    12.15 $    12.03 $    12.44 $    12.36 $    11.33 $    11.54 $    11.85 $    11.94
Tangible book value.....       11.41      11.30      11.46      11.40      10.52      10.76      11.10      11.19
Net income..............        0.45       0.48       0.51       0.55       0.41       0.43       0.45       0.27
Dividends declared......        0.18       0.18       0.18       0.18       0.15       0.15       0.15       0.15

Balance Sheet Highlights
At Period-End:
 Total assets...........  $1,693,950 $1,776,413 $1,863,368 $1,921,884 $1,535,092 $1,575,768 $1,699,754 $1,672,049
Securities (1)..........     314,731    322,756    348,181    345,123    281,858    304,293    356,542    324,213
Loans held for sale.....      13,784     10,638      8,162      8,615      6,801     11,030     13,117     19,047
Loans, net of unearned
 income.................   1,116,162  1,196,073  1,252,806  1,320,160    973,978    991,314  1,015,102  1,087,027
Allowance for loan
 losses.................      17,167     17,335     17,553     18,068     15,054     15,776     16,016     16,540
Deposits................   1,307,383  1,414,078  1,408,965  1,442,155  1,188,681  1,253,621  1,255,138  1,275,175
Short-term debt.........      31,700     14,339     48,389     18,389     35,785     14,150     22,200     21,700
Long-term debt..........      32,313     46,079     71,025    124,005     21,576     26,653     17,344     32,328
Stockholders' equity....     134,007    134,509    137,641    138,255    120,776    124,912    130,714    130,993

--------
(1) Does not include trading securities.

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

  The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before March 30, 2000.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before March 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before March 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ANB's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or before March 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (2) and (d)--Financial Statements and Financial Statement
  Schedules.

  Financial Statements: The Consolidated Financial Statements of ANB and its subsidiaries, included herein (beginning on page F-1), are as follows:

  Report of Independent Auditors--PricewaterhouseCoopers LLP

  Consolidated Statements of Condition--December 31, 1999 and 1998

  Consolidated Statements of Income--Years ended December 31, 1999, 1998 and
  1997

  Consolidated Statements of Changes in Stockholders' Equity--Years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997

  Notes to Consolidated Financial Statements

  Financial Statement Schedules: All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are inapplicable and therefore have been omitted.

  (b) Reports on Form 8-K.

  None.

  (c) Exhibits.

  The exhibits listed on the exhibit index beginning on page 46 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 17th day of March, 2000.

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

                Name                             Title                  Date
                ----                             -----                  ----

      /s/ John H. Holcomb, III       Chairman and Chief Executive  March 17, 2000
____________________________________  Officer (principal
        John H. Holcomb, III          executive officer)

     /s/ Victor E. Nichol, Jr.       President and Chief           March 22, 2000
____________________________________  Operating Officer and
       Victor E. Nichol, Jr.          Director

     /s/ William E. Matthews, V      Executive Vice President and  March 22, 2000
____________________________________  Chief Financial Officer
       William E. Matthews, V

       /s/ Shelly S. Williams        Senior Vice President and     March 22, 2000
____________________________________  Controller (principal
         Shelly S. Williams           accounting officer)

         /s/ W. Ray Barnes           Director                      March 22, 2000
____________________________________
           W. Ray Barnes

       /s/ T. Morris Hackney         Director                      March 17, 2000
____________________________________
         T. Morris Hackney

         /s/ John D. Johns           Director                      March 22, 2000
____________________________________
           John D. Johns

      /s/ John J. McMahon, Jr.       Director                      March 22, 2000
____________________________________
        John J. McMahon, Jr.

       /s/ C. Phillip McWane         Director                      March 22, 2000
____________________________________
         C. Phillip McWane

      /s/ Drayton Nabers, Jr.        Director                      March 22, 2000
____________________________________
        Drayton Nabers, Jr.

      /s/ G. Ruffner Page, Jr.       Director                      March 22, 2000
____________________________________
        G. Ruffner Page, Jr.

                Name                             Title                  Date
                ----                             -----                  ----

       /s/ W. Stancil Starnes        Director                      March 22, 2000
____________________________________
         W. Stancil Starnes

     /s/ William D. Montgomery       Director                      March 22, 2000
____________________________________
       William D. Montgomery

          /s/ Dan M. David           Vice Chairman and Director    March 22, 2000
____________________________________
            Dan M. David

          /s/ C. Lloyd Nix           Director                      March 22, 2000
____________________________________
            C. Lloyd Nix

       /s/ William E. Sexton         Director                      March 22, 2000
____________________________________
         William E. Sexton

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
  3.1    Certificate of Incorporation..............................      (1)

  3.1A   Certificate of Amendment of Certificate of Incorporation..      (2)

  3.1B   Certificate of Merger filed with the Secretary of State of
          the State of Delaware on December 29, 1995...............      (4)

  3.1C   Certificate of Amendment of Certificate of Incorporation..      (9)

  3.2    Bylaws....................................................      (1)

  4.1    Provisions of the Certificate of Incorporation and the
          Bylaws of Alabama National BanCorporation which Define
          the Rights of Security holders...........................      (1)

 10.1    Alabama National BanCorporation 1994 Stock Option Plan....      (1)

 10.2    Form of Stock Option Agreement utilized in connection with
          the 1994 Stock Option Plan...............................      (2)

 10.3    Agreement dated September 18, 1995, by and among James A.
          Taylor and Frank W. Whitehead, Alabama National
          BanCorporation, National Commerce Corporation and
          Commerce Bankshares, Inc. ...............................      (3)

 10.3A   Amendment to Agreement dated September 18, 1995 executed
          by James A. Taylor, Alabama National BanCorporation,
          National Commerce Corporation and Commerce Bankshares,
          Inc. on November 17, 1995................................      (3)

 10.4    Commerce Bankshares, Inc. Long Term Incentive Compensation
          Plan.....................................................      (3)

 10.4A   Form of Incentive Stock Option Agreement..................      (3)

 10.4B   Form of Restricted Stock Agreement........................      (3)

 10.5    Lease Agreement between Woodward Properties and NBC.......      (3)

 10.6    NBC Pension Plan (amended and restated effective
          January 1, 1997).........................................     (15)

 10.7    Credit Agreement between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)

 10.7A   Promissory Note between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)

 10.7B   Pledge Agreement between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)

 10.7C   First Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated
          February 10, 1997........................................      (6)

 10.7D   Second Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated
          January 19, 1998.........................................      (8)

 10.7E   Third Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated June 23,
          1999.....................................................     (14)

 10.8    Amendment and Restatement of the Alabama National
          BanCorporation Performance Share Plan....................     (15)

 10.9    Alabama National BanCorporation Deferred Compensation Plan
          for Directors Who Are Not Employees of the Company.......      (5)

 10.10   Agreement and Plan of Merger dated as of July 24, 1997
          between Alabama National BanCorporation and First
          American Bancorp.........................................      (7)


 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
 10.11   Employment Agreement dated November 30, 1997 between Dan
          M. David and Alabama National BanCorporation.............      (8)

 10.12   First American Bancorp Stock Option Plan dated October 20,
          1992.....................................................      (8)

 10.13   First American Bancorp 1994 Stock Option Plan.............      (8)

 10.14   First American Bancorp Nonqualified Stock Option Agreement
          with Dan M. David dated March 7, 1997....................      (8)

 10.15   Agreement and Plan of Merger dated as of March 5, 1998
          between Alabama National BanCorporation and Public Bank
          Corporation..............................................     (10)

 10.16   Agreement and Plan of Merger dated as of June 8, 1998
          between Alabama National BanCorporation and Community
          Financial Corporation....................................     (11)

 10.17   Agreement and Plan of Merger dated as of September 21,
          1998 between Alabama National BanCorporation, Citizens &
          Peoples Bank, National Association, and Community Bank of
          Naples, National Association.............................     (12)

 10.18   Promissory Note dated April 15, 1999 executed by John R.
          Bragg in favor of Alabama National BanCorporation in the
          principal amount of $107,871.00..........................     (13)

 10.19   Promissory Note dated April 15, 1999 executed by John R.
          Bragg in favor of Alabama National BanCorporation in the
          principal amount of $19,800.00...........................     (13)

 10.20   Pledge Agreement dated April 15, 1999 between John R.
          Bragg and Alabama National BanCorporation................     (13)

 10.21   Promissory Note dated April 15, 1999 executed by John H.
          Holcomb, III in favor of Alabama National BanCorporation
          in the principal amount of $93,747.00....................     (13)

 10.22   Promissory Note dated April 15, 1999 executed by John H.
          Holcomb, III in favor of Alabama National BanCorporation
          in the principal amount of $83,400.00....................     (13)

 10.23   Pledge Agreement dated April 15, 1999 between John H.
          Holcomb, III and Alabama National BanCorporation.........     (13)

 10.24   Promissory Note dated April 15, 1999 executed by William
          E. Matthews, V in favor of Alabama National
          BanCorporation in the principal amount of $109,570.00....     (13)

 10.25   Promissory Note dated April 15, 1999 executed by William
          E. Matthews, V in favor of Alabama National
          BanCorporation in the principal amount of $28,000.00.....     (13)

 10.26   Pledge Agreement dated April 15, 1999 between William E.
          Matthews, V and Alabama National BanCorporation..........     (13)

 10.27   Promissory Note dated April 15, 1999 executed by Richard
          Murray, IV in favor of Alabama National BanCorporation in
          the principal amount of $111,739.00......................     (13)

 10.28   Promissory Note dated April 15, 1999 executed by Richard
          Murray, IV in favor of Alabama National BanCorporation in
          the principal amount of $29,400.00.......................     (13)

 10.29   Pledge Agreement dated April 15, 1999 between Richard
          Murray,  IV and Alabama National BanCorporation..........     (13)

 10.30   Promissory Note dated April 15, 1999 executed by Victor E.
          Nichol, Jr. in favor of Alabama National BanCorporation
          in the principal amount of $99,558.00....................     (13)


 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
 10.31   Promissory Note dated April 15, 1999 executed by Victor E.
          Nichol, Jr. in favor of Alabama National BanCorporation
          in the principal amount of $23,360.00....................     (13)

 10.32   Pledge Agreement dated April 15, 1999 between Victor E.
          Nichol, Jr. and Alabama National BanCorporation..........     (13)

 10.33   Promissory Note dated April 15, 1999 executed by William
          G. Sanders, Jr. in favor of Alabama National
          BanCorporation in the principal amount of $109,833.00....     (13)

 10.34   Promissory Note dated April 15, 1999 executed by William
          G. Sanders, Jr. in favor of Alabama National
          BanCorporation in the principal amount of $18,283.30.....     (14)

 10.35   Pledge Agreement dated April 15, 1999 between William G.
          Sanders, Jr. and Alabama National BanCorporation.........     (13)

 10.36   Alabama National BanCorporation 1999 Long-Term Incentive
          Plan.....................................................     (15)

 10.37   Alabama National BanCorporation Employee Capital
          Accumulation Plan (amended and restated effective
          January 1, 2000).........................................     (15)

 11.1    Statement Regarding Computation of Per Share Earnings.....     (15)

 21.1    Subsidiaries of Alabama National BanCorporation...........     (15)

 23.1    Consent of PricewaterhouseCoopers LLP.....................     (15)

 27.1    Financial Data Schedule...................................     (15)

--------

 (1) Filed as an Exhibit to ANB's Annual Report on Registration Statement on Form S-1 (Registration No. 33-83800) and incorporated herein by reference.

 (2) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 (3) Filed as an Exhibit to ANB's Registration Statement on Form S-4 (Registration No. 33-97152) and incorporated herein by reference.

 (4) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (5) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

 (6) Filed as an Exhibit to ANB's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

 (7) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-36565) and incorporated herein by reference.

 (8) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

 (9) Filed as an Exhibit to ANB's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(10) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-49771) and incorporated herein by reference.

(11) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-59813) and incorporated herein by reference.

(12) Filed as Appendix A to ANB's Registration Statement on Form S-4 (Registration No. 333-66327) and incorporated herein by reference.

(13) Filed as an Exhibit to ANB's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(14) Filed as an Exhibit to ANB's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(15) Filed as an Exhibit to ANB's Annual Report on Form 10-K for the year ended December 31, 1999.

                Alabama National BanCorporation and Subsidiaries

                       Consolidated Financial Statements

                       December 31, 1999 and 1998 and the

                      three years ended December 31, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Alabama National BanCorporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
January 18, 2000

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           December 31, 1999 and 1998
                       (in thousands, except share data)


                                                            1999        1998
                                                         ----------  ----------
                        ASSETS
                        ------

Cash and due from banks................................  $   73,125  $   70,813
Interest-bearing deposits in other banks...............       6,768         225
Investment securities (market value $19,738 and $35,214
 for 1999 and 1998, respectively)......................      19,616      34,655
Securities available for sale..........................     325,507     289,558
Trading securities.....................................       2,701       5,534
Federal funds sold and securities purchased under
 agreements to resell..................................      33,568      57,076
Loans held for sale....................................       8,615      19,047
Loans..................................................   1,321,245   1,088,425
Unearned income........................................      (1,085)     (1,398)
                                                         ----------  ----------
Loans, net of unearned income..........................   1,320,160   1,087,027
Allowance for loan losses..............................     (18,068)    (16,540)
                                                         ----------  ----------
    Net loans..........................................   1,302,092   1,070,487
                                                         ----------  ----------
Property, equipment, and leasehold improvements, net...      43,855      38,875
Intangible assets......................................      10,730       8,226
Cash surrender value of life insurance.................      31,642      29,669
Receivable from investment division customers..........      24,573      22,776
Other assets...........................................      39,092      25,108
                                                         ----------  ----------
                                                         $1,921,884  $1,672,049
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Liabilities:
 Deposits:
  Noninterest bearing..................................  $  210,185  $  232,450
  Interest bearing.....................................   1,231,970   1,042,725
                                                         ----------  ----------
    Total deposits.....................................   1,442,155   1,275,175
                                                         ----------  ----------
 Federal funds purchased and securities sold under
  agreements to repurchase.............................     131,878     162,633
 Treasury, tax and loan accounts.......................       6,199       1,506
 Short-term borrowings.................................      18,389      21,700
 Accrued expenses and other liabilities................      61,003      47,714
 Long-term debt........................................     124,005      32,328
                                                         ----------  ----------
    Total liabilities..................................   1,783,629   1,541,056
                                                         ----------  ----------

Commitments and contingencies (see Notes 9 and 10)

Stockholders' equity:
  Common stock, $1 par; authorized 17,500,000 shares;
   11,187,019 and 10,971,686 shares issued at December
   31, 1999 and December 31, 1998, respectively........      11,187      10,972
  Additional paid-in capital...........................      81,939      78,570
  Retained earnings....................................      54,897      40,584
  Treasury stock at cost, 121,129 shares at December
   31, 1999............................................      (3,226)
  Unearned ESOP shares.................................                     (75)
  Accumulated other comprehensive income (loss), net of
   tax.................................................      (6,542)        942
                                                         ----------  ----------
    Total stockholders' equity.........................     138,255     130,993
                                                         ----------  ----------
                                                         $1,921,884  $1,672,049
                                                         ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             For the years ended December 31, 1999, 1998, and 1997
                       (in thousands, except share data)

                                                           1999    1998    1997
                                                         -------- ------- -------
Interest income:
  Interest and fees on loans...........................  $102,340 $92,208 $85,342
  Interest on securities...............................    20,456  18,870  15,565
  Interest on deposits in other banks..................       110     106      55
  Interest on trading securities.......................       356     264     193
  Interest on federal funds sold.......................     2,406   4,256   3,353
                                                         -------- ------- -------
   Total interest income...............................   125,668 115,704 104,508
                                                         -------- ------- -------
Interest expense:
  Interest on deposits.................................    47,589  46,415  40,688
  Interest on federal funds purchased..................     7,258   6,807   4,527
  Interest on short- and long-term borrowings..........     4,436   3,333   3,164
                                                         -------- ------- -------
   Total interest expense..............................    59,283  56,555  48,379
                                                         -------- ------- -------
   Net interest income.................................    66,385  59,149  56,129
Provision for loan losses..............................     1,954   1,796   3,421
                                                         -------- ------- -------
   Net interest income after provision for loan
    losses.............................................    64,431  57,353  52,708
                                                         -------- ------- -------
Noninterest income:
  Securities (losses) gains............................       190     174      (2)
  Gain (loss) on disposition of assets and deposits....       249     247    (497)
  Service charges on deposit accounts..................     7,479   7,259   6,599
  Investment services commission income................    10,097  11,508   8,162
  Trust department income..............................     2,190   2,101   1,799
  Origination and sale of mortgages....................     3,993   4,303   1,644
  Insurance commissions................................     1,068
  Bank owned life insurance............................     1,504   1,167      39
  Gain on pension curtailment..........................       819
  Other................................................     2,968   2,591   2,550
                                                         -------- ------- -------
   Total noninterest income............................    30,557  29,350  20,294
                                                         -------- ------- -------
Noninterest expense:
  Salaries and employee benefits.......................    37,452  36,021  29,992
  Occupancy and equipment expense......................     7,265   6,724   6,622
  Other................................................    17,738  18,409  16,174
                                                         -------- ------- -------
   Total noninterest expense...........................    62,455  61,154  52,788
                                                         -------- ------- -------
Income before provision for income taxes and minority
 interest in earnings of consolidated subsidiaries.....    32,533  25,549  20,214
Provision for income taxes.............................    10,237   8,154   6,086
                                                         -------- ------- -------
Income before minority interest in earnings of
 consolidated subsidiaries.............................    22,296  17,395  14,128
Minority interest in earnings of consolidated
 subsidiaries..........................................        25      23      12
                                                         -------- ------- -------
   Net income available for common shares..............  $ 22,271 $17,372 $14,116
                                                         ======== ======= =======
Net income per common share (basic)....................      2.01    1.61    1.34
                                                         ======== ======= =======
Weighted average common shares outstanding (basic).....    11,079  10,804  10,552
                                                         ======== ======= =======
Net income per common share (diluted)..................      1.98    1.55    1.28
                                                         ======== ======= =======
Weighted average common and common equivalent shares
 outstanding (diluted).................................    11,273  11,173  10,999
                                                         ======== ======= =======

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the years ended December 31, 1999, 1998, and 1997
                       (in thousands, except share data)

                                                        1999     1998    1997
                                                      --------  ------- -------
Net income........................................... $ 22,271  $17,372 $14,116
Other comprehensive income:
  Unrealized gains (losses) on securities available
   for sale arising during the period................  (11,166)     773   1,585
Less: Reclassification adjustment for net gains
 (losses) included in net income.....................      190      174      (2)
                                                      --------  ------- -------
Other comprehensive income (loss), before tax........  (11,356)     599   1,587
Provision for (benefit from) income taxes related to
 items of other comprehensive income (expense).......   (3,872)     202     571
                                                      --------  ------- -------
Other comprehensive income (loss), net of tax........   (7,484)     397   1,016
                                                      --------  ------- -------
Comprehensive income, net of tax..................... $ 14,787  $17,769 $15,132
                                                      ========  ======= =======





   The accompanying notes are an integral part of these financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the years ended December 31, 1999, 1998, and 1997
                       (in thousands, except share data)

                                                                                                  Accumulated
                                                                                                     Other
                                              Additional            Unearned                     Comprehensive
                                      Common   Paid-In   Retained  Restricted Unearned Treasury  Income (Loss)  Total
                            Shares     Stock   Capital   Earnings    Stock      ESOP    Stock     Net of Tax    Equity
                          ----------  ------- ---------- --------  ---------- -------- --------  ------------- --------
Balance, December 31,
1996....................  10,082,968  $10,083  $77,805   $18,073     $(185)    $(100)               $  (471)   $105,205
Net income..............                                  14,116                                                 14,116
Stock split of merged
bank....................     414,174      414     (408)       (6)                                                   --
Distribution for
fractional shares.......        (399)              (11)       (3)                                                   (14)
Conversion of
debentures..............      25,199       25       80                                                              105
Issuance of restricted
stock...................       1,493        1       33                                                               34
Common stock dividends
declared ($0.46 per
share)..................                                  (3,342)                                                (3,342)
Exercise of stock
options.................      75,168       75     (431)                                                            (356)
Shares released by
ESOP....................                             2                            13                                 15
Amortization of unearned
restricted stock........                                                93                                           93
Issuance of shares
associated with director
deferred
compensation plans......       4,379        5       80                                                               85
Proportional reduction
in consolidated
subsidiary..............                           (69)                                                             (69)
Change in other
comprehensive income,
net of taxes............                                                                              1,016       1,016
                          ----------  -------  -------   -------     -----     -----   -------      -------    --------
Balance, December 31,
1997....................  10,602,982   10,603   77,081    28,838       (92)      (87)                   545     116,888
Net income..............                                  17,372                                                 17,372
Common stock dividends
declared ($0.60 per
share)..................                                  (5,626)                                                (5,626)
Exercise of stock
options.................     368,704      369    1,489                                                            1,858
Shares released by
ESOP....................                                                          12                                 12
Amortization of unearned
restricted stock........                                                92                                           92
Change in other
comprehensive income,
net of taxes............                                                                                397         397
                          ----------  -------  -------   -------     -----     -----   -------      -------    --------
Balance, December 31,
1998....................  10,971,686   10,972   78,570    40,584       --        (75)                   942     130,993
Net income..............                                  22,271                                                 22,271
Common stock dividends
declared ($0.72 per
share)..................                                  (7,958)                                                (7,958)
Exercise of stock
options.................      94,204       94      643                                                              737
Shares released by
ESOP....................                                                          75                                 75
Issuance of stock in
purchase business
combination.............     121,129      121    2,726                                                            2,847
Purchase of treasury
stock at cost...........                                                               $(3,226)                  (3,226)
Change in other
comprehensive income
(loss), net of taxes....                                                                             (7,484)     (7,484)
                          ----------  -------  -------   -------     -----     -----   -------      -------    --------
Balance, December 31,
1999....................  11,187,019  $11,187  $81,939   $54,897     $ --      $ --    $(3,226)     $(6,542)   $138,255
                          ==========  =======  =======   =======     =====     =====   =======      =======    ========

  The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the years ended December 31, 1999, 1998, and 1997
                       (in thousands, except share data)

                                                 1999       1998       1997
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $  22,271  $  17,372  $  14,116
  Adjustments to reconcile net income to net
   cash provided by
   operating activities:
    Provision for loan losses.................     1,954      1,796      3,421
    Deferred tax benefit......................    (1,570)      (595)    (1,191)
    Depreciation and amortization.............     3,794      3,255      2,774
    Loss (gain) on disposal of property and
     equipment................................         9       (142)       499
    Securities (gain) loss....................      (190)      (174)         2
    Gain on other real estate.................       (68)       (15)       (65)
    Income earned on bank life insurance......    (1,504)    (1,167)
    Net amortization of securities............       326        254         57
    Net increase (decrease) in trading securi-
     ties.....................................     2,833     (5,135)     1,537
    Minority interest in earnings of consoli-
     dated subsidiaries.......................        25         23         12
    (Increase) decrease in other assets.......   (12,649)    22,692    (45,912)
    Increase (decrease) in other liabilities..    14,399    (12,809)    46,718
    Other.....................................        75         73        107
                                               ---------  ---------  ---------
      Net cash provided by operating activi-
       ties...................................    29,705     25,428     22,075
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of investment securities .........                          (1,700)
  Proceeds from calls and maturities of in-
   vestment securities........................    14,998     31,214     24,197
  Purchases of securities available for sale..  (251,607)  (248,716)  (113,168)
  Proceeds from sales of securities available
   for sale...................................     6,139      1,236      6,835
  Proceeds from calls and maturities of secu-
   rities available for sale..................   198,070    157,779     44,103
  Net decrease (increase) in interest-bearing
   deposits in other banks....................    (6,543)     2,166     (2,142)
  Net decrease (increase) in federal funds
   sold and securities
   purchased under agreements to resell.......    23,508     21,759    (27,210)
  Net increase in loans.......................  (224,248)  (141,575)   (95,038)
  Purchases of property, equipment, and lease-
   hold improvements..........................    (7,973)    (5,172)    (6,773)
  Proceeds from sale of property, equipment,
   and leasehold
   improvements...............................       117        299        767
  Proceeds from sale of other real estate
   owned......................................     1,824      2,523      1,537
  Costs capitalized on other real estate
   owned......................................      (115)      (118)      (514)
  Cash paid for bank-owned life insurance.....               (1,000)   (21,900)
  Purchase acquisitions, net of cash ac-
   quired.....................................      (114)               14,483
  Stock acquired for purchase business combi-
   nation.....................................    (3,226)
                                               ---------  ---------  ---------
    Net cash used in investing activities.....  (249,170)  (179,605)  (176,523)
                                               ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the years ended December 31, 1999, 1998, and 1997
                       (in thousands, except share data)

                                                     1999      1998      1997
                                                   --------  --------  --------
Cash flows from financing activities:
  Net increase in deposits.......................   166,980   149,696   114,171
  Increase (decrease) in federal funds purchased
   and securities sold under
   agreements to repurchase......................   (30,755)   21,196    46,037
  Net increase (decrease) in short and long-term
   borrowings and capital
   leases........................................    92,773     4,650    (5,571)
  Exercise of stock options......................       737     1,858      (356)
  Dividends on common stock......................    (7,958)   (5,626)   (3,342)
  Distribution for fractional shares.............                           (14)
                                                   --------  --------  --------
      Net cash provided by financing activities..   221,777   171,774   150,925
                                                   --------  --------  --------
      Increase (decrease) in cash and cash equiv-
       alents....................................     2,312    17,597    (3,523)
Cash and cash equivalents, beginning of year.....    70,813    53,216    56,739
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $ 73,125  $ 70,813  $ 53,216
                                                   ========  ========  ========
Supplemental disclosures of cash flow informa-
 tion:
  Cash paid for interest.........................  $ 58,292  $ 54,886  $ 48,653
                                                   ========  ========  ========
  Cash paid for income taxes.....................  $ 12,988  $  4,810  $  7,070
                                                   ========  ========  ========
Supplemental schedule of noncash investing activ-
 ities:
  Foreclosure of other real estate owned.........  $  1,121  $  1,771  $    992
                                                   ========  ========  ========
  Transfer of property to other real estate
   owned.........................................            $     97
                                                             ========
  Reduction in proportional interest in consoli-
   dated subsidiary..............................                      $     69
                                                                       ========
  (Increase) decrease in unrealized holding
   (gain) loss on securities
   available for sale............................  $  7,484  $   (397) $ (1,016)
                                                   ========  ========  ========
  Unearned restricted stock and performance plan
   awards........................................            $     93  $    178
                                                             ========  ========
  Conversion of debentures.......................                      $    105
                                                                       ========
  Assets acquired and liabilities assumed in
   merger transactions (Note 2):
    Assets acquired in business combination......  $  3,704            $  6,290
                                                   ========            ========
    Liabilities assumed in business combination..  $    721            $ 22,120
                                                   ========            ========

   The accompanying notes are an integral part of these financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business and Summary of Significant Accounting Policies

   Alabama National Bancorporation and Subsidiaries (the Company) provides a full range of banking and bank-related services to individual and corporate customers through its ten subsidiary banks located in Alabama, Georgia, and Florida.

   Basis of Presentation and Principles of Consolidation--The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general financial service industry practices. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Trading securities, principally obligations of U.S. government agencies, are securities held for sale and are stated at market. Bond purchases and sales are recorded on the trade date. Accounts receivable from and accounts payable to bond customers and dealers are included in other assets and liabilities and represent security transactions entered into for which the securities have not been delivered. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

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

   The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loan problems, and current economic conditions which may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. Payments received on such loans are applied first to principal until the obligation is satisfied. Any remaining payments are then recorded as interest income.

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

      Buildings.....................................................  5-45 years
      Leasehold improvements........................................ 10-30 years
      Furniture, equipment, and vault...............................  3-30 years

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

   Intangible Assets--Intangible assets consist of the excess of cost over the fair value of net assets of acquired businesses and core deposit assets. The excess of cost over the fair value of net assets of acquired businesses, which totaled $11,095,000 and $8,006,000, and had related accumulated amortization of approximately $2,087,000 and $1,699,000 at December 31, 1999 and 1998,
respectively, is being amortized over periods ranging from 15 to 25 years, principally using the straight-line method of amortization. Core deposit intangibles, which totaled approximately $3,625,000 at both December 31, 1999 and 1998, and had related accumulated amortization of approximately $1,903,000 and $1,706,000 at December 31, 1999 and 1998, respectively, are being amortized over 10 years using the straight-line method of amortization. The carrying value of the excess of cost over net assets of subsidiaries acquired is reviewed if facts and circumstances suggest that it may be impaired. If warranted, analysis, including undiscounted income projections, are made to determine if adjustments to the carrying value or amortization periods are necessary. No such adjustments were required or made during the years ended December 31, 1999 or 1998.

   Software costs--Software costs with a recorded cost of approximately $2,453,000 and $2,079,000 and related accumulated amortization of approximately $1,933,000 and $1,747,000 are included in other assets at December 31, 1999 and 1998, respectively. Amortization expense related to these costs of approximately $202,000, $140,000, and $212,000 was recorded in 1999, 1998, and 1997, respectively.

   Income Taxes--Deferred income taxes are provided on all temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

   Stock-Based Employee Compensation--The Company uses a value-based method of accounting for compensation costs. Compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the service period.

   Advertising Costs--The Company expenses the costs of advertising when those costs are incurred.

   Collateral Requirements--The Company requires collateral for certain transactions with retail and commercial customers. Specifically, margin loans made for the purpose of borrowing against marketable investment securities generally do not exceed 50% of the total market value of a customer's marginable securities portfolio at the time of the transaction or any time thereafter. Repurchase agreements, limited to commercial

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES customers, generally do not exceed the market value of securities used to secure such transactions at the time of the transaction or thereafter. Federal funds sold are made to correspondent banks on an unsecured basis and generally do not exceed limits established for each bank resulting from evaluation of the bank's financial position.

   Reclassifications--Certain reclassifications have been made to the prior year financial statements to conform with the 1999 presentation.

   Recently Issued Accounting Standards--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Management of the Company does not expect the adoption of Statement 133 to have a material impact on its financial statements since the Company does not enter into derivative instruments.

   Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65 (Statement
134). Statement 134 amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Since the Company does not securitize mortgage loans, there has been no financial statement impact since the adoption of this statement.

2. Business Combinations

   On December 31, 1998, Community Bank of Naples, N.A. (Naples), headquartered in Naples, Florida, was merged (the Naples Merger) into the Company. On October 2, 1998, Community Financial Corporation (CFC), a one bank holding company headquartered in Mableton, Georgia, was merged (the CFC Merger) into the Company. Public Bank Corporation (Public), a one bank holding company headquartered in St. Cloud, Florida, was merged (the Public Merger) into the Company on May 29, 1998. A one bank holding company headquartered in Decatur, Alabama, First American Bancorp (FAB), was merged (the FAB Merger) into the Company on November 30, 1997.

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

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

   The consolidated financial statements of the Company give effect to these mergers, all of which were accounted for as poolings of interests and, accordingly, financial statements for all periods have previously been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

   In the third quarter of 1999, the Board of Directors of the Company authorized the repurchase of 121,129 shares of common stock. This repurchase, which was completed during the third quarter at a cost of approximately $3,226,000, was specifically related to the Company's issuance of an identical number of shares to acquire Rankin Insurance Agency during May 1999 in a purchase business combination. The pro forma impact of this purchase business combination on the Company's financial statements for the periods prior to acquisition is not significant and, thus, is not presented herein.

3. Securities

   The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

                                                  December 31, 1999
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
Investment securities:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $    279                        $    279
  Obligations of states and political
   subdivisions.......................    8,942     $122                  9,064
  Mortgage backed securities issued or
   guaranteed by U.S. government
   agencies...........................   10,395       13      $   13     10,395
                                       --------     ----      ------   --------
    Totals............................ $ 19,616     $135      $   13   $ 19,738
                                       ========     ====      ======   ========
Securities available for sale:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $ 99,167               $3,447   $ 95,720
  Obligations of states and political
   subdivisions.......................   24,909     $  4         370     24,543
  Mortgage backed securities issued or
   guaranteed by U.S. government
   agencies...........................  202,646                6,071    196,575
  Equity securities...................    8,675                    6      8,669
                                       --------     ----      ------   --------
    Totals............................ $335,397     $  4      $9,894   $325,507
                                       ========     ====      ======   ========

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                  December 31, 1998
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
Investment securities:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $  3,394    $   21              $  3,415
  Obligations of states and political
   subdivisions.......................    9,673       414                10,087
  Mortgage-backed securities issued or
   guaranteed by U.S. government
   agencies...........................   21,588       143      $ 19      21,712
                                       --------    ------      ----    --------
    Totals............................ $ 34,655    $  578      $ 19    $ 35,214
                                       ========    ======      ====    ========
Securities available for sale:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $ 94,754    $  429      $473    $ 94,710
  Obligations of states and political
   subdivisions.......................   25,659       735        17      26,377
  Mortgage-backed securities issued or
   guaranteed by U.S. government
   agencies...........................  160,589     1,116       263     161,442
  Equity securities...................    7,090                  61       7,029
                                       --------    ------      ----    --------
    Totals............................ $288,092    $2,280      $814    $289,558
                                       ========    ======      ====    ========

  Maturities of securities at December 31, 1999 are summarized as follows (in thousands):

                                           Investment
                                           Securities      Available for Sale
                                       ------------------- -------------------
                                                 Estimated           Estimated
                                       Amortized  Market   Amortized  Market
                                         Cost      Value     Cost      Value
                                       --------- --------- --------- ---------
   Due in one year or less............  $   570   $   571  $  8,640  $  8,632
   Due after one year through five
    years.............................    5,755     5,827    66,788    64,988
   Due after five years through ten
    years.............................    2,628     2,675    45,462    43,701
   Due after ten years................      268       270     3,186     2,942
   Mortgage-backed securities.........   10,395    10,395   202,646   196,575
   Equity securities..................                        8,675     8,669
                                        -------   -------  --------  --------
     Totals...........................  $19,616   $19,738  $335,397  $325,507
                                        =======   =======  ========  ========


   During 1999, gross gains of $190,000 were realized on the sale of securities and there were no gross realized losses.

   During 1998, gross gains of $174,000 were realized on the sale of securities and there were no gross realized losses.

   During 1997, gross gains of $12,000 and gross losses of $14,000 were realized on the sale of securities.

   Equity securities are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock; these holdings are required under regulatory guidelines.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

4. Loans and Other Real Estate

   Major classification of loans at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                            1999        1998
                                                         ----------  ----------
   Commercial, financial, and agricultural.............. $  257,047  $  257,409
   Real estate..........................................    878,897     659,320
   Consumer.............................................     73,388      77,187
   Other................................................    111,913      94,509
                                                         ----------  ----------
   Gross loans..........................................  1,321,245   1,088,425
   Less unearned income.................................     (1,085)     (1,398)
                                                         ----------  ----------
   Loans, net of unearned income........................  1,320,160   1,087,027
   Less allowance for loan losses.......................    (18,068)    (16,540)
                                                         ----------  ----------
   Net loans............................................ $1,302,092  $1,070,487
                                                         ==========  ==========

   In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $50,992,000 and $43,672,000 at December 31, 1999 and 1998, respectively. During 1999 and 1998, new loans of $32,517,000 and $38,163,000 were funded and repayments totaled $25,197,000 and $30,675,000, respectively.

   Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,146,000 and $4,357,000 at December 31, 1999 and 1998, respectively. If the loans of the Company had been current throughout their terms, gross interest income for the years ended December 31, 1999 and 1998, respectively, would have increased by approximately $392,000 and $384,000.

   Other real estate at December 31, 1999 and 1998 totaled $687,000 and $1,234,000, respectively.

   At December 31, 1999 and 1998, the recorded investment in loans for which impairment has been recognized totaled $4,573,000 and $4,843,000, respectively, and these loans had a corresponding valuation allowance of $202,000 and $270,000. The Company recognized no interest on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 1999 and 1998 were measured for impairment primarily using the fair value of the collateral.

   The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia, and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

5. Allowance for Loan Losses

   A summary of the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands):

                                                       1999     1998     1997
                                                      -------  -------  -------
   Balance, beginning of year........................ $16,540  $14,844  $12,633
   Provision charged to operations...................   1,954    1,796    3,421
                                                      -------  -------  -------
                                                       18,494   16,640   16,054
                                                      -------  -------  -------
   Loans charged off.................................  (1,277)  (1,864)  (2,927)
   Recoveries........................................     851    1,764    1,717
                                                      -------  -------  -------
   Net charge-offs...................................    (426)    (100)  (1,210)
                                                      -------  -------  -------
   Balance, end of year.............................. $18,068  $16,540  $14,844
                                                      =======  =======  =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

6. Property, Equipment, and Leasehold Improvements

   Major classifications of property, equipment, and leasehold improvements at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                                 1999    1998
                                                                ------- -------
   Land........................................................ $10,493 $ 8,779
   Buildings and improvements..................................  28,166  23,775
   Leasehold improvements......................................   6,066   4,842
   Furniture, equipment, and vault.............................  22,054  18,827
   Construction in progress....................................   2,117   1,803
                                                                ------- -------
                                                                 68,896  58,026
   Less accumulated depreciation and amortization..............  25,041  19,151
                                                                ------- -------
   Property, equipment, and leasehold improvements, net........ $43,855 $38,875
                                                                ======= =======

7. Deposits

  Deposits at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                             1999       1998
                                                          ---------- ----------
   Demand deposit accounts............................... $  210,185 $  232,450
   NOW accounts..........................................    217,883    187,481
   Savings and money market accounts.....................    296,723    298,817
   Time deposits less than $100,000......................    492,328    403,156
   Time deposits of $100,000 or more.....................    225,036    153,271
                                                          ---------- ----------
   Total deposits........................................ $1,442,155 $1,275,175
                                                          ========== ==========

   Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 1999 and 1998 were approximately $26,696,000 and $24,048,000, respectively.

8. Short and Long-Term Borrowings

   Short-term debt is summarized as follows (in thousands):

                                                                 1999    1998
                                                                ------- -------
   Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 7.2113% and
    6.3191% at December 31, 1999 and 1998, respectively;
    collateralized by the Company's stock in subsidiary
    banks.....................................................  $16,389 $11,500

   FHLB debt due January 31, 1999; interest at fixed rate of
    5.24%; collateralized by FHLB stock and certain first
    mortgage loans............................................            1,000

   FHLB debt due May 24, 1999; rate varies with LIBOR and was
    5.2875% at December 31, 1998; collateralized by FHLB stock
    and certain first mortgage loans..........................            9,200

   FHLB open ended notes payable, rate varies daily based on
    the FHLB Daily Rate Credit interest price and was 4.55% at
    December 31, 1999; collateralized by FHLB stock and
    certain first mortgage loans..............................    2,000
                                                                ------- -------
   Total short-term borrowings................................  $18,389 $21,700
                                                                ======= =======

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Long-term debt is summarized as follows (in thousands):

                                                                1999    1998
                                                              -------- -------
   FHLB debt due October 21, 2003; interest at fixed rate of
    4.30%; convertible at the option of the FHLB on October
    21, 2000 to a three month LIBOR advance; collateralized
    by FHLB stock and certain first mortgage loans..........  $ 10,000 $10,000

   FHLB debt due April 23, 2004; rate varies with LIBOR and
    was 5.9425% at December 31, 1999; rate changes to 5.02%
    from April 23, 2001 to April 23, 2004; convertible at
    the option of the FHLB on April 23, 2001 to a three
    month LIBOR advance; collateralized by FHLB stock and
    certain first mortgage loans............................    13,700

   FHLB debt due March 26, 2008; interest at fixed rate of
    5.51%; convertible at the option of the FHLB on March
    26, 2003 to a three month LIBOR advance; collateralized
    by FHLB stock and certain first mortgage loans..........     5,000   5,000

   FHLB debt due July 25, 2001; interest at fixed rate of
    6.40%; collateralized by FHLB stock and pledged
    available for sale securities with a carrying value of
    $2,431,000 and $2,504,000 at December 31, 1999 and 1998,
    respectively............................................     2,000   2,000

   FHLB debt due June 18, 2003; interest at fixed rate of
    5.40%; convertible at the option of the FHLB on June 18,
    2000 to a three month LIBOR advance; collateralized by
    FHLB stock and certain first mortgage loans.............     5,000   5,000

   FHLB debt due November 5, 2003; interest at fixed rate of
    4.74%; convertible at the option of the FHLB on November
    5, 2001 to a three month LIBOR advance; collateralized
    by FHLB stock and certain first mortgage loans..........     5,000   5,000

   FHLB debt due August 7, 2009; interest at a fixed rate of
    4.95%; convertible at the option of the FHLB on February
    7, 2000 and any payment date thereafter; collateralized
    by FHLB stock and certain first mortgage loans..........    25,000

   FHLB debt due July 11, 2002; interest at fixed rate of
    5.78%; convertible at the option of the FHLB on July 12,
    1999 to a three month LIBOR advance; collateralized by
    FHLB stock and certain first mortgage loans.............             5,000

   FHLB debt due July 30, 2004; interest at a fixed rate of
    5.715%; convertible at the option of the FHLB on July
    30, 2001 to a three-month LIBOR advance; collateralized
    by FHLB stock and certain first mortgage loans..........     5,000

   FHLB debt due December 2, 2009; interest at a fixed rate
    of 5.29%; convertible in whole at the option of the FHLB
    on June 2, 2000; collateralized by FHLB stock, certain
    first mortgage loans, and pledged available for sale
    securities with a carrying value of $3,851,000 at
    December 31, 1999.......................................    43,000

   Capital leases payable...................................       266     328
                                                              -------- -------
   Total long-term debt.....................................  $124,005 $32,328
                                                              ======== =======

   FHLB debt due October 12, 2001; interest rate varies with
    LIBOR and reprices monthly; rate at December 31, 1999
    was 6.05125%; collateralized by FHLB stock and certain
    first mortgage loans....................................    10,000

   Various notes payable....................................        39

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Aggregate maturities of long-term debt are as follows for fiscal years:

      2000............................................................. $     79
      2001.............................................................   12,071
      2002.............................................................       54
      2003.............................................................   20,054
      2004.............................................................   18,738
      Thereafter.......................................................   73,009
                                                                        --------
                                                                        $124,005
                                                                        ========

   The note payable to a third-party bank at December 31, 1999 is payable in full on May 31, 2000. Maximum borrowing under the secured master note agreement is $20,000,000 and interest is payable quarterly. Total interest expense paid on the note was $817,000 in 1999, $870,000 in 1998, and $1,156,000 in 1997.

   At December 31, 1999, the Company has $97,248,000 of available credit with the FHLB in addition to the $125,700,000 above, $3,611,000 of available credit with a regional financial institution, and federal funds lines of $162,100,000 with various correspondent banks, of which $103,525,000 remains available.

   The Company has also pledged approximately $216,000,000 in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility. At December 31, 1999, the Company had access to approximately $170,000,000 under this facility, and had no outstanding borrowings.

   The FHLB has a blanket lien on the Company's 1-4 family mortgage loans in the amount of the outstanding debt.

   Additional details regarding short-term debt are shown below (in thousands):

                                                       1999     1998     1997
                                                      -------  -------  -------
   Average amount outstanding during the year........ $23,125  $22,697  $43,236
   Maximum amount outstanding at any month end....... $58,922  $48,147  $50,600
   Weighted average interest rate:
     During year.....................................    5.65%    6.42%    6.16%
     End of year.....................................    6.92%    5.83%    6.27%

9. Leases

   One of the Company's subsidiary banks leases its main office building from a partnership, which includes a director and a stockholder of the Company, under a noncancelable operating lease expiring in 2013. Leases classified as capital leases include branch offices with a net book value of approximately $196,000 at December 31, 1999. Additionally, several subsidiary banks lease branch offices and equipment under operating leases.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

   Minimum future rental payments for the capital and operating leases are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   2000.......................................................  $ 90    $ 1,439
   2001.......................................................    75      1,480
   2002.......................................................    54      1,475
   2003.......................................................    54      1,476
   2004.......................................................    41      1,435
   Thereafter.................................................    10     10,747
                                                                ----    -------
   Total minimum payments.....................................   324    $18,052
                                                                        =======
   Less amount representing interest..........................    59
                                                                ----
   Net capital lease obligation...............................  $265
                                                                ====

   Rent expense charged to operations under operating lease agreements for the years ended December 31, 1999, 1998, and 1997 were approximately $1,268,000, $1,342,000, and $1,350,000, respectively, of which $958,000, $968,000, and
$942,000, respectively, during 1999, 1998, and 1997 relate to leases with related parties.

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

   At December 31, 1999 and 1998, unused commitments under lines of credit aggregated approximately $426,779,000 and $276,877,000, of which $20,912,000 and $21,132,000 pertained to related parties, respectively. The Company evaluates each customer's credit worthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

   The Company had approximately $14,431,000 and $8,814,000 in irrevocable standby letters of credit outstanding at December 31, 1999 and 1998, of which $121,000 and $204,000 at December 31, 1999 and 1998, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

   The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on legal counsel's opinion, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company's financial condition or results of operations.

11. Employee Benefit Plans

   One of the subsidiary banks, National Bank of Commerce (NBC), has a defined benefit pension plan covering substantially all employees of NBC. Effective December 31, 1999, the Company ceased further benefit

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES accruals under the plan, resulting in a curtailment of the plan. The effect of the curtailment was a $1,522,000 reduction in the projected benefit obligation, which was offset by the recognition of a previously unrecognized prior service cost of $13,000 and a portion of the unrecognized net loss of $690,000. The net result of the curtailment was a recorded curtailment gain of $819,000.

   Benefits are based on years of service and the average monthly earnings for the last sixty months of employment. The Company's policy is to use the "projected unit credit" actuarial method for financial reporting purposes and the "frozen entry age" actuarial method for funding purposes. The components of net pension expense (income) for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                                            1999   1998   1997
                                                            -----  -----  -----
Service cost............................................... $ 659  $ 505  $ 412
Interest cost..............................................   334    261    210
Expected return on assets..................................  (360)  (297)  (209)
Amortization of transition (asset)/obligation..............     2     (2)    (2)
Amortization of prior service cost.........................    (2)     2      2
Recognized net actuarial (gain)/loss.......................    54     23     12
                                                            -----  -----  -----
Net periodic pension cost..................................   687    492    425
                                                            -----  -----  -----
Gain on curtailment........................................  (819)
                                                            -----  -----  -----
Pension (income) expense................................... $(132) $ 492  $ 425
                                                            =====  =====  =====

   The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plan's funded status for the years ended December 31, 1999 and 1998, is as follows (in thousands):

                                                              1999     1998
                                                             -------  -------
Change in benefit obligation
Projected benefit obligation at end of prior year........... $ 4,975  $ 3,774
  Service cost..............................................     659      505
  Interest cost.............................................     334      261
  Actuarial (gain) loss.....................................    (829)     464
  Benefits paid.............................................    (100)     (29)
  Curtailment...............................................  (1,522)
                                                             -------  -------
Projected benefit obligation at end of year................. $ 3,517  $ 4,975
                                                             =======  =======
Change in plan assets
Fair value of plan assets at end of prior year.............. $ 3,737  $ 3,041
  Actual return on plan assets..............................    (342)     303
  Employer contributions....................................     410      422
  Benefits paid.............................................    (100)     (29)
                                                             -------  -------
Fair value of plan assets at end of year.................... $ 3,705  $ 3,737
                                                             =======  =======
Funded status
Plan assets less than (in excess of) projected benefit
 obligation................................................. $  (188) $ 1,238
Unrecognized net loss.......................................    (324)  (1,195)
Unrecognized prior service cost.............................              (15)
Unrecognized net asset at date of initial application.......       9       11
                                                             -------  -------
Accrued pension liability (asset)........................... $  (503) $    39
                                                             =======  =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

   Primary assumptions used to actuarially determine net pension expense are as follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
Settlement (discount rate).................................... 7.50% 7.00% 7.50%
Expected long-term rate of return on plan assets.............. 9.00% 9.00% 9.00%
Salary increase rate.......................................... 4.25% 4.25% 4.25%

   The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 10% of their salary to the plan on a pre-tax basis and the Company matches participants' contributions up to the first 2% of each participant's salary. The Company's matching contribution charged to operations related to this plan, as well as other plans of merged banks, was $507,000, $431,000, and $375,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

   The Company and certain subsidiary banks have deferred compensation plans for the benefit of the Company's former chief executive officer. Payments under the plans commence March 15, 1997 and March 15, 2002, or at his death, if earlier, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. At December 31, 1999, the cash surrender value of the policies was $2,285,000. Additionally, the Company and several of its subsidiary banks own life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain presidents, employees and directors of such banks. The total cash surrender value of such policies at December 31, 1999 was $2,355,000.

   The Company sponsors a Performance Share Plan (the PSP) to offer long-term incentives in addition to current compensation to key executives. The criteria for payment of performance share awards is based upon a comparison of the Company's average return on average equity for an award period to that of a comparison group of bank holding companies. If the Company's results are below the median of the comparison group, no portion of the award is earned. If the Company's results are at or above the 90th percentile, the award maximum is earned. The vesting period for awards is four years. Under the plan, 400,000 shares have been reserved for issuances.

   A base grant of 14,150 shares was made in each of the three years ended December 31, 1999, 1998 and 1997. The market value per share was $26.75, $26.38 and $19.25 at each grant date for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, outstanding awards of expected and maximum payouts were 87,446 and 94,945 shares, respectively. Expense recorded for the PSP was $466,000, $411,000 and $105,000 in 1999, 1998
and 1997, respectively.

   During 1997, the Company adopted a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the Subsidiary PSP) and granted approximately 20,000 shares, with a market value per share of $25.13, in 1997 to vest over a sixty-three month period. The actual number of shares to be distributed in fiscal 2002 will depend on the subsidiary bank's performance as well as certain conditions to be met by the directors. At December 31, 1999, the expected and maximum payout was 18,261 shares, net of forfeitures. Expense recorded for the Subsidiary PSP was $77,000, $96,000, and $24,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

   During 1999, the Company adopted the 1999 Long Term Incentive Plan (the
Plan) which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards to eligible employees of the Company. The total number of shares of common stock reserved and available for distribution under the Plan shall be 300,000 shares. Any awards under the Plan will be in addition to awards made under the PSP. No awards have been made under the Plan as of December 31, 1999.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

   In connection with the 1998 and 1997 business combinations, the Company assumed fixed stock option plans of the merged banks. Additionally, the Company had fixed stock option plans with outstanding options granted prior to 1997. A summary of the status of the Company's fixed stock options as of December 31, 1999, 1998 and 1997 and changes during each of the three years then ended is presented below:

                                1999              1998               1997
                          ----------------- ------------------ ------------------
                                   Weighted           Weighted           Weighted
                                   Average            Average            Average
                                   Exercise           Exercise           Exercise
                          Shares    Price    Shares    Price    Shares    Price
                          -------  -------- --------  -------- --------  --------
Outstanding, beginning
 of year................  330,057   $ 9.43   487,146   $ 7.98   585,777  $  8.05
Granted.................    3,518    26.78    11,258    23.54    41,771    15.61
Exercised...............  (94,204)    7.83  (168,347)    6.19  (140,402)  (10.68)
                          -------   ------  --------   ------  --------  -------
Outstanding, end of
 year...................  239,371   $10.31   330,057   $ 9.43   487,146  $  8.09
                          =======   ======  ========   ======  ========  =======
Options exercisable, end
 of year................  231,913            258,785            260,509
                          =======           ========           ========


   The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                             Options Outstanding
                                          --------------------------
                                                        Remaining
     Exercise                               Number     Contractual     Options
       Price                              Outstanding      Life      Exercisable
     --------                             ----------- -------------- -----------
     $ 5.03..............................     5,631   March 2004         5,631
     $ 5.97..............................     3,518   March 2005         3,518
     $ 6.39..............................    80,848   October 2002      80,848
     $ 9.39..............................    32,790   August 2006       25,332
     $10.00..............................    38,333   November 2004     38,333
     $10.10..............................    14,848   October 2004      14,848
     $11.37..............................     3,518   March 2006         3,518
     $13.00..............................     6,833   November 2005      6,833
     $14.64..............................     4,949   February 2006      4,949
     $14.92..............................     3,518   September 2006     3,518
     $15.29..............................     3,518   March 2007         3,518
     $15.56..............................    26,995   March 2007        26,995
     $17.42..............................     3,518   September 2006     3,518
     $20.60..............................     3,518   March 2008         3,518
     $26.78..............................     3,518   September 2006     3,518
     $30.02..............................     3,518   September 2006     3,518
                                            -------                    -------
                                            239,371                    231,913
                                            =======                    =======

   The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $6.17, $5.91 and $7.92, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1999--expected volatility 25.0%, expected dividend yield 3.0%, risk-free interest rate of 6.0%, and an expected life of 7 years; 1998-- expected volatility .05%, expected dividend yield 1.0%, risk-free interest rate of 5.0%, and an expected life of 7 years; and 1997--expected volatility 11.0%, expected dividend yield 0%, risk-free interest rate of 6.3%, and an expected life of 9 years. Total compensation

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES expense recorded for the fixed stock option plans was $53,000, $90,000 and $396,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

   As of December 31, 1999, the Company had 64,979 restricted shares of stock outstanding pursuant to a Restricted Stock Agreement (RSA) which originated in 1994. As of August 31, 1999, the restrictions on the RSA stock lapsed and the shares became fully transferable. The RSA provided for employees covered by the plan to elect a cash award equal to an amount of personal income tax liability resulting from the award. No dividends were permitted and the sale or transfer of shares was restricted for five years. Shares awarded to participants that left the Company prior to the completion of five years of service following the award were required to be surrendered and were ratably awarded to remaining participants. During the years ended December 31, 1998 and 1997, total expense for the RSA was $92,000 and $93,000, respectively.

  Additionally, the Company and two of its subsidiary banks maintain deferral of compensation plans for certain directors who are not employees of the Company. Under the plans, a non-employee director may choose to have all or part of the cash and/or stock equivalents he would normally receive as compensation deferred for future payments at such time and in such manner as the director specifies at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company's short-term borrowing rate. Dividends earned on stock equivalent portions are credited to the deferral of compensation account in the form of additional stock equivalents. At December 31, 1999 and 1998, the amount payable under the terms of these plans totaled $875,000 and $457,000, respectively. For the years ending December 31, 1999, 1998 and 1997, approximately $418,000, $300,000 and $136,000, respectively, was expensed under these plans.

  One of the Company's subsidiary banks has a deferred compensation plan whereby directors may elect to have all or a portion of their compensation deferred. Expense recognized under the plan was $18,000, $23,000 and $18,000 in 1999, 1998 and 1997, respectively. At December 31, 1999, amounts payable under the plan totaled $81,000.

   During 1999, the Company completed the termination of a merged bank's leveraged employee stock ownership plan as a portion of the ESOP's unallocated shares were sold on the open market in order to satisfy the ESOP's debt with the remaining shares allocated to the participants. Compensation expense related to the ESOP was not material to the Company for 1999, 1998 or 1997.

12. Income Taxes

   The components of the provision for income taxes consist of the following for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                         1999     1998    1997
                                                        -------  ------  ------
Current:
  Federal.............................................. $10,722  $7,989  $6,482
  State................................................   1,085     760     796
                                                        -------  ------  ------
Total current expense..................................  11,807   8,749   7,278
Deferred:
  Federal..............................................  (1,485)   (655)   (681)
  State................................................     (85)    119     (99)
                                                        -------  ------  ------
Total deferred benefit.................................  (1,570)   (536)   (780)
Change in valuation allowance..........................     --      (59)   (412)
                                                        -------  ------  ------
Total provision for income taxes....................... $10,237  $8,154  $6,086
                                                        =======  ======  ======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Temporary differences and carryforwards which give rise to a significant portion of the Company's deferred tax assets and liabilities for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                                                   1999   1998
                                                                  ------ ------
Deferred tax assets:
  Loan loss reserve.............................................. $5,762 $3,422
  Other real estate owned basis difference.......................      7     28
  Net operating loss.............................................     40    171
  Deferred compensation..........................................  1,630    931
  Loan fees......................................................    527    285
  Unrealized loss on securities..................................  3,424
  Other..........................................................    138    373
                                                                  ------ ------
Total deferred tax asset......................................... 11,528  5,210
Deferred tax liabilities:
  Depreciation and basis difference..............................  2,908  2,381
  Unrealized gains on securities.................................           617
  Other..........................................................    251     14
  Core deposits..................................................    193    179
                                                                  ------ ------
Total deferred tax liabilities...................................  3,352  3,191
                                                                  ------ ------
Net deferred tax asset........................................... $8,176 $2,019
                                                                  ====== ======

   Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                      1999     1998    1997
                                                     -------  ------  ------
   Provision for income taxes at statutory federal
    income tax rate................................. $11,396  $8,687  $6,897
   Increase (decrease) resulting from:
     State income taxes, net of federal income tax
      benefit.......................................     645     541     446
     Change in valuation allowance..................             (59)   (412)
     Tax free interest income.......................  (1,283)   (677)   (689)
     Nondeductible meals and entertainment..........      77      92     108
     Disallowed interest expense deduction..........      97      87      85
     Goodwill and core deposit amortization.........     134     103     105
     General business and other credits.............    (830)   (706)   (614)
     Net operating losses...........................             (55)    (61)
     Other, net.....................................             141     221
                                                     -------  ------  ------
   Total provision for income taxes................. $10,236  $8,154  $6,086
                                                     =======  ======  ======

   For Federal income tax purposes, one of the Company's subsidiaries has net operating loss carryforwards totaling $488,000 and $504,000 at December 31, 1999 and 1998, respectively, which will expire beginning in 2006. For state income tax purposes, two of the Company's subsidiaries have net operating loss carryforwards and tax credits totaling $817,000 and $3,815,000 at December 31, 1999 and 1998, respectively.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

13. Noninterest Expense

   The following table sets forth, for the years ended December 31, 1999, 1998, and 1997, the principal components of noninterest expense (in thousands):

                                                         1999    1998    1997
                                                        ------- ------- -------
   Salaries and employee benefits...................... $37,452 $36,021 $29,992
   Net occupancy expense...............................   7,265   6,724   6,623
   Amortization of goodwill............................     387     302     298
   Advertising.........................................   1,028     976   1,445
   Banking assessments.................................     482     473     441
   Data processing expenses............................   1,442   2,435   2,151
   Legal and professional fees.........................   2,911   3,609   1,947
   Noncredit losses (recoveries).......................     206     129     283
   Other...............................................  11,282  10,485   9,638
                                                        ------- ------- -------
   Total noninterest expense........................... $62,455 $61,154 $52,818
                                                        ======= ======= =======

14. Earnings Per Share

   The following table reflects the reconciliation, after adjusting for stock splits, of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

                                                                       Per Share
                                                        Income  Shares  Amount
                                                        ------- ------ ---------
   1999
   Basic EPS net income................................ $22,271 11,079   $2.01
                                                                         =====
   Effect of dilutive securities options...............            194
                                                        ------- ------
   Diluted EPS......................................... $22,271 11,273   $1.98
                                                        ======= ======   =====
   1998
   Basic EPS net income................................ $17,372 10,804   $1.61
                                                                         =====
   Effect of dilutive securities options...............            369
                                                        ------- ------
   Diluted EPS......................................... $17,372 11,173   $1.55
                                                        ======= ======   =====
   1997
   Basic EPS net income................................ $14,116 10,552   $1.34
                                                                         =====
   Effect of dilutive securities options...............            447
                                                        ------- ------
   Diluted EPS......................................... $14,116 10,999   $1.28
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

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

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

   The estimated fair values of financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                            1999                  1998
                                    --------------------- ---------------------
                                     Carrying              Carrying
                                      Amount   Fair Value   Amount   Fair Value
                                    ---------- ---------- ---------- ----------
Financial assets:
  Cash and due from banks.......... $   73,125 $   73,125 $   70,813 $   70,813
  Interest-bearing deposits in
   other banks.....................      6,768      6,768        225        225
  Federal funds sold and securities
   purchased under agreements to
   resell..........................     33,568     33,568     57,076     57,076
  Investment securities and securi-
   ties available for sale.........    345,123    345,245    324,213    324,772
  Trading securities...............      2,701      2,701      5,534      5,534
  Loans............................  1,328,775  1,326,628  1,106,074  1,133,460
Financial liabilities:
  Deposits.........................  1,442,155  1,440,919  1,275,175  1,284,915
  Federal funds purchased;
   securities sold under agreements
   to resell; and treasury, tax,
   and loan account................    138,077    138,077    164,139    164,139
  Short-term borrowings............     18,389     18,389     21,700     21,700
  Long-term debt...................    124,005    113,697     32,328     34,088

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

16. Parent Company

   The condensed financial information of the parent company only for the years ended December 31, 1999, 1998, and 1997 is presented as follows (in thousands):

                                                              1999      1998
                                                            --------  --------
Balance Sheets
Assets:
  Cash..................................................... $  3,964  $  2,482
  Securities available for sale............................       81       337
  Investments in subsidiaries..............................  147,994   139,386
  Intangibles..............................................    6,466     6,669
  Other assets.............................................    1,251     1,360
                                                            --------  --------
Total assets............................................... $159,756  $150,234
                                                            ========  ========
Liabilities and stockholders' equity:
  Accounts payable......................................... $  4,899  $  7,601
  Accrued interest payable.................................      213       140
  Short and long-term debt.................................   16,389    11,500
                                                            --------  --------
Total liabilities..........................................   21,501    19,241
                                                            --------  --------
Stockholders' equity:
  Common stock.............................................   11,187    10,972
  Additional paid-in capital...............................   81,939    78,570
  Retained earnings........................................   54,897    40,584
  Treasury stock...........................................   (3,226)
  Unearned ESOP............................................                (75)
  Accumulated other comprehensive (loss) income, net of
   taxes...................................................   (6,542)      942
                                                            --------  --------
Total stockholders' equity.................................  138,255   130,993
                                                            --------  --------
Total liabilities and stockholders' equity................. $159,756  $150,234
                                                            ========  ========

                                                        1999    1998    1997
                                                       ------- ------- -------
Statements of Income
Income:
  Dividends from subsidiaries......................... $11,909 $ 7,496 $10,421
  Securities gains....................................     148     139
  Other...............................................      36      41      34
                                                       ------- ------- -------
                                                        12,093   7,676  10,455
                                                       ======= ======= =======
Expenses:
  Interest expense....................................     816     870   1,165
  Other expenses......................................   2,771   3,797   1,940
                                                       ------- ------- -------
Total expenses........................................   3,587   4,667   3,105
                                                       ------- ------- -------
Income before equity in undistributed earnings of
 subsidiaries.........................................   8,506   3,009   7,350
Equity in undistributed earnings of subsidiaries......  12,578  13,059   5,816
                                                       ------- ------- -------
Income before income taxes............................  21,084  16,068  13,166
Income tax benefit....................................   1,187   1,304     950
                                                       ------- ------- -------
Net income............................................ $22,271 $17,372 $14,116
                                                       ======= ======= =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                      1999     1998     1997
                                                     -------  -------  -------
Statements of Cash Flows
Cash flows from operating activities:
Net income.......................................... $22,271  $17,372  $14,116
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of investment in consolidated
   subsidiaries in excess of net assets acquired and
   core deposits....................................     338      334      369
  Equity in undistributed earnings of subsidiaries.. (12,578) (13,059)  (5,816)
  Deferred tax (benefit) expense....................     (87)    (474)      99
  Other.............................................     285      222      285
  Increase in other assets and liabilities..........  (2,620)   4,147    1,097
                                                     -------  -------  -------
    Net cash provided by operating activities.......   7,609    8,542   10,150
                                                     -------  -------  -------
Cash flows from investing activities:
Additional investment in subsidiaries...............           (1,500)  (3,014)
Decrease (increase) in securities available for
 sale...............................................     256       62     (194)
                                                     -------  -------  -------
    Net cash used in investing activities...........     256   (1,438)  (3,208)
                                                     -------  -------  -------
Cash flows from financing activities:
Dividends on common stock...........................  (7,958)  (5,626)  (3,342)
Change in other liabilities.........................    (303)             (438)
Exercise of stock options...........................     215    1,858       82
Distribution for fractional shares..................                       (14)
Net (decrease) increase in borrowings...............   4,889   (3,837)  (1,763)
Stock acquired for purchase business combination....  (3,226)
                                                     -------  -------  -------
    Net cash used in financing activities...........  (6,383)  (7,605)  (5,475)
                                                     -------  -------  -------
    Net (decrease) increase in cash.................   1,482     (501)   1,467
Cash, beginning of year.............................   2,482    2,983    1,516
                                                     -------  -------  -------
Cash, end of year................................... $ 3,964  $ 2,482  $ 2,983
                                                     =======  =======  =======

17. Regulatory

   The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 1999, the required reserves totaled $17,998,000.

   At December 31, 1999 and 1998, securities with carrying values of $178,398,000 and $176,794,000, respectively, were pledged to secure U.S. government deposits and other public funds and for purposes as required or permitted by law.

   The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company's judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 1999, $40,137,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

   As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

   The actual capital amounts and ratios of the Company are presented in the table below (in thousands):

                                                                   To Be Well
                                                                  Capitalized
                                                                  Under Prompt
                                                                   Corrective
                                                For Capital          Action
                                 Actual      Adequacy Purposes     Provisions
                             --------------  ------------------- --------------
                              Amount  Ratio    Amount    Ratio    Amount  Ratio
                             -------- -----  ---------- -------- -------- -----
As of December 31, 1999:
  Total qualifying capital
   (to risk-weighted
   assets).................. $152,790 10.62% $  115,096   8.00%  $143,870 10.00%
  Tier I capital (to risk-
   weighted assets)......... $134,922  9.38% $   57,536   4.00%  $ 86,304  6.00%
  Tier I capital (to average
   assets).................. $134,922  7.18% $   75,165   4.00%  $ 93,957  5.00%

As of December 31, 1998:
  Total qualifying capital
   (to risk-weighted
   assets).................. $138,028 11.28% $   97,891   8.00%  $122,364 10.00%
  Tier I capital (to risk-
   weighted assets)......... $122,732 10.03% $   48,946   4.00%  $ 73,418  6.00%
  Tier I capital (to average
   assets).................. $122,732  7.41% $   66,250   4.00%  $ 82,813  5.00%

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  The actual capital amounts and ratios of National Bank of Commerce, the Company's most significant subsidiary, are presented in the table below (in thousands):

                                                                   To Be Well
                                                                   Capitalized
                                                                  Under Prompt
                                                    For Capital    Corrective
                                                     Adequacy        Action
                                       Actual        Purposes      Provisions
                                    -------------  -------------  -------------
                                    Amount  Ratio  Amount  Ratio  Amount  Ratio
                                    ------- -----  ------- -----  ------- -----
As of December 31, 1999:
  Total qualifying capital (to
   risk-weighted assets)........... $71,854 10.01% $57,426 8.00%  $71,782 10.00%
  Tier I capital (to risk-weighted
   assets)......................... $63,454  8.84% $28,712 4.00%  $43,068  6.00%
  Tier I capital (to average as-
   sets)........................... $63,454  7.26% $34,961 4.00%  $43,701  5.00%
As of December 31, 1998:
  Total qualifying capital (to
   risk-weighted assets)........... $64,397 10.90% $47,278 8.00%  $59,097 10.00%
  Tier I capital (to risk-weighted
   assets)......................... $57,010  9.65% $23,639 4.00%  $35,458  6.00%
  Tier I capital (to average as-
   sets)........................... $57,010  7.33% $31,092 4.00%  $38,866  5.00%

18. Related Party Transactions

   In addition to the previously disclosed related party transactions, the Company received trust fees of approximately $629,000 in 1999, $700,000 in 1998, and $589,000 in 1997 from related parties.

19. Segment Reporting

   In addition to traditional commercial and consumer retail banking products, the Company offers trust services, mortgage lending services, investment services and insurance services to its customers. The trust division manages the assets of both corporate and individual customers located primarily in the Birmingham, Alabama market. The mortgage lending division makes home loans to individuals throughout the state of Alabama. The majority of the loans made are sold to corporate investors, who also service the loans. The investment services division sells fixed income and equity securities trading services to both individual and corporate customers. The insurance division offers a full line of insurance products including life, property and casualty insurance to individual and corporate customers primarily in the state of Alabama. These four divisions, along with the commercial and retail banking division, are considered the Company's reportable segments for financial disclosure purposes.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain overhead expenses are not allocated among the segments. Additionally, the fixed assets utilized by the various divisions are not separately identified by management. Accordingly, the results of operations for the trust, mortgage lending, investment banking, and insurance segments are not indicative of the results which would be achieved if each of the segments were a separate company. Intersegment transactions are accounted for at fair market value.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

   The Company's reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company's consolidated totals (in thousands):

                         Investment           Mortgage             Retail and
                          Services   Trust     Lending   Insurance Commercial  Corporate  Elimination
                          Division  Division Division(2) Division   Banking   Overhead(1)   Entries    Total
                         ---------- -------- ----------- --------- ---------- ----------- ----------- --------
Year ended December 31,
 1999:
Interest income.........  $ 2,531              $  527      $  16    $123,426    $   (93)     $(739)   $125,668
Interest expense........      955                 348          9    $ 57,894        816       (739)     59,283
                          -------              ------      -----    --------    -------      -----    --------
Net interest income.....    1,576                 179          7      65,532       (909)       --       66,385
Provision for loan
 losses.................                                               1,954                             1,954
Noninterest income......   10,331    $2,190     4,240      1,068      12,544        184                 30,557
Noninterest expense.....   10,238     1,149     3,043        875      44,472    $ 2,678                 62,455
                          -------    ------    ------      -----    --------    -------      -----    --------
Net income before
 provision for income
 taxes and minority
 interest...............  $ 1,669    $1,041    $1,376      $ 200    $ 31,650    $(3,403)     $ --     $ 32,533
                          =======    ======    ======      =====    ========    =======      =====    ========
Year ended December 31,
 1998:
Interest income.........  $ 1,564              $  649               $114,381    $   (94)     $(796)   $115,704
Interest expense........      401                 395                 55,685        870       (796)     58,555
                          -------              ------               --------    -------      -----    --------
Net interest income.....    1,163                 254                 58,696       (964)       --       59,149
Provision for loan
 losses.................                                               1,796                             1,796
Noninterest income......   11,754    $2,101     4,405                 10,911        179                 29,350
Noninterest expense.....   10,500     1,169     2,666                 43,117      3,702                 61,154
                          -------    ------    ------               --------    -------      -----    --------
Net income before
 provision for income
 taxes and minority
 interest...............  $ 2,417    $  932    $1,993               $ 24,694    $(4,487)     $ --     $ 25,549
                          =======    ======    ======               ========    =======      =====    ========
Year ended December 31,
 1997:
Interest income.........  $   713              $  545               $103,615    $  (116)     $(249)   $104,508
Interest expense........      110                 139                 47,223      1,156       (249)     48,379
                          -------              ------               --------    -------      -----    --------
Net interest income.....      603                 405                 56,392     (1,272)       --       56,129
Provision for loan
 losses.................                                               3,421                             3,421
Noninterest income......    8,760    $1,779     1,644                  8,078         13                 20,294
Noninterest expense.....    8,369     1,105     1,504                 40,004    $ 1,806                 52,788
                          -------    ------    ------               --------    -------      -----    --------
Net income before
 provision for income
 taxes and minority
 interest...............  $   994    $  694    $  546               $ 21,045    $(3,065)     $ --     $ 20,214
                          =======    ======    ======               ========    =======      =====    ========

--------
(1) Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense, and the amortization of intangibles.
(2) Mortgage lending includes allocated intercompany income totaling $247,000 and $102,000 at December 31, 1999 and 1998, respectively.