Form 10-K/A
period 1999-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2000-03-27
CIK 926966

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
            (Amounts in thousands, except ratios and per share data)

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             1999      1998(1)     1997(1)     1996(1)     1995(1)
                          ----------  ----------  ----------  ----------  ----------
Income Statement Data:
Interest income.........  $  125,668  $  115,704  $  104,508  $   93,178  $   62,090
Interest expense........      59,283      56,555      48,379      42,174      30,079
                          ----------  ----------  ----------  ----------  ----------
Net interest income.....      66,385      59,149      56,129      51,004      32,011
Provision for loan
 losses.................       1,954       1,796       3,421       1,035       1,171
                          ----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 loan losses............      64,431      57,353      52,708      49,969      30,840
Net securities gains
 (losses)...............         190         174          (2)        (84)         21
Noninterest income......      30,367      29,176      20,296      19,214      10,749
Noninterest expense.....      62,455      61,154      52,788      50,175      32,141
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      32,533      25,549      20,214      18,924       9,469
Provision for income
 taxes..................      10,237       8,154       6,086       5,279         951
                          ----------  ----------  ----------  ----------  ----------
Income before minority
 interest in earnings of
 consolidated subsidiary
 .......................      22,296      17,395      14,128      13,645       8,518
Minority interest in
 earnings of
 consolidated
 subsidiary.............          25          23          12          14         650
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $   22,271  $   17,372  $   14,116  $   13,631  $    7,868
                          ==========  ==========  ==========  ==========  ==========

Balance Sheet Data:
Total assets............  $1,921,884  $1,672,049  $1,495,814  $1,260,635  $1,142,064
Earning assets..........   1,716,935   1,493,122   1,313,097   1,149,038   1,035,396
Securities..............     345,123     324,213     265,102     224,939     227,087
Loans held for sale.....       8,615      19,047       5,291       4,339       2,431
Loans, net of unearned
 income.................   1,320,160   1,087,027     961,079     863,968     743,530
Allowance for loan
 losses.................      18,068      16,540      14,844      12,633      11,621
Deposits................   1,442,155   1,275,175   1,125,479     988,876     945,544
Short-term debt.........      18,389      21,700      29,087      42,205      21,280
Long-term debt..........     124,005      32,328      16,587      12,939       1,089
Stockholders' equity....     138,255     130,993     116,888     105,204      88,230
Weighted Average Shares
 Outstanding--
 Diluted(2).............      11,273      11,173      10,999      10,490       6,429

Per Common Share Data:
Net income--diluted(3)..  $     1.98  $     1.55  $     1.28  $     1.30  $     1.09
Book value (period
 end)...................       12.49       11.94       11.02       10.43        9.04
Tangible book value
 (period end)...........       11.52       11.19       10.20        9.66        8.24
Dividends declared......        0.72        0.60        0.46        0.28         --

Performance Ratios:
Return on average
 assets.................        1.26%       1.10%       1.05%       1.17%       1.02%
Return on average
 equity.................       16.28       13.81       12.73       14.22       14.30
Net interest margin(4)..        4.18        4.24        4.62        4.75        4.44
Net interest margin
 (taxable
 equivalent)(4).........        4.25        4.31        4.71        4.83        4.53

Asset Quality Ratios:
Allowance for loan
 losses to period end
 loans(5)...............        1.37%       1.52%       1.54%       1.46%       1.56%
Allowance for loan
 losses to period end
 nonperforming
 loans(6)...............      394.67      340.61      281.14      377.22      296.61
Net charge-offs to
 average loans(5).......        0.04        0.01        0.13        0.00        0.05
Nonperforming assets to
 period end loans and
 foreclosed
 property(5)(6).........        0.40        0.56        0.73        0.48        0.63

Capital and Liquidity
 Ratios:
Average equity to
 average assets.........        7.77%       7.95%       8.27%       8.21%       7.11%
Leverage (4.00% required
 minimum)(7)............        7.18        7.41        7.75        8.64       10.33
Risk-based capital
 Tier 1 (4.00% required
  minimum)(7)...........        9.38       10.03        9.89       10.91       10.83
 Total (8.00% required
  minimum)(7)...........       10.62       11.28       11.14       12.16       12.08
Average loans to average
 deposits...............       88.96       83.02       85.44       84.08       78.81

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