Form 10-Q
period 2000-03-31
ALABAMA NATIONAL BANCORPORATION
filed 2000-05-12
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ____________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

            1927 FIRST AVENUE NORTH, BIRMINGHAM, ALABAMA 35203-4009
            -------------------------------------------------------
                    (Address of principal executive office)

Registrant's telephone number, including area code:  (205) 583-3600
                                                     --------------

             ___________________________________________________
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X     No_____
                           -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at May 10, 2000
         -----                               ---------------------------
Common Stock, $1.00 Par Value                         11,066,469

                                     INDEX

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                            PAGE
-----------------------------                                            ----
Item 1.   Financial Statements (Unaudited)

          Consolidated statements of condition
          March 31, 2000 and December 31, 1999..........................   3

          Consolidated statements of income
          Three months ended March 31, 2000 and 1999....................   4

          Consolidated statements of other comprehensive income
          Three months ended March 31, 2000 and 1999....................   6

          Consolidated statements of cash flows
          Three months ended March 31, 2000 and 1999....................   7

          Notes to the unaudited consolidated financial statements
          March 31, 2000................................................   8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....  25

PART II. OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K..............................  25

SIGNATURES..............................................................  26

FORWARD-LOOKING INFORMATION
---------------------------

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation ("Alabama National" or, the "Company"), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National's best judgement based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National's Securities and Exchange Commission filings and other public announcements. With respect to the adequacy of the allowance for loan losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets.

Part I - Financial Information

                                           Item 1 - Financial Statements (Unaudited)
                                       Alabama National BanCorporation and Subsidiaries
                                             Consolidated Statements of Condition
                                             ------------------------------------
                                             (In thousands, except share amounts)

                                                                                    March 31, 2000        December 31, 1999
                                                                                    --------------        -----------------
                                                                                       (Unaudited)
 Assets
     Cash and due from banks...................................................        $    80,556              $    73,125
     Interest-bearing deposits in other banks..................................              6,192                    6,768
     Investment securities (estimated market values of $33,182 and $19,738)....             33,102                   19,616
     Securities available for sale.............................................            324,852                  325,507
     Trading securities........................................................                653                    2,701
     Federal funds sold and securities purchased under resell agreements.......             29,195                   33,568
     Loans held for sale.......................................................              7,478                    8,615
     Loans.....................................................................          1,375,793                1,321,245
     Unearned income...........................................................             (1,072)                  (1,085)
                                                                                       -----------              -----------
     Loans, net of unearned income.............................................          1,374,721                1,320,160
     Allowance for loan losses.................................................            (18,554)                 (18,068)
                                                                                       -----------              -----------
     Net loans.................................................................          1,356,167                1,302,092
     Property, equipment and leasehold improvements, net.......................             45,935                   43,855
     Intangible assets.........................................................             10,563                   10,730
     Cash surrender value of life insurance....................................             39,578                   31,642
     Receivable from investment division customers.............................             11,029                   24,573
     Other assets..............................................................             37,295                   39,092
                                                                                       -----------              -----------
     Totals....................................................................        $ 1,982,595              $ 1,921,884
                                                                                       ===========              ===========

 Liabilities and Stockholders' Equity
     Deposits:
       Noninterest bearing.....................................................        $   239,879              $   210,185
       Interest bearing........................................................          1,293,513                1,231,970
                                                                                       -----------              -----------
     Total deposits............................................................          1,533,392                1,442,155
     Federal funds purchased and securities sold under repurchase agreements...            118,626                  131,878
     Treasury, tax and loan accounts...........................................              1,110                    6,199
     Short-term borrowings.....................................................             18,389                   18,389
     Accrued expenses and other liabilities....................................             45,882                   61,003
     Long-term debt............................................................            123,986                  124,005
                                                                                       -----------              -----------
     Total liabilities.........................................................          1,841,385                1,783,629

     Common stock, $1 par, authorized 17,500,000 shares; issued 11,187,019
       shares at March 31, 2000 and December 31, 1999..........................             11,187                   11,187
     Additional paid-in capital................................................             81,939                   81,939
     Retained earnings.........................................................             58,231                   54,897
     Treasury stock at cost, 121,129 shares at March 31, 2000 and
      December 31, 1999........................................................             (3,226)                  (3,226)
     Accumulated other comprehensive income (loss), net of tax.................             (6,921)                  (6,542)
                                                                                       -----------              -----------
     Total stockholders' equity................................................            141,210                  138,255
                                                                                       -----------              -----------
     Totals....................................................................        $ 1,982,595              $ 1,921,884
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

                                                                                           For the three months
                                                                                              ended March 31,
                                                                                              ---------------
                                                                                         2000                 1999
                                                                                         ----                 ----
 Interest income:
     Interest and fees on loans..................................................       $  29,458              $  23,159
     Interest on securities......................................................           5,834                  4,819
     Interest on deposits in other banks.........................................              56                      4
     Interest on trading securities..............................................              40                     85
     Interest on Federal funds sold and securities purchased
       under resell agreements...................................................             706                    744
                                                                                      -----------             ----------
 Total interest income...........................................................          36,094                 28,811

 Interest expense:
     Interest on deposits........................................................          14,389                 10,787
     Interest on Federal funds purchased and securities sold
       under repurchase agreements...............................................           1,792                  1,796
     Interest on long and short-term borrowings..................................           2,005                    852
                                                                                      -----------             ----------
 Total interest expense..........................................................          18,186                 13,435
                                                                                      -----------             ----------
 Net interest income.............................................................          17,908                 15,376
 Provision for loan losses.......................................................             526                    562
                                                                                      -----------             ----------
 Net interest income after provision for loan losses.............................          17,382                 14,814

 Noninterest income:
     Securities gains............................................................               -                    166
     Gain (loss) on disposition of assets........................................              (2)                   (14)
     Service charges on deposit accounts.........................................           1,818                  1,838
     Investment division income..................................................           1,230                  2,206
     Securities brokerage income.................................................           1,304                    858
     Trust department income.....................................................             570                    525
     Origination and sale of mortgage loans......................................             788                  1,238
     Bank owned life insurance...................................................             467                    363
     Insurance commissions.......................................................             587                      -
     Other.......................................................................             853                    727
                                                                                      -----------             ----------
 Total noninterest income........................................................           7,615                  7,907

                Alabama National BanCorporation and Subsidiaries
            Consolidated Statements of Income (Unaudited) (Continued)
            ---------------------------------------------------------
                     (In thousands, except per share data)

                                                                                                For the three months
                                                                                                  ended March 31,
                                                                                                  ---------------
                                                                                             2000                 1999
                                                                                             ----                 ----
Noninterest expense:
     Salaries and employee benefits...............................................          10,051                  9,353
     Occupancy and equipment expenses.............................................           1,941                  1,665
     Other........................................................................           4,870                  4,365
                                                                                            ------              ---------
Total noninterest expense.........................................................          16,862                 15,383
                                                                                           -------              ---------

Income before provision for income taxes.........................................            8,135                  7,338
Provision for income taxes.......................................................            2,477                  2,319
                                                                                        ----------              ---------
Net income                                                                              $    5,658              $   5,019
                                                                                        ==========              =========

Net income per common share (basic)...............................................      $      .51              $     .46
                                                                                        ==========              =========

Weighted average common shares outstanding (basic)...............................           11,066                 11,022
                                                                                        ==========              =========

Net income per common share (diluted)............................................       $      .51              $     .45
                                                                                        ==========              =========

Weighted average common and common equivalent shares outstanding (diluted).......           11,195                 11,188
                                                                                        ==========              =========

 See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
       Consolidated Statements of Other Comprehensive Income (Unaudited)
       -----------------------------------------------------------------
                                (In thousands)


                                                                                          For the three months
                                                                                              ended March 31,
                                                                                           2000                   1999
 Net income.......................................................................      $   5,658              $   5,019
 Other comprehensive income (loss):
     Unrealized gains (loss) on securities available for sale.....................           (672)                  (426)
 Less:  Reclassification adjustment for net gains included
     in net income................................................................              -                    166
                                                                                        ---------              ---------
 Other comprehensive income (loss), before tax ...................................           (672)                  (592)
 Provision for (benefit of) income taxes related to
     items of other comprehensive income..........................................           (293)                  (201)
                                                                                        ---------              ---------
 Other comprehensive income (loss), net of tax....................................           (379)                  (391)
                                                                                        ---------              ---------
 Comprehensive income.............................................................      $   5,279              $   4,628
                                                                                        ==========              =========

See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
               -------------------------------------------------
                                (In thousands)

                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                                   ---------------
                                                                                             2000                  1999
                                                                                             ----                  ----
Net cash flows provided (used) by operating activities................................    $   9,439             $   3,271

Cash flows from investing activities:
Proceeds from maturities of investment securities.....................................        2,478                 4,925
Purchases of investment securities....................................................      (15,963)                    -
Purchases of securities available for sale............................................      (25,329)              (27,718)
Proceeds from sale of securities available for sale...................................          125                   256
Proceeds from maturities of securities available for sale.............................       25,257                31,247
Net (increase) decrease in interest bearing deposits in other banks...................          576                (1,265)
Net (increase) decrease in Federal funds sold and securities purchased
    under resell agreements...........................................................        4,373               (11,033)
Net increase in loans.................................................................      (53,955)              (24,154)
Purchases of property, equipment and leasehold improvements...........................       (2,875)               (1,371)
Cash paid for bank-owned life insurance...............................................       (7,500)                    -
Costs capitalized on other real estate owned..........................................           (8)                    -
Proceeds from sale of other real estate owned.........................................          260                     -
Proceeds from sale of property, equipment and leasehold improvements..................            -                   193
                                                                                          ---------             ---------
Net cash used in investing activities.................................................      (72,561)              (28,920)
                                                                                          ---------             ---------

Cash flows from financing activities:
Net increase in deposits..............................................................       91,237                32,208
Increase (decrease) in Federal funds purchased and securities sold
    under agreements to repurchase....................................................      (13,252)              (23,872)
Net increase (decrease) in short and long-term borrowings and capital leases..........       (5,108)               10,412
Exercise of stock options.............................................................            -                   360
Dividends on common stock.............................................................       (2,324)               (1,974)
                                                                                          ---------             ---------
Net cash provided by financing activities.............................................       70,553                17,134
                                                                                          ---------             ---------

Increase (decrease) in cash and cash equivalents......................................        7,431               (8,515)
Cash and cash equivalents, beginning of period........................................       73,125                70,813
                                                                                          ---------             ---------
Cash and cash equivalents, end of period..............................................    $  80,556             $  62,298
                                                                                          =========             =========


Supplemental schedule of noncash investing and financing activities

Acquisition of collateral in satisfaction of loans....................................    $     491             $     347
                                                                                          =========             =========
Adjustment to market value of securities available for sale, net
    of deferred income taxes..........................................................    $    (379)            $    (391)
                                                                                          =========             =========

See accompanying notes to unaudited consolidated financial statements

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Form 10-K for the year ended December 31, 1999.

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

NOTE D  - TREASURY STOCK REPURCHASE PLAN
----------------------------------------

On April 21, 2000, the directors of the Company authorized the repurchase of up to 250,000 shares of its common stock either through open market purchases, private transactions, or both through March 31, 2001. The repurchased shares may be used for general corporate purposes, including acquisitions and reissuance under certain stock benefit plans of the Company. The number of shares actually repurchased will depend on subsequent developments and market availability.

NOTE E - STOCK OPTIONS
----------------------

Effective January 1, 2000, the Company granted options for the purchase of 155,500 shares of common stock of the Company to certain members of management. The options have an exercise price of $18.875 per share and vest over five years.

NOTE F  - EARNINGS PER SHARE
----------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 2000 and 1999.

                                                                              Per Share
                                             Income           Shares            Amount
                                           -----------      -----------      ------------
                                              (In thousands, except per share amounts)
THREE MONTHS ENDED MARCH 31, 2000
Basic EPS net income                       $      5,658           11,066     $      0.51
Effect of dilutive securities options                 -              129
                                           ------------     ------------     -----------
Diluted EPS                                $      5,658           11,195     $      0.51
                                           ============     ============     ===========

THREE MONTHS ENDED MARCH 31, 1999
Basic EPS net income                       $      5,019           11,022     $      0.46
Effect of dilutive securities options                 -              166
                                           ------------     ------------     -----------
Diluted EPS                                $      5,019           11,188     $      0.45
                                           ============     ============     ===========

NOTE G - SEGMENT REPORTING
--------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National's consolidated totals (in thousands).

                              Investment  Securities            Mortgage             Retail and
                               Services   Brokerage    Trust    Lending   Insurance  Commercial  Corporate   Elimination
                               Division    Division   Division  Division  Division    Banking     Overhead     Entries       Total
                              ----------  ----------  --------  --------  ---------  ----------  ----------  ------------  ---------
Three months ended
------------------
March 31, 2000:
---------------
Interest income               $        -  $      644            $     87  $       3  $   35,654  $     (21)  $      (273)  $  36,094
Interest expenses                                273                  55          2      17,852        277          (273)     18,186
                              ------------------------------------------------------------------------------------------------------
Net Interest income                              371                  32          1      17,802       (298)                   17,908
Provision for loan losses                                                                   526                                  526
Noninterest income                 1,264       1,304  $    570       846        591       3,031          9                     7,615
Noninterest expense                1,219       1,413       331       637        522      11,952  $     788                    16,862
                              ------------------------------------------------------------------------------------------------------
Net income before tax         $       45  $      262  $    239  $    241  $      70  $    8,355  $  (1,077)  $         -   $   8,135
                              ======================================================================================================

Three months ended
------------------
March 31, 1999:
--------------
Interest income               $        -  $      444            $    165             $   28,410  $     (31)  $      (177)  $  28,811
Interest expenses                                177                 101                 13,162        172          (177)     13,435
                              ------------------------------------------------------------------------------------------------------
Net Interest income                              267                  64                 15,248       (203)                   15,376
Provision for loan losses                                                                   562                                  562
Noninterest income                 2,240         893  $    525     1,286                  2,806        157                     7,907
Noninterest expense                1,885         912       261       773                 10,871  $     681                    15,383
                              ------------------------------------------------------------------------------------------------------
Net income before tax         $      355  $      248  $    264  $    577  $       -  $    6,621  $    (727)  $         -   $   7,338
                              ======================================================================================================

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense, and the amortization of intangibles.

                 Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Basis of Presentation
---------------------

The following is a discussion and analysis of the consolidated financial condition of the Company and results of operations as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general financial services industry practices.

This information should be read in conjunction with Alabama National's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Alabama National's Annual Report on Form 10-K for the year ended December 31, 1999.

Performance Overview
--------------------

Alabama National's net income for the three month period ended March 31, 2000 (the "2000 three months") was $5.66 million compared to $5.02 million for the three months ended March 31, 1999 (the "1999 three months"). Net income per diluted common share for the 2000 three months and the 1999 three months was $0.51 and $0.45, respectively.

The annualized return on average assets for Alabama National was 1.17% and 1.21% for the 2000 three months and the 1999 three months, respectively. The annualized return on average stockholders' equity increased for the 2000 three months to 16.26%, as compared to 15.22% for the 1999 three months. Book value per share at March 31, 2000 was $12.76, an increase of $0.27 from year-end 1999. Tangible book value per share at March 31, 2000 was $11.81, an increase of $0.29 from year-end 1999. Alabama National paid cash dividends totaling $0.21 on common shares during the 2000 three months, compared to $0.18 on common shares paid during the 1999 three months.

Net Income
----------

The principal reason for the increase in net income for the 2000 three months, compared to the 1999 three months, was the growth in net interest income, which is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Net interest income in the 2000 three months totaled $17.9 million compared to $15.4 million during the 1999 three months, an increase of $2.5 million, or 16.5%. The increased net interest income was offset by an increase in noninterest expense of $1.5 million to $16.9 million for the 2000 three months, compared with $15.4 million for the 1999 three months, an increase of 9.6%.

Average earning assets for the 2000 three months increased by approximately $264.9 million as compared to the 1999 three months, as average interest-bearing liabilities increased $280.2 million. The average taxable equivalent rate earned on assets was 8.31% for the 2000 three months compared to 7.89% for the 1999 three months. The average rate paid on interest-bearing liabilities was 4.73% for the 2000 three months compared to 4.30% for the 1999 three months. The net interest margin for the 2000 three months was 4.10%, compared to 4.17% for the 1999 three months. The reduction in net interest margin is a result of average interest-bearing liabilities growing at a faster rate than average earning assets and average non interest-bearing deposits growing only $4.9 million.

The following table depicts, on a taxable equivalent basis for the 2000 and 1999 three months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                             Three months ended March 31,
                                                   ---------------------------------------------------------------------------------
                                                                   2000                                        1999
                                                   -------------------------------------   -----------------------------------------
                                                    Average      Income/      Yield/         Average         Income/      Yield/
                                                    Balance      Expense       Cost          Balance         Expense       Cost
                                                   ----------  -----------  -----------   --------------   -----------  -----------
 Assets:
 Earning assets:
   Loans (1) (3).................................  $1,352,655      $29,511         8.77%      $1,105,021       $23,209         8.52%
 Securities:
    Taxable......................................     320,797        5,482         6.87          287,648         4,405         6.21
    Tax exempt...................................      30,901          533         6.94           33,533           628         7.60
   Cash balances in other banks..................       3,936           56         5.72              184             4         8.82
   Funds sold....................................      47,928          706         5.92           60,927           744         4.95
   Trading account securities....................       2,533           40         6.35            6,501            85         5.30
                                                   ----------      -------                    ----------       -------
       Total earning assets (2)..................   1,758,750       36,328         8.31        1,493,814        29,075         7.89
                                                   ----------      -------                    ----------       -------
 Cash and due from banks.........................      68,549                                     62,158
 Premises and equipment..........................      45,345                                     39,216
 Other assets....................................      85,924                                    106,184
 Allowance for loan losses.......................     (18,308)                                   (16,723)
                                                   ----------                                 ----------
        Total assets.............................  $1,940,260                                 $1,684,649
                                                   ==========                                 ==========

 Liabilities:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts.........  $  234,799        1,743         2.99          181,644           979         2.19
   Savings deposits..............................     303,374        2,583         3.42          312,000         2,538         3.30
   Time deposits.................................     733,531       10,063         5.52          550,980         7,270         5.35
   Funds purchased...............................     132,575        1,859         5.64          156,859         1,796         4.64
   Other short-term borrowings...................      20,587          342         6.68           33,158           438         5.36
   Long-term debt................................     122,301        1,596         5.25           32,319           414         5.20
                                                   ----------      -------                    ----------       -------
        Total interest-bearing liabilities.......   1,547,167       18,186         4.73        1,266,960        13,435         4.30
                                                   ----------      -------                    ----------       -------
 Demand deposits.................................     218,911                                    213,967
 Accrued interest and other liabilities..........      34,246                                     69,944
 Stockholders' equity............................     139,936                                    133,778
                                                   ----------                                 ----------
     Total liabilities and stockholders' equity..  $1,940,260                                 $1,684,649
                                                   ==========                                 ==========

 Net interest spread.............................                                  3.58%                                       3.59%
                                                                                   ====                                        ====
 Net interest income/margin on
   a taxable equivalent basis....................                   18,142         4.15%                        15,640         4.25%
                                                                                   ====                                        ====
 Tax equivalent adjustment (2)...................                      234                                         264
                                                                   -------                                     -------
 Net interest income/margin......................                  $17,908         4.10%                       $15,376         4.17%
                                                                   =======         ====                        =======         ====

________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $735,000 and $753,000 are included in interest and fees on loans for the three months ended March 31, 2000 and 1999, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2000 three months compared to the 1999 three months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                                             Three Months Ended March 31,
                                                 -------------------------------------------------
                                                                2000 Compared to 1999
                                                                   Variance Due to
                                                 -------------------------------------------------
                                                    Volume          Yield/Rate            Total
                                                 -------------------------------------------------
Earning assets:
 Loans.......................................     $      5,572    $        730        $      6,302
 Securities:
   Taxable...................................              560             517               1,077
   Tax exempt................................              (45)            (50)                (95)
 Cash balances in other banks................               62             (10)                 52
 Funds sold..................................             (636)            598                 (38)
 Trading account securities..................             (137)             92                 (45)
                                                  ------------    ------------        ------------

      Total interest income..................            5,376           1,877               7,253

 Interest-bearing liabilities:
 Interest-bearing transaction accounts.......              340             424                 764
 Savings and money market deposits...........             (304)            349                  45
 Time deposits...............................            2,549             244               2,793
 Funds purchased.............................           (1,285)          1,348                  63
 Other short-term borrowings.................             (589)            493                 (96)
 Long-term debt..............................            1,178               4               1,182
                                                  ------------    ------------        ------------

      Total interest expense.................            1,889           2,862               4,751
                                                  ------------    ------------        ------------
      Net interest income on  a taxable
        equivalent basis.....................     $      3,487    $       (985)              2,502
                                                  ============    ============
 Taxable equivalent adjustment...............                                                   30
                                                                                      ------------
 Net interest income.........................                                         $      2,532
                                                                                      ============

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $526,000 for the 2000 three months, approximately the same as the 1999 three months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.35% at March 31, 2000, compared to 1.37% at December 31, 1999.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                    -------------

Total noninterest income for the 2000 three months was $7.6 million, compared to $7.9 million for the 1999 three months, a decrease of 3.7%. The 2000 three months includes $587,000 of insurance commissions generated from the insurance division that was acquired in May of 1999. Excluding this income from the 2000 three months, the quarter to quarter decrease was 11.1%. Other components of noninterest income include service charges on deposits, investment division revenue, securities brokerage revenue, trust department revenue, and fees relating to the origination and sale of mortgage loans. Service charges on deposits for both the 2000 and 1999 three months were $1.8 million. Reflecting a decline in the demand for debt securities from community banks, revenue in the investment division totaled $1.2 million during the 2000 three months, compared to $2.2 million during 1999 three months. The securities brokerage revenue increased 52.0% to $1.3 million in 2000 three months, compared to $858,000 for the 1999 three months. The increase is attributable to continued strong production in this area and favorable market conditions. Trust fee revenue increased 8.6% from the 1999 three months to $570,000. Fees generated from the origination and sale of mortgages decreased to $788,000 for the 2000 three months from $1.2 million in the 1999 three months, representing a 36.3% decline. This decline is primarily a result of rising interest rates and the impact the interest rate environment has on refinancing and new mortgage origination activity. Other noninterest income for the 2000 three months was $853,000, compared to $727,000 for the 1999 three months.

Noninterest expense was $16.9 million for the 2000 three months compared to $15.4 million for the 1999 three months. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $10.1 million for the 2000 three months compared to $9.4 million for the 1999 three months. The increase in salaries and employee benefits partially results from the newly acquired insurance agency noted above, but primarily represents general staffing increases in other areas of Alabama National relating to continued expansion. The small increase in occupancy and equipment expense is also a result of the insurance acquisition and branch expansions. Other noninterest expense increased to $4.9 million in the 2000 three months, compared with $4.4 million in the 1999 three months.

Because of an increase in pre-tax income, income tax expense was $2.5 million for the 2000 three months, compared to $2.3 million for the 1999 three months. The effective tax rates for the 2000 three months and 1999 three months were 30.4% and 31.6%, respectively. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on March 31, 2000. Loans, net of unearned income, were $1.37 billion or 69.3% of total assets at March 31, 2000, compared to $1.32 billion or 68.7% at December 31, 1999. Loans grew $54.6 million, or 4.1%, during the 2000 three months. The following table details the composition of the loan portfolio by category at the dates indicated:

                         COMPOSITION OF LOAN PORTFOLIO
                  (Amounts in thousands, except percentages)

                                                         March 31, 2000                    December 31, 1999
                                                         --------------                    -----------------
                                                                      Percent                              Percent
                                                     Amount           of Total         Amount              of Total
Commercial, financial and
   agricultural..............................        $  258,727          18.81%        $  257,047              19.45%
 Real estate:
   Construction..............................           165,408          12.02            148,228              11.22
   Mortgage - residential....................           374,319          27.21            358,400              27.13
   Mortgage - commercial.....................           383,385          27.87            369,158              27.94
   Mortgage - other..........................             4,022            .29              3,111                .24
 Consumer....................................            70,817           5.15             73,388               5.55
 Other.......................................           119,115           8.66            111,913               8.47
                                                     ----------         ------         ----------             ------

   Total gross loans.........................         1,375,793         100.00%         1,321,245             100.00%
                                                                        ======                                ======
 Unearned income.............................            (1,072)                           (1,085)
                                                     ----------                        ----------
   Total loans, net of
     unearned income.........................         1,374,721                         1,320,160
 Allowance for loan losses...................           (18,554)                          (18,068)
                                                     ----------                        ----------
   Total net loans...........................        $1,356,167                        $1,302,092
                                                     ==========                        ==========

Investment securities increased $13.5 million in the 2000 three months. During the 2000 three months, the Company purchased $16.0 million of investment securities and received $2.5 million from maturities, including principal paydowns of mortgage backed securities.

Securities available for sale decreased $655,000 in the 2000 three months. Purchases of available for sale securities totaled $25.3 million and maturities, calls, and sales of available for sale securities totaled $25.4 million. Write downs to estimated market value of available for sale securities totaled $379,000 net of income taxes, during the 2000 three months.

Trading account securities, which had a balance of $653,000 at March 31, 2000, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $29.2 million at March 31, 2000 and $33.6 million at December 31, 1999.

Deposits and Other Funding Sources
----------------------------------

Deposits increased $91.2 million from year-end 1999, to $1.53 billion at March 31, 2000. All categories of deposits experienced growth during the 2000 three months.

Federal funds purchased and securities sold under agreements to repurchase totaled $118.6 million at March 31, 2000, a decrease of $13.3 million from December 31, 1999. The treasury, tax and loan account decreased to $1.1 million at March 31, 2000, compared with $6.2 million at December 31, 1999. Short-term borrowings at March 31, 2000 totaled $18.4 million, including a note payable to a third party bank of $16.4 million and one advance from the Federal Home Loan Bank ("FHLB") totaling $2.0 million.

Alabama National's short-term debt at March 31, 2000 and December 31, 1999 is summarized as follows:

                             SHORT-TERM BORROWINGS
                            (Amounts in thousands)

                                                                           March 31,       December 31,
                                                                             2000              1999
                                                                             ----              ----
Note payable to third party bank under secured master note
agreement; rate varies with LIBOR and was 6.8625% and 7.2113%
at March 31, 2000 and December 31, 1999, respectively;
collateralized by the Company's stock in subsidiary banks.                  $  16,389        $  16,389

FHLB open ended notes payable, rate varies daily based on the
FHLB Daily Rate Credit interest price and was 6.59% and 4.55% at
March 31, 2000 and December 31, 1999, respectively; collateralized
by FHLB stock and certain first mortgage loans.                                 2,000            2,000
                                                                           ----------------------------
Total short-term borrowings                                                 $  18,389        $  18,389
                                                                           ============================

Alabama National's long-term debt at March 31, 2000 and December 31, 1999 is summarized as follows:

                             LONG-TERM BORROWINGS
                            (Amounts in thousands)

                                                                                      March 31,       December 31,
                                                                                        2000             1999
                                                                                        ----             ----
FHLB debt due October 21, 2003; interest at fixed rate of 4.30%;
convertible at the option of the FHLB on October 21, 2000 to a three month LIBOR advance; collateralized by FHLB stock and
certain first mortgage loans.                                                         $10,000            $10,000

FHLB debt due April 23, 2004; rate varies with LIBOR and was 5.76% and
5.9425% at March 31, 2000 and December 31, 1999, respectively; rate changes to 5.02% from April 23, 2001 to April 23, 2004; convertible at the option of the FHLB on April 23, 2001 to a three month LIBOR advance; collateralized by FHLB stock and
certain first mortgage loans.                                                          13,700             13,700

FHLB debt due March 26, 2008; interest at fixed rate of 5.51%;
convertible at the option of the FHLB on March 26, 2003 to a three month LIBOR advance; collateralized by FHLB stock and certain
first mortgage loans.                                                                   5,000              5,000

FHLB debt due July 25, 2001; interest at a fixed rate of 6.40%;
collateralized by FHLB stock and certain pledged available for sale
securities.                                                                             2,000              2,000

FHLB debt due June 18, 2003; interest at a fixed rate of 5.40%;
convertible at the option of the FHLB on June 18, 2000 to a three month
LIBOR advance; collateralized by FHLB stock and certain
first mortgage loans.                                                                   5,000              5,000

FHLB debt due November 5, 2003; interest at a fixed rate of 4.74%;
convertible at the option of the FHLB on November 5, 2001 to a three month LIBOR advance; collateralized by FHLB stock and
certain first mortgage loans.                                                           5,000              5,000

FHLB debt due August 7, 2009; interest at a fixed rate of 4.95%;
convertible at the option of the FHLB on February 7, 2000 and any payment date thereafter; collateralized by FHLB stock and certain
first mortgage loans. Note was called during 2000 three months.                                           25,000
                                                                                            -
FHLB debt due July 30, 2004; interest at a fixed rate of 5.715%;
convertible in whole at the option of the FHLB on July 30, 2001;
collateralized by FHLB stock and certain first mortgage loans.                          5,000              5,000

FHLB debt due December 2, 2009; interest at a fixed rate of 5.29%;
convertible in whole at the option of the FHLB on June 2, 2000;
collateralized by FHLB stock, certain first mortgage loans and
pledged available for sale securities.                                                 43,000             43,000

FHLB debt due October 12, 2001; interest rate varies with LIBOR and reprices monthly; rate at March 31, 2000 and December 31, 1999 was
6.02875% and 6.50125%, respectively; collateralized by FHLB
stock and certain first mortgage loans.                                                10,000             10,000

FHLB debt due February 11, 2003; interest rate varies with LIBOR and reprices monthly; rate at March 31, 2000 was 5.78875%;
collateralized by FHLB stock and certain first mortgage loans.                         25,000
                                                                                                               -

Various notes payable                                                                      37                 39

Capital leases payable                                                                    249                266
                                                                                     ----------------------------
                                                                                     $123,986           $124,005
                                                                                     ============================

Asset Quality
-------------

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At March 31, 2000, the Company had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. It is Alabama National's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

At March 31, 2000, nonperforming assets totaled $5.3 million, virtually unchanged from year-end 1999. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.39% at March 31, 2000 compared to 0.40% at December 31, 1999. The following table presents the Company's nonperforming assets for the dates indicated.

                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)

                                                             March 31,     December 31,
                                                               2000            1999
                                                            ----------     ------------
 Nonaccrual loans.....................................      $    4,007     $      4,146
 Restructured loans...................................             415              432
 Loans past due 90 days or more and still accruing....               -                -
                                                            ----------     ------------

     Total nonperforming loans........................           4,422            4,578

 Other real estate owned..............................             902              687
                                                            ----------     ------------

     Total nonperforming assets.......................      $    5,324     $      5,265
                                                            ==========     ============

 Allowance for loan losses to period-end loans........            1.35%            1.37%

 Allowance for loan losses to period-end
     nonperforming loans..............................          419.58           394.67

 Allowance for loan losses to period-end
     nonperforming assets.............................          348.50           343.17

 Net charge-offs to average loans.....................            0.00             0.04

 Nonperforming assets to period-end loans
     and other real estate owned......................            0.39             0.40

 Nonperforming loans to period-end loans..............            0.32             0.35

Net loan charge-offs for the 2000 three months totaled $40,000, or less than 0.01% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.35% at March 31, 2000, compared to 1.37% at December 31, 1999. The following table analyzes activity in the allowance for loan losses for the 2000 three months.

               ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES For the
                       Three Months Ended March 31, 2000
                  (Amounts in thousands, except percentages)

 Allowance for loan losses at
      beginning of period.....................................     $ 18,068

 Charge-offs:
      Commercial, financial and agricultural..................           38
      Real estate - mortgage..................................           31
      Consumer................................................          139
                                                                   --------
           Total charge-offs..................................          208
                                                                   --------

 Recoveries:
      Commercial, financial and agricultural..................           42
      Real estate - mortgage..................................           62
      Consumer................................................           64
                                                                   --------
           Total recoveries...................................          168
                                                                   --------
            Net charge-offs...................................           40

 Provision for loan losses....................................          526
                                                                   --------

 Allowance for loan losses at
      end of period...........................................     $ 18,554
                                                                   ========

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 2000 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Interest Rate Sensitivity
-------------------------

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is simulation analysis, which technique is augmented by 'gap' analysis.

In sensitivity analysis, the Company reviews each individual asset and liability category and their projected behavior in various different interest rate environments. These projected behaviors are based upon management's past experiences and upon current competitive environments, including the various environments in the different markets in which the Company competes. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output a projection of net interest income. The Company also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models. See Market Risk.
                                                                -----------

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

The following table illustrates Alabama National's interest rate sensitivity at March 31, 2000, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                                                                  March 31, 2000
                                                ----------------------------------------------------------------------------------
                                                              After One    After Three
                                                               Through       Through
                                                Within One      Three        Twelve       Within One   Greater Than
                                                   Month        Months       Months          Year        One Year         Total
                                                ----------    ---------    -----------    ----------   ------------    -----------
Assets:
Earning assets:
    Loans (1)...............................    $  517,109    $ 109,036     $ 215,308      $ 841,453     $  536,739    $1,378,192
    Securities (2)..........................        15,480       10,258        35,694         61,432        287,928       349,360
    Trading securities......................           653            -             -            653              -           653
    Interest-bearing deposits in
      other banks...........................         6,192            -             -          6,192              -         6,192
    Funds sold..............................        29,195            -             -         29,195              -        29,195
                                                ----------    ---------     ---------      ---------     ----------    ----------
         Total interest-earning assets......    $  568,629    $ 119,294     $ 251,002      $ 938,925     $  824,667    $1,763,592

 Liabilities:
 Interest-bearing liabilities:
    Interest-bearing deposits:
        Demand deposits.....................    $   74,177    $       -     $       -      $  74,177     $  171,491    $  245,668
        Savings and money market deposits...       126,944            -             -        126,944        183,143       310,087
        Time deposits (3)...................        86,541      143,491       397,273        627,305        110,453       737,758
     Funds purchased........................       118,626            -             -        118,626              -       118,626
     Short-term borrowings (4)..............        19,499            -             -         19,499              -        19,499
     Long-term debt.........................             9           25            71            105        123,881       123,986
                                                ----------    ---------     ---------      ---------     ----------    ----------
        Total interest-bearing liabilities..    $  425,796    $ 143,516     $ 397,344      $ 966,656     $  588,968    $1,555,624
                                                ----------    ---------     ---------      ---------     ----------    ----------

 Period gap.................................    $  142,833    $ (24,222)    $(146,342)     $ (27,731)    $  235,699
                                                ==========    =========     =========      =========     ==========

 Cumulative gap.............................    $  142,833    $ 118,611     $ (27,731)     $ (27,731)    $  207,968    $  207,968
                                                ==========    =========     =========      =========     ==========    ==========
 Ratio of cumulative gap to total
  earning assets............................          8.10%        6.73%        -1.57%         -1.57%         11.79%

 ____________________________
 (1)  Excludes nonaccrual loans of $4,007,000.
 (2)  Excludes available for sale equity securities of $8,594,000.
 (3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
 (4)  Includes treasury, tax and loan account of $1,110,000.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive through the one year time frame, except for the one through three month period. However, Alabama National's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk
-----------

Alabama National's earnings are dependent on its net interest income which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and rates. Alabama National's market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static 'gap' analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National's balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At March 31, 2000, mortgage backed securities totaling $210.6 million, or 10.6% of total assets and essentially every loan, net of unearned income, (totaling $1.37 billion, or 69.3% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.53 billion, or 77.3%, of total assets at March 31, 2000. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called 'spread compression' and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis.
Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results of the future impact of market risk on Alabama National's net interest margin may differ from that found in the table.

                                  MARKET RISK
                            (Amounts in thousands)

                               As of  March 31, 2000           As of  December 31, 1999
      Change in            -------------------------------    ---------------------------
 Prevailing Interest       Net Interest        Change from    Net Interest    Change from
        Rates              Income Amount      Income Amount   Income Amount  Income Amount
 -------------------       -------------      -------------   -------------  -------------

 +200 basis points               $79,593             2.56%          $74,125           1.49%

 +100 basis points                78,817             1.56            73,490           0.62

    0 basis points                77,610                -            73,037              -

 -100 basis points                76,211            (1.80)           71,591          (1.98)

 -200 basis points                73,507            (5.29)           69,424          (4.95)


Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 89.7% at March 31, 2000, compared to 91.5% at year-end 1999. Alabama National's liquid assets as a percentage of total deposits were 7.56% at March 31, 2000, compared to 7.87% at year-end 1999. At March 31, 2000, Alabama National had unused federal funds lines of approximately $156.6 million, unused lines at the Federal Home Loan Bank of $120.2 million and an unused credit line with a third party bank of $3.6 million. The Company also has access to approximately $170 million via a credit facility with the Federal Reserve Bank of Atlanta. At March 31, 2000 and year-end 1999 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $3.0 million from December 31, 1999 to $141.2 million at March 31, 2000. This increase was attributable to (in thousands):

Net income........................................          $ 5,658
Dividends.........................................           (2,324)
Increase in unrealized loss on securities
  available for sale, net of deferred taxes.......             (379)
                                                            -------
Net increase......................................          $ 2,955
                                                            =======

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the 'Banks') exceeded all prescribed regulatory capital guidelines at March 31, 2000. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 2000:


                                                                Tier 1 Risk     Total Risk      Tier 1
                                                                  Based            Based       Leverage
                                                                  -----            -----       --------

 Alabama National BanCorporation...........................        9.32 %          10.57 %       7.17 %

 National Bank of Commerce of Birmingham...................        9.18            10.38         7.44
 Alabama Exchange Bank.....................................       12.10            13.35         7.38
 Bank of Dadeville.........................................       12.03            13.13         7.71
 Citizens & Peoples Bank, N.A..............................       13.13            14.38         9.13
 Community Bank of Naples, N.A.............................       10.36            11.61         6.68
 First American Bank.......................................       10.01            11.26         8.20
 First Citizens Bank.......................................       13.80            14.99         7.26
 First Gulf Bank...........................................        9.22            10.47         7.26
 Georgia State Bank........................................       11.22            12.39         7.19
 Public Bank...............................................       11.21            12.26         8.10
 Required minimums.........................................        4.00             8.00

Year 2000 - Technology Considerations
-------------------------------------

The Company has not experienced any material problems related to the Year 2000 date change. In addition, management is not aware of any customers that have experienced Year 2000 issues that would have a material impact on the Company, nor have any of the Company's vendors experienced Year 2000 problems that would impair its ability to provide services to the Company. However, it is possible that the full impact of the date change has not been fully recognized.

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

                    Exhibit 10.1 - Second Amendment and Restatement of the
                         Alabama National BanCorporation Performance Share Plan, adopted April 20, 2000.

                    Exhibit 11 - Computation of Earnings Per Share

                    Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

                    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALABAMA NATIONAL BANCORPORATION


Date:   May 12, 2000               /s/ John H. Holcomb, III
        ------------               ------------------------
                                   John H. Holcomb, III, its Chairman and
                                   Chief Executive Officer



Date:   May 12, 2000               /s/ William E. Matthews, V.
        ------------               ---------------------------
                                   William E. Matthews, V., its Executive
                                   Vice President and Chief Financial Officer