Form 10-Q
period 2000-06-30
ALABAMA NATIONAL BANCORPORATION
filed 2000-08-10
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ____________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

                                      OR

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
                                                     --------------

                 _____________________________________________
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X     No_____
                                 ----------  ---------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at August 10, 2000
          -----                          ------------------------------
Common Stock, $1.00 Par Value                       11,045,469

                                     INDEX

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                                                                      PAGE
-----------------------------                                                                                      ----
Item 1.   Financial Statements (Unaudited)

          Consolidated statements of condition
          June 30, 2000 and December 31, 1999....................................................................   3

          Consolidated statements of income
          Three months ended June 30, 2000 and 1999;
          six months ended June 30, 2000 and 1999................................................................   4

          Consolidated statements of other comprehensive income
          Three months ended June 30, 2000 and 1999;
          six months ended June 30, 2000 and 1999................................................................   8

          Consolidated statements of cash flows
          six months ended June 30, 2000 and 1999................................................................  10

          Notes to the unaudited consolidated financial statements
          June 30, 2000..........................................................................................  11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................................  14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................................  28

PART II. OTHER INFORMATION
--------------------------

Item 4.   Submission of Matters to a Vote of Security Holders....................................................  28

Item 6.   Exhibits and Reports on Form 8-K.......................................................................  28

SIGNATURES.......................................................................................................  29

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

Part I - Financial Information
------------------------------

                   Item 1 - Financial Statements (Unaudited)
               Alabama National BanCorporation and Subsidiaries
                     Consolidated Statements of Condition
                     ------------------------------------
                     (In thousands, except share amounts)

                                                                                      June 30, 2000         December 31, 1999
                                                                                      -------------         -----------------
                                                                                       (Unaudited)
 Assets
     Cash and due from banks........................................................      $  92,231                 $  73,125
     Interest-bearing deposits in other banks.......................................          1,760                     6,768
     Investment securities (estimated market values of $36,275 and $19,738).........         36,070                    19,616
     Securities available for sale..................................................        311,315                   325,507
     Trading securities.............................................................             18                     2,701
     Federal funds sold and securities purchased under resell agreements............         18,279                    33,568
     Loans held for sale............................................................          7,126                     8,615
     Loans..........................................................................      1,475,610                 1,321,245
     Unearned income................................................................         (1,024)                   (1,085)
                                                                                       ------------               -----------
     Loans, net of unearned income..................................................      1,474,586                 1,320,160
     Allowance for loan losses......................................................        (19,159)                  (18,068)
                                                                                       ------------               -----------
     Net loans......................................................................      1,455,427                 1,302,092
     Property, equipment and leasehold improvements, net............................         46,636                    43,855
     Intangible assets..............................................................         10,396                    10,730
     Cash surrender value of life insurance.........................................         40,092                    31,642
     Receivable from investment division customers..................................         10,313                    24,573
     Other assets...................................................................         33,006                    39,092
                                                                                       ------------               -----------
     Totals.........................................................................   $  2,062,669               $ 1,921,884
                                                                                       ============               ===========

 Liabilities and Stockholders' Equity
     Deposits:
       Noninterest bearing..........................................................   $    237,530               $   210,185
       Interest bearing.............................................................      1,308,152                 1,231,970
                                                                                       ------------               -----------
     Total deposits.................................................................      1,545,682                 1,442,155
     Federal funds purchased and securities sold under repurchase agreements........        170,925                   131,878
     Treasury, tax and loan accounts................................................          4,932                     6,199
     Short-term borrowings..........................................................         84,389                    18,389
     Accrued expenses and other liabilities.........................................         32,270                    61,003
     Long-term debt.................................................................         80,968                   124,005
                                                                                       ------------               -----------
     Total liabilities..............................................................      1,919,166                 1,783,629

     Common stock, $1 par, authorized 17,500,000 shares; issued
       11,187,019 shares at June 30, 2000 and December 31, 1999.....................         11,187                    11,187
     Additional paid-in capital.....................................................         81,939                    81,939
     Retained earnings..............................................................         61,802                    54,897
     Treasury  stock at cost,  145,550 and  121,129  shares at June 30, 2000 and
      December 31, 1999, respectively...............................................         (3,702)                   (3,226)
     Accumulated other comprehensive income (loss), net of tax......................         (7,723)                   (6,542)
                                                                                       ------------               -----------
     Total stockholders' equity.....................................................        143,503                   138,255
                                                                                       ------------               -----------
     Totals.........................................................................   $  2,062,669               $ 1,921,884
                                                                                       ============               ===========

     See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
                 Consolidated Statements of Income (Unaudited)
                 ---------------------------------------------
                     (In thousands, except per share data)

                                                                                             For the three months
                                                                                                 ended June 30,
                                                                                                 --------------
                                                                                          2000                   1999
                                                                                          ----                   ----
 Interest income:
     Interest and fees on loans.....................................................    $  32,463              $  24,236
     Interest on securities.........................................................        5,997                  4,659
     Interest on deposits in other banks............................................           68                     17
     Interest on trading securities.................................................           22                    124
     Interest on Federal funds sold and securities purchased
       under resell agreements......................................................          474                    632
                                                                                        ---------              ---------
 Total interest income..............................................................       39,024                 29,668

 Interest expense:
     Interest on deposits...........................................................       15,538                 11,293
     Interest on Federal funds purchased and securities sold
       under repurchase agreements..................................................        2,472                  1,587
     Interest on long and short-term borrowings.....................................        2,320                    826
                                                                                        ---------              ---------
 Total interest expense.............................................................       20,330                 13,706
                                                                                        ---------              ---------
 Net interest income................................................................       18,694                 15,962
 Provision for loan losses..........................................................          627                    368
                                                                                        ---------              ---------
 Net interest income after provision for loan losses................................       18,067                 15,594

 Noninterest income:
     Securities gains...............................................................            -                     23
     Gain (loss) on disposition of assets...........................................           (6)                   222
     Service charges on deposit accounts............................................        1,935                  1,784
     Investment division income.....................................................        1,082                  1,718
     Securities brokerage income....................................................        1,156                    993
     Trust department income........................................................          569                    545
     Origination and sale of mortgage loans.........................................          947                  1,131
     Bank owned life insurance......................................................          521                    362
     Insurance commissions..........................................................          510                    132
     Other..........................................................................          921                    636
                                                                                        ---------              ---------
 Total noninterest income...........................................................        7,635                  7,546

               Alabama National BanCorporation and Subsidiaries

           ---------------------------------------------------------
                     (In thousands, except per share data)


                                                                                         For the three months
                                                                                            ended June 30,
                                                                                            --------------
                                                                                      2000                   1999
                                                                                      ----                   ----
 Noninterest expense:
     Salaries and employee benefits..............................................     10,153                  9,137
     Occupancy and equipment expenses............................................      2,051                  1,722
     Other.......................................................................      4,964                  4,377
                                                                                    --------               --------
 Total noninterest expense.......................................................     17,168                 15,236
                                                                                    --------               --------

 Income before provision for income taxes........................................      8,534                  7,904
 Provision for income taxes......................................................      2,631                  2,524
                                                                                    --------               --------
 Net income......................................................................   $  5,903               $  5,380
                                                                                    ========               ========

 Net income per common share (basic).............................................   $    .53               $    .48
                                                                                    ========               ========

 Weighted average common shares outstanding (basic)..............................     11,065                 11,100
                                                                                    ========               ========

 Net income per common share (diluted)...........................................   $    .53               $    .48
                                                                                    ========               ========

 Weighted average common shares outstanding (diluted)............................     11,218                 11,267
                                                                                    ========               ========

 See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)
                 ---------------------------------------------
                     (In thousands, except per share data)


                                                                                                    For the six months
                                                                                                       ended June 30,
                                                                                                       --------------
                                                                                                 2000                  1999
                                                                                                 ----                  ----
 Interest income:
     Interest and fees on loans...........................................................     $  61,921             $  47,395
     Interest on securities...............................................................        11,831                 9,478
     Interest on deposits in other banks..................................................           124                    21
     Interest on trading securities.......................................................            62                   209
     Interest on Federal funds sold and securities purchased under resell agreements......         1,180                 1,376
                                                                                               ---------             ---------
 Total interest income....................................................................        75,118                58,479

 Interest expense:
     Interest on deposits.................................................................        29,927                22,080
     Interest on Federal funds purchased and securities sold under repurchase agreements..         4,264                 3,383
     Interest on long and short-term borrowings...........................................         4,325                 1,678
                                                                                               ---------             ---------
 Total interest expense...................................................................        38,516                27,141
                                                                                               ---------             ---------
 Net interest income......................................................................        36,602                31,338
 Provision for loan losses................................................................         1,153                   930
                                                                                               ---------             ---------
 Net interest income after provision for loan losses......................................        35,449                30,408

 Noninterest income:
     Securities gains.....................................................................             -                   189
     Gain (loss) on disposition of assets.................................................            (8)                  208
     Service charges on deposit accounts..................................................         3,753                 3,622
     Investment division income...........................................................         2,346                 3,958
     Securities brokerage income..........................................................         2,460                 1,886
     Trust department income..............................................................         1,139                 1,070
     Origination and sale of mortgage loans...............................................         1,735                 2,369
     Bank owned life insurance............................................................           988                   725
     Insurance commissions................................................................         1,097                   132
     Other................................................................................         1,740                 1,294
                                                                                               ---------             ---------
 Total noninterest income.................................................................        15,250                15,453

               Alabama National BanCorporation and Subsidiaries

           ---------------------------------------------------------
                     (In thousands, except per share data)


                                                                                        For the six months
                                                                                          ended June 30,
                                                                                          --------------
                                                                                    2000                   1999
                                                                                    ----                   ----
 Noninterest expense:
     Salaries and employee benefits............................................     20,204                 18,490
     Occupancy and equipment expenses..........................................      3,992                  3,387
     Other.....................................................................      9,834                  8,742
                                                                                 ---------              ---------
  Total noninterest expense....................................................     34,030                 30,619
                                                                                 ---------              ---------

  Income before provision for income taxes.....................................     16,669                 15,242
  Provision for income taxes...................................................      5,108                  4,843
                                                                                 ---------              ---------
  Net income...................................................................  $  11,561              $  10,399
                                                                                 =========              =========

  Net income per common share (basic)..........................................  $    1.04              $     .94
                                                                                 =========              =========

  Weighted average common shares outstanding (basic)...........................     11,066                 11,061
                                                                                 =========              =========

  Net income per common share (diluted)........................................  $    1.03              $     .93
                                                                                 =========              =========

  Weighted average common shares outstanding (diluted).........................     11,212                 11,236
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

                                                                                              For the three months
                                                                                                  ended June 30,
                                                                                                  --------------
                                                                                            2000                  1999
                                                                                            ----                  ----
 Net income........................................................................       $  5,903             $   5,380
 Other comprehensive income (loss):
     Unrealized gains (loss) on securities available for sale......................         (1,230)               (4,778)
 Less: Reclassification adjustment for net gains included in net income............              -                    23
                                                                                          --------              --------
 Other comprehensive income (loss), before tax.....................................         (1,230)               (4,801)
 Provision for (benefit of) income taxes related to items of other comprehensive
     income........................................................................           (428)               (1,568)
                                                                                         ---------             ---------
 Other comprehensive income (loss), net of tax.....................................           (802)               (3,233)
                                                                                         ---------             ---------
 Comprehensive income..............................................................      $   5,101             $   2,147
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

                                                                                                    For the six months
                                                                                                      ended June 30,
                                                                                                      --------------
                                                                                                  2000                  1999
                                                                                                  ----                  ----
 Net income.................................................................................    $  11,561             $  10,399
 Other comprehensive income (loss):
     Unrealized gains (loss) on securities available for sale...............................       (1,902)               (5,204)
 Less: Reclassification adjustment for net gains included in net income....................            -                   189
                                                                                                ---------             ---------
 Other comprehensive income (loss), before tax..............................................       (1,902)               (5,393)
 Provision for (benefit of) income taxes related to items of other comprehensive income.....         (721)               (1,769)
                                                                                                ---------             ---------
 Other comprehensive income (loss), net of tax..............................................       (1,181)               (3,624)
                                                                                                ---------             ---------
 Comprehensive income.......................................................................    $  10,380             $   6,775
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


                                                                                                  For the six months
                                                                                                    ended June 30,
                                                                                                    --------------
                                                                                              2000                  1999
                                                                                              ----                  ----

 Net cash flows provided by operating activities........................................   $   9,394             $   6,687

 Cash flows from investing activities:
 Proceeds from maturities of investment securities......................................       4,500                 9,324
 Purchases of investment securities......................................................     (20,954)                    -
 Purchases of securities available for sale.............................................     (32,091)              (73,966)
 Proceeds from sale of securities available for sale....................................         125                   256
 Proceeds from maturities of securities available for sale..............................      44,328                59,952
 Net (increase) decrease in interest bearing deposits in other banks....................       5,008                (1,271)
 Net decrease in Federal funds sold and securities purchased under resell agreements....      15,289                16,428
 Net increase in loans..................................................................    (153,512)             (101,298)
 Purchases of property, equipment and leasehold improvements............................      (4,487)               (5,619)
 Cash paid for bank-owned life insurance................................................      (8,013)                 (198)
 Costs capitalized on other real estate owned...........................................         (48)                    -
 Proceeds from sale of other real estate owned..........................................         421                     -
 Proceeds from sale of property, equipment and leasehold improvements...................           8                    41
                                                                                          ----------            ----------
 Net cash used in investing activities..................................................    (149,426)              (96,351)
                                                                                          ----------            ----------

 Cash flows from financing activities:
 Net increase in deposits...............................................................     103,527               138,903
 Increase (decrease) in Federal funds purchased and securities sold under agreements
     to repurchase......................................................................      39,047               (45,703)
 Net increase in short and long-term borrowings and capital leases......................      21,696                10,896
 Issue common stock.....................................................................           -                   (62)
 Exercise of stock options..............................................................           7                   704
 Purchase of treasury stock.............................................................        (491)                    -
 Dividends on common stock..............................................................      (4,648)               (3,976)
                                                                                          ----------            ----------
 Net cash provided by financing activities..............................................     159,138               100,762
                                                                                          ----------            ----------
 Increase in cash and cash equivalents..................................................      19,106                11,098
 Cash and cash equivalents, beginning of period.........................................      73,125                70,813
                                                                                          ----------            ----------
 Cash and cash equivalents, end of period...............................................   $  92,231             $  81,911
                                                                                          ==========            ==========

 Supplemental schedule of noncash investing and financing activities
 Acquisition of collateral in satisfaction of loans.....................................   $     513             $     526
                                                                                          ==========            ==========
 Adjustment to market value of securities available for sale, net of deferred income
     taxes..............................................................................   $  (1,181)            $  (3,624)
                                                                                          ==========            ==========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Derivative Investments and Hedging Activities

In June 1998, the FASB issued Statement of Financial Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"), effective for all fiscal quarters of all fiscal years beginning after June 30, 1999. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of
(a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging activities--an amendment of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the year of adoption. Management of the Company does not expect the adoption of Statement 133 to have a material impact on its financial statements since the Company does not invest in derivative instruments.

NOTE D  - TREASURY STOCK REPURCHASE PLAN
----------------------------------------

On April 21, 2000, the board of directors of the Company authorized the repurchase of up to 250,000 shares of its common stock either through open market purchases, private transactions, or both through March 31, 2001. The repurchased shares may be used for general corporate purposes, including acquisitions and reissuance under certain stock benefit plans of the Company. During the three months ended June 30, 2000, the Company repurchased 25,000 shares of its common stock. The number of shares ultimately repurchased will depend on subsequent developments and market availability.

NOTE E - EARNINGS PER SHARE
--------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and six months ended June 30, 2000 and 1999.


                        ALABAMA NATIONAL BANCORPORATION
                 COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                                                                                       Per Share
                                                                      Income           Shares           Amount
                                                                    -----------      -----------      ------------
                                                                       (In thousands, except per share amounts)
 THREE MONTHS ENDED JUNE 30, 2000
 Basic EPS net income...........................................        $ 5,903           11,065             $0.53
                                                                                                             =====
 Effect of dilutive securities options..........................              -              153
                                                                        -------           ------
 Diluted EPS....................................................        $ 5,903           11,218             $0.53
                                                                        =======           ======             =====

 THREE MONTHS ENDED JUNE 30, 1999
 Basic EPS net income...........................................        $ 5,380           11,100             $0.48
                                                                                                             =====
 Effect of dilutive securities options..........................              -              167
                                                                        -------           ------
 Diluted EPS....................................................        $ 5,380           11,267             $0.48
                                                                        =======           ======             =====

 SIX MONTHS ENDED JUNE 30, 2000
 Basic EPS net income...........................................        $11,561           11,066             $1.04
                                                                                                             =====
 Effect of dilutive securities options..........................              -              146
                                                                        -------           ------
 Diluted EPS....................................................        $11,561           11,212             $1.03
                                                                        =======           ======             =====

 SIX MONTHS ENDED JUNE 30, 1999
 Basic EPS net income...........................................        $10,399           11,061             $0.94
                                                                                                             =====
 Effect of dilutive securities options..........................              -              175
                                                                        -------           ------
 Diluted EPS....................................................        $10,399           11,236             $0.93
                                                                        =======           ======             =====

NOTE F  - BRANCH ACQUISITION
----------------------------

On May 26, 2000, First American Bank, a subsidiary of the Company, signed a definitive agreement for the acquisition of two banking branches in Madison and Huntsville, Alabama, previously owned by Southern Bank of Commerce. The acquisition of the branches, which hold approximately $70 million in total assets and $54 million in deposits as of June 30, 2000, was completed on August 4, 2000. The acquisition will be accounted for as a purchase transaction.

NOTE G  - SEGMENT REPORTING
---------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National's consolidated totals (in thousands).


                             Investment  Securities              Mortgage             Retail and
                              Services   Brokerage     Trust     Lending   Insurance  Commercial   Corporate   Elimination
                             Division    Division    Division   Division  Division    Banking      Overhead      Entries      Total
                             ---------  ----------  ----------  --------  ---------  ----------   ----------  ------------  --------
Six months ended June 30,
-------------------------
2000:
-----
Interest income                 $    -       $1,635      $    -    $  189     $   11     $74,129   $   (29)        $(817)   $75,118
Interest expenses                               817                   114          6      37,821       575          (817)    38,516
                             ------------------------------------------------------------------------------------------------------
Net interest income                             818                    75          5      36,308      (604)                  36,602
Provision for loan losses                                                                  1,153                              1,153
Noninterest income               2,346        2,460       1,139     1,810      1,097       6,388        10                   15,250
Noninterest expense              2,369        2,803         699     1,292        998      24,355   $ 1,514                   34,030
                             ------------------------------------------------------------------------------------------------------
Net income before tax           $  (23)      $  475      $  440    $  593     $  104     $17,188   $(2,108)        $   -    $16,669
                             ======================================================================================================

Six months ended June 30,
-------------------------
1999:
-----
Interest income                 $    -       $  864      $    -    $  328     $    -     $57,672   $   (52)        $(333)   $58,479
Interest expenses                               333                   157                 26,622       362          (333)    27,141
                             ------------------------------------------------------------------------------------------------------
Net interest income                             531                   171                 31,050      (414)                  31,338
Provision for loan losses                                                                    930                                930
Noninterest income               3,958        1,886       1,070     2,483        132       5,758       166                   15,453
Noninterest expense              3,425        1,933         552     1,633        113      21,554     1,409                   30,619
                             ------------------------------------------------------------------------------------------------------
Net income before tax           $  533       $  484      $  518    $1,021     $   19     $14,324   $(1,657)        $   -    $15,242
                             ======================================================================================================

Corporate overhead is comprised of compensation and benefits for certain members of management, merger-related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

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

Performance Overview
--------------------

Alabama National's net income was $5.90 million for the second quarter of 2000 (the "2000 second quarter") compared to $5.38 million for the second quarter of 1999 (the "1999 second quarter"). Net income for the six months ended June 30, 2000 (the "2000 six months") was $11.56 million compared to $10.40 million for the six months ended June 30, 1999 (the "1999 six months"). Net income per diluted common share for the 2000 and 1999 second quarters was $0.53 and $0.48, respectively. For the 2000 six months, net income per diluted common share was $1.03 compared to $0.93 for the 1999 six months.

The annualized return on average assets for Alabama National was 1.18% for the 2000 second quarter compared to 1.28% for the 1999 second quarter. The annualized return on average assets for Alabama National was 1.17% for the 2000 six months compared to 1.24% for the 1999 six months. The annualized return on average stockholders' equity increased for the 2000 second quarter to 16.62%, as compared to 15.88% for the 1999 second quarter. The annualized return on average stockholders' equity increased for the 2000 six months to 16.44%, as compared to 15.55% for the 1999 six months. Book value per share at June 30, 2000 was $12.83, an increase of $0.34 from year-end 1999. Tangible book value per share at June 30, 2000 was $11.90, an increase of $0.38 from year-end 1999. Alabama National paid $0.42 in cash dividends on common shares during the 2000 six months, compared to $0.36 paid on common shares during the 1999 six months.

Net Income
----------

The principal reason for the increase in net income for each of the 2000 second quarter and the 2000 six months, compared to the same periods in 1999, was the growth in net interest income, which is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Net interest income increased by $2.7 million, or 17.1%, to $18.7 million during the 2000 second quarter from $16.0 million during the 1999 second quarter. Net interest income increased to $36.6 million during the 2000 six months from $31.3 million during the 1999 six months, representing an increase of $5.3 million, or 16.8%. The increase in net interest income was offset by an increase in noninterest expense of $1.9 million to $17.2 million for the 2000 second quarter and $3.4 million to $34.0 million for the 2000 six months, compared to $15.2 million and $30.6 million, respectively for the same periods in 1999.

Average earning assets for the 2000 second quarter and 2000 six months increased by approximately $305.2 million and $285.0 million, respectively, and was matched by growth in average interest-bearing liabilities of $320.6 million and $300.3 million during the 2000 second quarter and 2000 six months, respectively. The average taxable equivalent rate earned on assets was 8.61% and 8.46% for the 2000 second quarter and 2000 six months compared to 7.85% and 7.87% for the 1999 second quarter and 1999 six months, respectively. The average rate paid on interest-bearing liabilities was 5.05% and 4.89% for the 2000 second quarter and 2000 six months, respectively, compared to 4.23% and 4.27% for the 1999 second quarter and 1999 six months, respectively. The net interest margin was 4.10% for the 2000 second quarter and 2000 six months compared to 4.19% and 4.18% for 1999 second quarter and 1999 six months, respectively. The reduction in net interest margin is largely due to strong loan demand in excess of growth in low cost deposit accounts. This has resulted in much of the incremental growth of loans being funded by higher cost liability sources, such as Federal Home Loan Bank advances, in-market CD's, and brokered CD's.

The following tables depict, on a taxable equivalent basis for the 2000 and 1999 second quarter and six months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                                Six months ended June 30,
                                                       ----------------------------------------------------------------------
                                                                     2000                                  1999
                                                       ----------------------------------    --------------------------------
                                                        Average      Income/      Yield/      Average      Income/    Yield/
                                                        Balance      Expense       Cost       Balance      Expense     Cost
                                                       -----------   ---------   --------    ------------  ---------  -------
Assets:
Earning assets:
 Loans (1) (3)....................................     $ 1,397,669    $ 62,025       8.92%    $ 1,131,053   $ 47,499     8.47%
 Securities:
  Taxable.........................................         322,709      11,082       6.91         284,058      8,659     6.15
  Tax exempt......................................          30,466       1,135       7.49          33,384      1,241     7.50
 Cash balances in other banks.....................           4,270         124       5.84             816         21     5.19
 Funds sold.......................................          39,296       1,180       6.04          54,235      1,376     5.12
 Trading account securities.......................           1,854          62       6.72           7,746        209     5.44
                                                       -----------   ---------               ------------  ---------
   Total earning assets (2).......................       1,796,264      75,608       8.46       1,511,292     59,005     7.87
                                                       -----------   ---------               ------------  ---------
Cash and due from banks...........................          70,910                                 62,515
Premises and equipment............................          45,543                                 40,384
Other assets......................................          85,012                                 89,873
Allowance for loan losses.........................         (18,578)                               (17,012)
                                                       -----------                           ------------
    Total assets..................................     $ 1,979,151                            $ 1,687,052
                                                       ===========                           ============

Liabilities:
Interest-bearing liabilities:
 Interest-bearing transaction accounts............     $   240,928       3,685       3.08         186,946      2,051     2.21
 Savings deposits.................................         302,186       5,245       3.49         316,587      5,206     3.32
 Time deposits....................................         743,751      20,997       5.68         568,465     14,823     5.26
 Funds purchased..................................         147,266       4,264       5.82         146,103      3,383     4.67
 Other short-term borrowings......................          32,473       1,104       6.84          28,441        754     5.35
 Long-term debt...................................         116,367       3,221       5.57          36,123        924     5.16
                                                       -----------   ---------               ------------  ---------
   Total interest-bearing liabilities.............       1,582,971      38,516       4.89       1,282,665     27,141     4.27
                                                       -----------   ---------               ------------  ---------
 Demand deposits..................................         223,357                                215,071
 Accrued interest and other liabilities...........          31,428                                 54,495
 Stockholders' equity.............................         141,395                                134,821
                                                       -----------                           ------------
   Total liabilities and stockholders' equity.....     $ 1,979,151                            $ 1,687,052
                                                       ===========                           ============

 Net interest spread..............................                                   3.57%                               3.60%
                                                                                     ====                                ====
 Net interest income/margin on
  a taxable equivalent basis......................                      37,092       4.15%                    31,864     4.25%
                                                                                     ====                                ====
 Tax equivalent adjustment (2)....................                         490                                   526
                                                                     ---------                             ---------
 Net interest income/margin.......................                    $ 36,602       4.10%                  $ 31,338     4.18%
                                                                     =========       ====                  =========     ====


__________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,550,000 and $1,546,000 are included in interest and fees on loans for the six months ended June 30, 2000 and 1999, respectively.

                                      AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                                      (Amounts in thousands, except yields and rates)

                                                                               Three months ended June 30,
                                                       --------------------------------------------------------------------
                                                                     2000                                 1999
                                                       ---------------------------------  ---------------------------------
                                                        Average       Income/    Yield/    Average       Income/    Yield/
                                                        Balance       Expense     Cost     Balance       Expense     Cost
                                                       ------------   --------  --------  ------------   --------  --------
Assets:
Earning assets:
 Loans (1) (3)....................................      $ 1,442,683   $ 32,514      9.06%  $ 1,156,799   $ 24,290      8.42%
 Securities:
  Taxable.........................................          324,621      5,633      6.98       280,507      4,254      6.08
  Tax exempt......................................           30,031        552      7.39        33,237        613      7.40
 Cash balances in other banks.....................            4,604         68      5.94         1,441         17      4.73
 Funds sold.......................................           30,664        474      6.22        47,617        632      5.32
 Trading account securities.......................            1,175         22      7.53         8,977        124      5.54
                                                       ------------   --------            ------------   --------
   Total earning assets (2).......................        1,833,778     39,263      8.61     1,528,578     29,930      7.85
                                                       ------------   --------            ------------   --------
Cash and due from banks...........................           73,271                             62,868
Premises and equipment............................           45,741                             41,539
Other assets......................................           84,100                             73,742
Allowance for loan losses.........................          (18,848)                           (17,298)
                                                       ------------                       ------------
    Total assets..................................      $ 2,018,042                        $ 1,689,429
                                                       ============                       ============

Liabilities:
Interest-bearing liabilities:
 Interest-bearing transaction accounts............      $   247,057      1,942      3.16       192,190      1,072      2.24
 Savings deposits.................................          300,998      2,662      3.56       321,124      2,668      3.33
 Time deposits....................................          753,971     10,934      5.83       585,758      7,553      5.17
 Funds purchased..................................          161,957      2,405      5.97       135,465      1,587      4.70
 Other short-term borrowings......................           44,359        762      6.91        23,776        316      5.33
 Long-term debt...................................          110,433      1,625      5.92        39,885        510      5.13
                                                       ------------   --------            ------------   --------
   Total interest-bearing liabilities.............        1,618,775     20,330      5.05     1,298,198     13,706      4.23
                                                       ------------   --------            ------------   --------
Demand deposits...................................          227,803                            216,163
Accrued interest and other liabilities............           28,610                             39,215
Stockholders' equity..............................          142,854                            135,853
                                                       ------------                       ------------
  Total liabilities and stockholders' equity......      $ 2,018,042                        $ 1,689,429
                                                       ============                       ============

Net interest spread...............................                                  3.56%                              3.62%
                                                                                    ====                               ====
Net interest income/margin on
 a taxable equivalent basis.......................                      18,933      4.15%                  16,224      4.26%
                                                                                    ====                               ====
Tax equivalent adjustment (2).....................                         239                                262
                                                                      --------                           --------
Net interest income/margin........................                    $ 18,694      4.10%                $ 15,962      4.19%
                                                                      ========      ====                 ========      ====


----------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $815,000 and $811,000 are included in interest and fees on loans for the three months ended June 30, 2000 and 1999, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2000 second quarter and six months compared to the 1999 second quarter and six months, respectively. For the purposes of these tables, changes, which are not solely attributable to volume or rate, are allocated to volume and rate on a pro rata basis.
                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                                              Six Months Ended June 30,
                                                       -------------------------------------
                                                                2000 Compared to 1999
                                                                   Variance Due to
                                                       -------------------------------------
                                                           Volume    Yield/Rate     Total
                                                       -------------------------------------
Earning assets:
Loans.............................................     $11,854        $ 2,672        $14,526
Securities:
 Taxable..........................................       1,270          1,153          2,423
 Tax exempt.......................................        (104)            (2)          (106)
Cash balances in other banks......................         100              3            103
Funds sold........................................        (723)           527           (196)
Trading account securities........................        (264)           117           (147)
                                                       -------       --------       --------

  Total interest income...........................      12,133          4,470         16,603

Interest-bearing liabilities:
Interest-bearing transaction accounts.............         691            943          1,634
Savings and money market deposits.................        (488)           527             39
Time deposits.....................................       4,904          1,270          6,174
Funds purchased...................................          28            853            881
Other short-term borrowings.......................         118            232            350
Long-term debt....................................       2,218             79          2,297
                                                       -------       --------       --------

  Total interest expense..........................       7,471          3,904         11,375
                                                       -------       --------       --------
  Net interest income on a taxable
   equivalent basis...............................     $ 4,662        $   566          5,228
                                                       =======       ========
Taxable equivalent adjustment.....................                                        36
                                                                                    --------
Net interest income...............................                                   $ 5,264
                                                                                    ========

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                                            Three Months Ended June 30,
                                                       -------------------------------------
                                                                2000 Compared to 1999
                                                                   Variance Due to
                                                       -------------------------------------
                                                           Volume    Yield/Rate     Total
                                                       -------------------------------------
Earning assets:
Loans..............................................     $ 6,290      $ 1,934         $ 8,224
Securities:
 Taxable...........................................         710          669           1,379
 Tax exempt........................................         (60)          (1)            (61)
Cash balances in other banks.......................          46            5              51
Funds sold.........................................        (688)         530            (158)
Trading account securities.........................        (325)         223            (102)
                                                       --------      -------        --------

  Total interest income............................       5,973        3,360           9,333

Interest-bearing liabilities:
Interest-bearing transaction accounts..............         357          513             870
Savings and money market deposits..................        (706)         700              (6)
Time deposits......................................       2,341        1,040           3,381
Funds purchased....................................         343          475             818
Other short-term borrowings........................         332          114             446
Long-term debt.....................................       1,026           89           1,115
                                                       --------      -------        --------

  Total interest expense...........................       3,693        2,931           6,624
                                                       --------      -------        --------
  Net interest income on a taxable
   equivalent basis................................     $ 2,280      $   429           2,709
                                                       ========      =======
Taxable equivalent adjustment......................                                       23
                                                                                    --------
Net interest income................................                                  $ 2,732
                                                                                    ========

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $627,000 for the 2000 second quarter, compared with $368,000 in the 1999 second quarter. The higher provision for loan losses in the 2000 second quarter is attributable to a net recovery of $256,000 recorded during the 1999 second quarter. The provision for loan losses was $1,153,000 for the 2000 six months, compared to $930,000 in the 1999 six months. The higher provision for loan losses in the 2000 six months is attributable to the growth in loans outstanding and the net recovery recorded during the 1999 second quarter. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.30% at June 30, 2000, compared to 1.37% at December 31, 1999.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                     -------------

Total noninterest income for the 2000 second quarter was $7.6 million, compared to $7.5 million for the 1999 second quarter. For the 2000 six months, noninterest income decreased to $15.3 million compared to $15.5 million for the 1999 six months. The 2000 second quarter and six months include insurance commissions of $510,000 and $1.1 million, respectively. The insurance division was acquired on May 28, 1999, and the 1999 second quarter and six months only include approximately one month's results for this division. Excluding this income, noninterest income decreased 3.90% and 7.62% for the 2000 second quarter and six months, respectively. Other components of noninterest income include service charges on deposits, investment division revenue, securities brokerage revenue, trust department revenues, and fees relating to the origination and sale of mortgage loans. Service charges on deposits for the 2000 second quarter and 1999 second quarter were $1.9 million and $1.8 million, respectively. For the 2000 six months, service charge income increased to $3.8 million from $3.6 million for the 1999 six months. Reflecting a decline in demand for debt securities from community banks, revenue in the investment division decreased to $1.1 million in the 2000 second quarter from $1.7 million during the 1999 second quarter and decreased $1.6 million to $2.3 million for the 2000 six months. Securities brokerage revenue increased 16.4% to $1.2 million during the 2000 second quarter and totaled $2.5 million for the 2000 six months, an increase of 30.4% over 1999 six month total of $1.9 million. The increase in brokerage revenue is attributable to continued strong production in this area and favorable market conditions. Trust fees increased by 4.4% in the 2000 second quarter compared to the 1999 second quarter and increased 6.4% during the 2000 six months when compared with the 1999 six months. Fees generated from the origination and sale of mortgages declined during 2000 due to rising interest rates and the impact the interest rate environment has on refinancing and new mortgage origination activity. Total fees generated from the origination and sale of mortgages were $947,000 and $1.7 million during the 2000 second quarter and six months, respectively, representing a decline of 16.3% and 26.8%, as compared to the 1999 second quarter and six months.

Noninterest expense was $17.2 million for the 2000 second quarter compared to $15.2 million for the 1999 second quarter. For the 2000 six months, noninterest expense was $34.0 million compared to $30.6 million for the 1999 six months. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $10.2 million for the 2000 second quarter compared to $9.1 million for the 1999 second quarter. For the 2000 six months, salaries and employee benefits were $20.2 million compared to $18.5 million in the 1999 six months. The increase in salaries and employee benefits partially results from the newly acquired insurance agency noted above, but primarily represents general staffing increases in other areas of Alabama National relating to continued expansion and additional compensation related to annual performance reviews. Occupancy and equipment expense totaled $2.1 million in the 2000 second quarter and $1.7 million in the 1999 second quarter. Occupancy and equipment expense totaled $4.0 million in the 2000 six months and $3.4 million in the 1999 six months. The increase in occupancy and equipment expense is also a result of the insurance acquisition and branch expansions. Other noninterest expense increased to $5.0 million in the 2000 second quarter, compared with $4.4 million in the 1999 second quarter. Other noninterest expense was $9.8 million in the 2000 six months and $8.7 million in the 1999 six months.

Because of an increase in pre-tax income, income tax expense was $2.6 million for the 2000 second quarter compared to $2.5 for the 1999 second quarter. For the 2000 six months income tax expense was $5.1 million, compared to $4.8 million for the 1999 six months. The effective tax rates for the 2000 second quarter and the 2000 six months were 30.8% and 30.6%, respectively, compared to 31.9% and 31.8% for the same periods of 1999. These effective rates are impacted by items of income and expense that are not subject to federal or state taxation.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on June 30, 2000. Loans, net of unearned income, were $1.47 billion or 71.5% of total assets at June 30, 2000, compared to $1.32 billion or 68.7% at December 31, 1999. Loans grew $154.4 million, or 11.7%, during the 2000 six months compared to the 1999 year-end. Average loans grew $266.6 million, or 23.6%, during the 2000 six months, compared to the 1999 six months. The following table details the composition of the loan portfolio by category at the dates indicated:


                         COMPOSITION OF LOAN PORTFOLIO
                         -----------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                     June 30, 2000           December 31,1999
                                     --------------          ----------------
                                               Percent                  Percent
                                     Amount   of Total       Amount    of Total
                                     ------   --------       ------    --------
 Commercial, financial and
   agricultural................  $  258,633     17.53%   $  257,047       19.45%
 Real estate:
   Construction................     179,576     12.17       148,228       11.22
   Mortgage - residential......     403,667     27.36       358,400       27.13
   Mortgage - commercial.......     393,223     26.65       369,158       27.94
   Mortgage - other............       3,736       .25         3,111         .24
 Consumer......................      71,273      4.83        73,388        5.55
 Other.........................     165,502     11.22       111,913        8.47
                                 ----------   -------    ----------      ------

   Total gross loans...........   1,475,610    100.00%    1,321,245      100.00%
                                              =======                    ======
 Unearned income...............      (1,024)                 (1,085)
                                 ----------              ----------
   Total loans, net of
     unearned income...........   1,474,586               1,320,160
 Allowance for loan losses.....     (19,159)                (18,068)
                                 ----------              ----------
   Total net loans.............  $1,455,427              $1,302,092
                                 ==========              ==========

Investment securities increased $16.5 million in the 2000 six months from $19.6 million at December 31, 1999 to $36.1 million at June 30, 2000. During the 2000 six months, the Company purchased $21.0 million of investment securities and received $4.5 million from maturities, including principal paydowns of mortgage backed securities.

Securities available for sale decreased $14.2 million in the 2000 six months from $325.5 million at December 31, 1999 to $311.3 million at June 30, 2000. Purchases of available for sale securities totaled $32.1 million and maturities, calls, and sales of available for sale securities totaled $44.3 million. Write downs to estimated market value of available for sale securities totaled $1.2 million, net of income taxes, during the 2000 six months.

Trading account securities, which had a balance of $18,000 at June 30, 2000, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $18.3 million at June 30, 2000 and $33.6 million at December 31, 1999.

Deposits and Other Funding Sources
----------------------------------

Deposits increased $103.5 million from year-end 1999, to $1.55 billion at June 30, 2000. All categories of deposits experienced growth during the 2000 six months. Included in deposits at June 30, 2000 and December 31, 1999 were $50.0 million and $47.5 million of brokered deposits, respectively.

Federal funds purchased and securities sold under agreements to repurchase totaled $170.9 million at June 30, 2000, an increase of $39.0 million from December 31, 1999. The treasury, tax and loan account decreased to $4.9 million at June 30, 2000, compared with $6.2 million at December 31, 1999. Short-term borrowings at June 30, 2000 totaled $84.4 million, including a note payable to a third party bank of $17.4 million and advances from the Federal Home Loan Bank ("FHLB") totaling $67.0 million.

Alabama National's short-term debt at June 30, 2000 and December 31, 1999 is summarized as follows:

                             SHORT-TERM BORROWINGS
                            (Amounts in thousands)

                                                                                                    June 30,     December 31,
                                                                                                      2000           1999
                                                                                                    --------     ------------
Note payable to third party bank under secured master note
agreement; rate varies with LIBOR and was 7.36% and 7.2113%
at June 30, 2000 and December 31, 1999, respectively;
collateralized by the Company's stock in subsidiary banks.                                           $ 17,389      $ 16,389

FHLB open ended notes payable, rate varies daily based on the
FHLB Daily Rate Credit interest price and was 7.40% and 4.55% at
June 30, 2000 and December 31, 1999, respectively; collateralized
by FHLB stock and certain first mortgage loans.                                                        24,000         2,000

FHLB debt due June 4, 2001; rate varies with three month
LIBOR and was 6.81875% on June 30, 2000; collateralized by
FHLB stock and certain first mortgage loans.                                                           43,000             -
                                                                                                     ----------------------
Total short-term borrowings                                                                          $ 84,389      $ 18,389
                                                                                                     ======================

Alabama National's long-term debt at June 30, 2000 and December 31, 1999 is summarized as follows:

                             LONG-TERM BORROWINGS
                            (Amounts in thousands)

                                                                                                    June 30,     December 31,
                                                                                                      2000           1999
                                                                                                      ----           ----

FHLB debt due October 21, 2003; interest at fixed rate of 4.30%; convertible at the option of the FHLB on October 21, 2000 to a three month LIBOR advance;
collateralized by FHLB stock and certain first mortgage loans.                                       $10,000       $ 10,000

FHLB debt due April 23, 2004; rate varies with LIBOR and was 6.03% and 5.9425%
at June 30, 2000 and December 31, 1999, respectively; rate changes to 5.02% from
April 23, 2001 to April 23, 2004; convertible at the option of the FHLB on April
23, 2001 to a three month LIBOR advance; collateralized by FHLB stock and
certain first mortgage loans.                                                                         13,700         13,700

FHLB debt due March 26, 2008; interest at fixed rate of 5.51%; convertible at the option of the FHLB on March 26, 2003 to a three month LIBOR advance;
collateralized by FHLB stock and certain first mortgage loans.                                         5,000          5,000

FHLB debt due July 25, 2001; interest at a fixed rate of 6.40%; collateralized
by FHLB stock and certain pledged available for sale securities.                                       2,000          2,000

FHLB debt due June 18, 2003; interest at a fixed rate of 5.40%; convertible at the option of the FHLB on June 18, 2000 to a three month LIBOR advance;
collateralized by FHLB stock and certain first  mortgage loans. Note was
called in during 2000.                                                                                     -          5,000

FHLB debt due November 5, 2003; interest at a fixed rate of 4.74%; convertible at the option of the FHLB on November 5, 2001 to a three month LIBOR advance;
collateralized by FHLB stock and certain first mortgage loans.                                         5,000          5,000

FHLB debt due August 7, 2009; interest at a fixed rate of 4.95%; convertible at the option of the FHLB on February 7, 2000 and any payment date thereafter;
collateralized by FHLB stock and certain first mortgage loans. Note was
called during 2000.                                                                                        -         25,000

FHLB debt due July 30, 2004; interest at a fixed rate of 5.715%; convertible in whole at the option of the FHLB on July 30, 2001; collateralized by FHLB stock
and certain first mortgage loans.                                                                      5,000          5,000

FHLB debt due December 2, 2009; interest at a fixed rate of 5.29%; convertible in whole at the option of the FHLB on June 2, 2000; collateralized by FHLB stock, certain first mortgage loans and pledged available for sale
securities. Note was called during 2000.                                                                   -         43,000

FHLB debt due October 12, 2001; interest rate varies with LIBOR and reprices monthly; rate at June 30, 2000 and December 31, 1999 was 6.675% and 6.50125%,
respectively; collateralized by FHLB stock, certain first mortgage loans and
certain pledged available for sale securities.                                                        10,000         10,000

FHLB debt due February 11, 2003; interest rate varies with LIBOR and reprices monthly; rate at June 30, 2000 was 6.435%; collateralized by FHLB stock and
certain first mortgage loans.                                                                         25,000              -

FHLB debt due June 15, 2010; interest at a fixed rate of 6.00%; convertible inwhole at the option of FHLB on December 15, 2000 to a three month LIBOR
advance; collateralized by FHLB stock and certain first mortgage loans.                                5,000              -

Various notes payable                                                                                     35             39

Capital leases payable                                                                                   233            266
                                                                                                     ----------------------
Total long-term borrowings                                                                           $80,968       $124,005
                                                                                                     ======================

Asset Quality
-------------

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At June 30, 2000, the Company had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. It is Alabama National's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan balance is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which could necessitate additional charges to the allowance for loan losses.

At June 30, 2000, nonperforming assets totaled $4.8 million, virtually unchanged from year-end 1999. Nonperforming assets as a percentage of loans plus other real estate were 0.33% at June 30, 2000 compared to 0.37% at December 31, 1999. The following table presents the Company's nonperforming assets for the dates indicated.

                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)

                                                                                June 30,             December 31,
                                                                                  2000                  1999
                                                                               -----------          -------------
 Nonaccrual loans............................................                      $ 4,041                $ 4,141
 Restructured loans..........................................                            2                      5
 Loans past due 90 days or more and still accruing...........                            -                      -
                                                                                   -------                -------

    Total nonperforming loans................................                        4,043                  4,146

  Other real estate owned....................................                          792                    687
                                                                                   -------                -------

    Total nonperforming assets...............................                      $ 4,835                $ 4,833
                                                                                   =======                =======

 Allowance for loan losses to period-end loans...............                         1.30%                  1.37%

 Allowance for loan losses to period-end
    nonperforming loans......................................                       473.88                 435.79

 Allowance for loan losses to period-end
    nonperforming assets.....................................                       396.26                 373.85

 Net charge-offs to average loans............................                         0.01                   0.04

 Nonperforming assets to period-end loans
    and other real estate owned..............................                         0.33                   0.37

 Nonperforming loans to period-end loans.....................                         0.27                   0.31


Net loan charge-offs for the 2000 six months totaled $62,000, or 0.01% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.30% at June 30, 2000, compared to 1.37% at December 31, 1999. The following table analyzes activity in the allowance for loan losses for the 2000 six months.


                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                    For the Six Months Ended June 30, 2000
                  (Amounts in thousands, except percentages)


Allowance for loan losses at
    beginning of period......................................          $18,068

  Charge-offs:
    Commercial, financial and agricultural...................              135
    Real estate - mortgage...................................               32
    Consumer.................................................              278
                                                                       -------
       Total charge-offs.....................................              445
                                                                       -------

 Recoveries:
    Commercial, financial and agricultural....................              78
    Real estate - mortgage....................................             107
    Consumer..................................................             198
                                                                       -------
       Total recoveries.......................................             383
                                                                       -------
       Net charge-offs........................................              62
                                                                       -------
  Provision for loan losses...................................           1,153
                                                                       -------
  Allowance for loan losses at
    end of period.............................................         $19,159
                                                                       =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 2000 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Interest Rate Sensitivity
-------------------------

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is simulation analysis, which technique is augmented by "gap" analysis.

In simulation analysis, the Company reviews each individual asset and liability category and their projected behavior in various different interest rate environments. These projected behaviors are based upon management's past experiences and upon current competitive environments, including the various environments in the different markets in which the Company competes. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output a projection of net interest income. The Company also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models. See Market Risk.
                                                                -----------

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

The following table illustrates Alabama National's interest rate sensitivity at June 30, 2000, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                                                                     June 30, 2000
                                               ---------------------------------------------------------------------------------
                                                    Zero         After Three           One
                                                  Through          Through           Through
                                                   Three            Twelve            Three      Greater Than
                                                   Months           Months            Months     Three Years           Total
                                               ------------     ------------       -----------   ------------       -----------
 Assets:
 Earning assets:
    Loans (1)................................      $651,767        $ 242,589         $238,955      $344,358         $1,477,669
    Securities (2)...........................        23,718           47,033          117,397       148,789            336,937
    Trading securities.......................            18                -                -             -                 18
    Interest-bearing deposits in.............             -                -                -             -                  -
      other banks............................         1,760                -                -             -              1,760
    Funds sold...............................        18,279                -                -             -             18,279
                                                   --------        ---------         --------      --------         ----------
        Total interest-earning assets........      $695,542        $ 289,622         $356,352      $493,147         $1,834,663

 Liabilities:
 Interest-bearing liabilities:
    Interest-bearing deposits:
        Demand deposits......................      $ 78,454        $       -         $      -      $163,202         $  241,656
        Savings and money market deposits....        95,750                -                -       205,047            300,797
        Time deposits (3)....................       206,006          449,039           78,832        31,822            765,699
     Funds purchased.........................       170,925                -                -             -            170,925
     Short-term borrowings (4)...............        89,321                -                -             -             89,321
     Long-term debt..........................        48,719           15,044           17,062           143             80,968
                                                   --------        ---------         --------      --------         ----------
        Total interest-bearing liabilities...      $689,175        $ 464,083         $ 95,894      $400,214         $1,649,366
                                                   --------        ---------         --------      --------         ----------

 Period gap..................................      $  6,367        $(174,461)        $260,458      $ 92,933
                                                   ========        =========         ========      ========

 Cumulative gap..............................      $  6,367        $(168,094)        $ 92,364      $185,297         $  185,297
                                                   ========        =========         ========      ========         ==========
 Ratio of cumulative gap to total
  earning assets.............................          0.35%           -9.16%            5.03%        10.10%

 ____________________________
 (1)  Excludes nonaccrual loans of $4,043,000.
 (2)  Excludes available for sale equity securities of $10,448,000.
 (3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
 (4)  Includes treasury, tax and loan account of $4,932,000.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive through the one year time frame, except for the zero through three month period. However, Alabama National's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At June 30, 2000, mortgage backed securities totaling $199.9 million, or 9.69% of total assets and essentially every loan, net of unearned income, (totaling $1.47 billion, or 71.5% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.55 billion, or 74.9%, of total assets at June 30, 2000. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis.
Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

                                  MARKET RISK
                            (Amounts in thousands)

                                          As of  June 30, 2000                      As of  December 31, 1999
     Change in                            --------------------                      ------------------------
Prevailing Interest       Net Interest        Change from          Net Interest             Change from
       Rates             Income Amount       Income Amount         Income Amount           Income Amount
-------------------     ---------------     ---------------       ---------------         ---------------
 +200 basis points          $86,476              5.33%                $74,125                  1.49%

 +100 basis points           84,274              2.65                  73,490                  0.62

  0 basis points             82,098                 -                  73,037                     -

 -100 basis points           80,683             (1.72)                 71,591                 (1.98)

 -200 basis points           77,811             (5.22)                 69,424                 (4.95)

Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 95.4% at June 30, 2000, compared to 91.5% at year-end 1999. Alabama National's liquid assets as a percentage of total deposits were 7.26% at June 30, 2000, compared to 7.87% at year-end 1999. At June 30, 2000, Alabama National had unused federal funds lines of approximately $113.7 million, unused lines at the Federal Home Loan Bank of $110.8 million and an unused credit line with a third party bank of $14.6 million. During the 2000 second quarter, the maximum credit amount under this third party bank facility was increased from $20.0 million to $32.0 million. The Company also has access to approximately $159.0 million via a credit facility with the Federal Reserve Bank of Atlanta. At June 30, 2000 and year-end 1999, there were no outstanding borrowings under this Federal Reserve credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $5.2 million from December 31, 1999 to $143.5 million at June 30, 2000. This increase was attributable to the following (in thousands):

 Net income....................................................................     $11,561
 Dividends.....................................................................      (4,648)
 Purchase of treasury stock....................................................        (491)
 Issuance of stock from treasury...............................................           7
 Increase in unrealized loss on securities
   available for sale, net of deferred taxes...................................      (1,181)
                                                                                    -------
 Net increase..................................................................     $ 5,248
                                                                                    =======

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at June 30, 2000. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at June 30, 2000:

                                                                     Tier 1 Risk      Total Risk         Tier 1
                                                                        Based            Based          Leverage
                                                                     -----------      ----------        --------
Alabama National BanCorporation...................................       9.07  %         10.29  %         7.05  %

National Bank of Commerce of Birmingham...........................       9.23            10.42            7.52
Alabama Exchange Bank.............................................      12.20            13.45            7.37
Bank of Dadeville.................................................      12.11            13.31            7.71
Citizens & Peoples Bank, N.A......................................      13.21            14.46            9.13
Community Bank of Naples, N.A.....................................      10.06            11.31            7.13
First American Bank...............................................       9.58            10.83            7.89
First Citizens Bank...............................................      13.39            14.56            7.11
First Gulf Bank...................................................       8.96            10.21            7.08
Georgia State Bank................................................      11.21            12.39            7.24
Public Bank.......................................................      11.01            12.13            8.02
Required minimums.................................................       4.00             8.00            4.00

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings "Interest Rate Sensitivity" and "Market Risk".

Part II Other Information

Item 4 - Submission of Matters to a Vote of Security-Holders

Alabama National held its Annual Meeting of Stockholders on April 27, 2000. At the meeting, the stockholders of the Company were asked to vote on the election of 14 directors to serve until the next annual meeting of stockholders and their successors are elected and qualified. The results of the stockholder voting on this matter is summarized as follows:

                                                               WITHHOLD
                                                 FOR           AUTHORITY
                                                 ---           ---------
 Election of directors:

   W. Ray Barnes.............................  9,265,389         6,163
   Dan M. David..............................  9,266,021         5,531
   T. Morris Hackney.........................  9,267,171         4,381
   John H. Holcomb, III......................  9,266,169         5,383
   John D. Johns.............................  9,267,271         4,281
   John J. McMahon, Jr.......................  9,128,811       142,741
   C. Phillip McWane.........................  9,266,071         5,481
   William D. Montgomery.....................  9,267,271         4,281
   Drayton Nabers, Jr........................  9,267,171         4,381
   Victor E. Nichol, Jr......................  9,267,271         4,281
   C. Lloyd Nix..............................  9,267,123         4,429
   G. Ruffner Page, Jr.......................  9,266,071         5,481
   William E. Sexton.........................  9,267,023         4,529
   W. Stancil Starnes........................  9,267,271         4,281

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

                         Exhibit 10.1 - Fourth Amendment to Credit Agreement
                                   between Alabama National BanCorporation and
                                   AmSouth Bank dated May 31, 2000.

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

                           ALABAMA NATIONAL BANCORPORATION


Date:  August 10, 2000              /s/ John H. Holcomb, III
       ---------------              ------------------------
                                    John H. Holcomb, III, its Chairman and
                                    Chief Executive Officer




Date:  August 10, 2000              /s/ William E. Matthews, V.
       ---------------              ---------------------------
                                    William E. Matthews, V., its Executive
                                    Vice President and Chief Financial Officer