Form 10-Q
period 2000-09-30
ALABAMA NATIONAL BANCORPORATION
filed 2000-11-13
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ____________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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
                                                     --------------

         ------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X     No
                          --------    --------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 10, 2000
          -----                                --------------------------------
Common Stock, $1.00 Par Value                               11,047,805

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                             PAGE
-----------------------------                                             ----

Item 1.  Financial Statements (Unaudited)

         Consolidated statements of condition
         September 30, 2000 and December 31, 1999 ........................   3

         Consolidated statements of income
         Three months ended September 30, 2000 and 1999;
         nine months ended September 30, 2000 and 1999 ...................   4

         Consolidated statements of other comprehensive income
         Three months ended September 30, 2000 and 1999;
         nine months ended September 30, 2000 and 1999 ...................   8

         Consolidated statements of cash flows
         nine months ended September 30, 2000 and 1999 ...................  10

         Notes to the unaudited consolidated financial statements
         September 30, 2000 ..............................................  11


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................  14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......  30

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ................................  30

SIGNATURES ...............................................................  31

FORWARD-LOOKING INFORMATION
---------------------------

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation ("Alabama National" or, the "Company"), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National's best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National's Securities and Exchange Commission filings and other public announcements. With respect to the adequacy of the allowance for loan losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets.

Part I - Financial Information
------------------------------

                   Item 1 - Financial Statements (Unaudited)
               Alabama National BanCorporation and Subsidiaries
                     Consolidated Statements of Condition
                     ------------------------------------
                     (In thousands, except share amounts)

                                                                                     September 30, 2000          December 31, 1999
                                                                                     ------------------          -----------------
                                                                                        (Unaudited)
 Assets
   Cash and due from banks ......................................................      $   75,246                   $   73,125
   Interest-bearing deposits in other banks .....................................           1,893                        6,768
   Investment securities (estimated market values of $34,454 and $19,738)........          34,098                       19,616
   Securities available for sale.................................................         305,543                      325,507
   Trading securities ...........................................................             246                        2,701
   Federal funds sold and securities purchased under resell agreements ..........          44,449                       33,568
   Loans held for sale ..........................................................           8,761                        8,615
   Loans ........................................................................       1,587,196                    1,321,245
   Unearned income ..............................................................            (976)                      (1,085)
                                                                                       ----------                   ----------
   Loans, net of unearned income ................................................       1,586,220                    1,320,160
   Allowance for loan losses ....................................................         (20,840)                     (18,068)
                                                                                       ----------                   ----------
   Net loans ....................................................................       1,565,380                    1,302,092
   Property, equipment and leasehold improvements, net ..........................          48,388                       43,855
   Intangible assets ............................................................          14,619                       10,730
   Cash surrender value of life insurance .......................................          40,455                       31,642
   Receivable from investment division customers ................................           8,102                       24,573
   Other assets..................................................................          40,144                       39,092
                                                                                       ----------                   ----------
   Totals........................................................................      $2,187,324                   $1,921,884
                                                                                       ==========                   ==========
 Liabilities and Stockholders' Equity
   Deposits:
     Noninterest bearing.........................................................      $  248,896                   $  210,185
     Interest bearing............................................................       1,455,914                    1,231,970
                                                                                       ----------                   ----------
   Total deposits ...............................................................       1,704,810                    1,442,155
   Federal funds purchased and securities sold under repurchase agreements ......         138,089                      131,878
   Treasury, tax and loan accounts...............................................           2,551                        6,199
   Short-term borrowings.........................................................          72,589                       18,389
   Accrued expenses and other liabilities........................................          37,109                       61,003
   Long-term debt ...............................................................          78,948                      124,005
                                                                                       ----------                   ----------
   Total liabilities ............................................................       2,034,096                    1,783,629

   Common stock, $1 par, authorized 17,500,000 shares; issued
     11,187,019 shares at September 30, 2000 and December 31, 1999...............          11,187                       11,187
   Additional paid-in capital ...................................................          85,642                       81,939
   Retained earnings ............................................................          65,466                       54,897
   Treasury stock at cost, 139,714 and 121,129 shares at September 30, 2000
     and December 31, 1999, respectively.........................................          (3,523)                      (3,226)
   Accumulated other comprehensive income (loss), net of tax ....................          (5,544)                      (6,542)
                                                                                       ----------                   ----------
   Total stockholders' equity ...................................................         153,228                      138,255
                                                                                       ----------                   ----------
   Totals........................................................................      $2,187,324                   $1,921,884
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

                                                                                                           For the three months
                                                                                                            ended September 30,
                                                                                                         ------------------------
                                                                                                           2000             1999
                                                                                                         -------          -------
 Interest income:
   Interest and fees on loans.........................................................................   $35,638           $26,482
   Interest on securities.............................................................................     5,796             5,238
   Interest on deposits in other banks................................................................        28                44
   Interest on trading securities.....................................................................        35                77
   Interest on Federal funds sold and securities purchased under resell agreements....................       566               491
                                                                                                         -------           -------
 Total interest income................................................................................    42,063            32,332

 Interest expense:
   Interest on deposits...............................................................................    17,901            12,226
   Interest on Federal funds purchased and securities sold
     under repurchase agreements......................................................................     2,419             1,994
   Interest on long and short-term borrowings.........................................................     2,657             1,080
                                                                                                         -------           -------
  Total interest expense..............................................................................    22,977            15,300
                                                                                                         -------           -------
 Net interest income..................................................................................    19,086            17,032
 Provision for loan losses............................................................................       400               408
                                                                                                         -------           -------
 Net interest income after provision for loan losses..................................................    18,686            16,624

 Noninterest income:
   Securities gains...................................................................................         1                 -
   Gain (loss) on disposition of assets...............................................................        (7)               38
   Service charges on deposit accounts................................................................     1,946             1,916
   Investment division income.........................................................................     1,603             1,406
   Securities brokerage income........................................................................     1,300               779
   Trust department income............................................................................       555               550
   Origination and sale of mortgage loans.............................................................       890               860
   Bank owned life insurance..........................................................................       503               386
   Insurance commissions..............................................................................       402               356
   Other..............................................................................................       957               648
                                                                                                         -------           -------
 Total noninterest income.............................................................................     8,150             6,939


               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)

                                                           For the three months
                                                            ended September 30,
                                                           --------------------
                                                               2000     1999
                                                              -------  -------
Noninterest expense:
  Salaries and employee benefits............................   10,756    9,048
  Occupancy and equipment expenses .........................    2,131    1,885
  Other.....................................................    4,983    4,301
                                                              -------  -------
Total noninterest expense ..................................   17,870   15,234
                                                              -------  -------

Income before provision for income taxes ...................    8,966    8,329
Provision for income taxes .................................    2,760    2,609
                                                              -------  -------
Net income .................................................  $ 6,206  $ 5,720
                                                              =======  =======

Net income per common share (basic) ........................  $   .56  $   .51
                                                              =======  =======

Weighted average common shares outstanding (basic) .........   11,047   11,127
                                                              =======  =======

Net income per common share (diluted) ......................  $   .55  $   .51
                                                              =======  =======

Weighted average common shares outstanding (diluted) .......   11,219   11,315
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

                                                                                                               For the nine months
                                                                                                               ended September 30,
                                                                                                              ---------------------
                                                                                                                2000         1999
                                                                                                              --------      -------
Interest income:
  Interest and fees on loans .............................................................................    $ 97,559      $73,877
  Interest on securities..................................................................................      17,627       14,716
  Interest on deposits in other banks ....................................................................         152           65
  Interest on trading securities .........................................................................          97          286
  Interest on Federal funds sold and securities purchased under resell agreements.........................       1,746        1,867
                                                                                                              --------      -------
Total interest income ....................................................................................     117,181       90,811

Interest expense:
  Interest on deposits....................................................................................      47,828       34,306
  Interest on Federal funds purchased and securities sold under repurchase agreements.....................       6,683        5,377
  Interest on long and short-term borrowings .............................................................       6,982        2,758
                                                                                                              --------      -------
Total interest expense ...................................................................................      61,493       42,441
                                                                                                              --------      -------
Net interest income ......................................................................................      55,688       48,370
Provision for loan losses ................................................................................       1,553        1,338
                                                                                                              --------      -------
Net interest income after provision for loan losses ......................................................      54,135       47,032

Noninterest income:
  Securities gains .......................................................................................           1          189
  Gain (loss) on disposition of assets....................................................................         (15)         246
  Service charges on deposit accounts ....................................................................       5,699        5,538
  Investment division income..............................................................................       3,949        5,364
  Securities brokerage income.............................................................................       3,760        2,665
  Trust department income.................................................................................       1,694        1,620
  Origination and sale of mortgage loans .................................................................       2,625        3,229
  Bank owned life insurance ..............................................................................       1,491        1,111
  Insurance commissions ..................................................................................       1,499          488
  Other...................................................................................................       2,697        1,942
                                                                                                              --------      -------
Total noninterest income .................................................................................      23,400       22,392


               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)

                                                                                                For the nine months
                                                                                                ended September 30,
                                                                                                -------------------
                                                                                                 2000          1999
                                                                                                -----         -----
 Noninterest expense:
    Salaries and employee benefits .........................................................    30,960        27,538
    Occupancy and equipment expenses .......................................................     6,123         5,272
    Other...................................................................................    14,817        13,043
                                                                                               -------       -------
 Total noninterest expense .................................................................    51,900        45,853
                                                                                               -------       -------

 Income before provision for income taxes ..................................................    25,635        23,571
 Provision for income taxes ................................................................     7,868         7,452
                                                                                               -------       -------
 Net income ................................................................................   $17,767       $16,119
                                                                                               =======       =======

 Net income per common share (basic) .......................................................   $  1.61       $  1.45
                                                                                               =======       =======

 Weighted average common shares outstanding (basic) ........................................    11,059        11,084
                                                                                               =======       =======

 Net income per common share (diluted) .....................................................   $  1.58       $  1.43
                                                                                               =======       =======

 Weighted average common shares outstanding (diluted) ......................................    11,221        11,273
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

                                                                                                         For the three months
                                                                                                          ended September 30,
                                                                                                        ----------------------
                                                                                                         2000           1999
                                                                                                         ----           ----

Net income...........................................................................................   $6,206       $5,720
Other comprehensive income (loss):
  Unrealized gains (losses) on securities available for sale ........................................    3,341         (755)
Less:  Reclassification adjustment for net gains included in net income .............................        -            -
                                                                                                        ------       ------
Other comprehensive income (loss), before tax ........................................................   3,341         (755)
Provision for (benefit of) income taxes related to
   items of other comprehensive income ...............................................................   1,162         (475)
                                                                                                        ------       ------
Other comprehensive income (loss), net of tax .......................................................    2,179         (280)
                                                                                                        ------       ------
Comprehensive income ................................................................................   $8,385       $5,440
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


                                                                                             For the nine months
                                                                                             ended September 30,
                                                                                           ----------------------
                                                                                             2000          1999
                                                                                           -------        -------
 Net income......................................................................          $17,767        $16,119
 Other comprehensive income (loss):
   Unrealized gains (losses) on securities available for sale....................            1,439         (5,959)
 Less:  Reclassification adjustment for net gains included
   in net income.................................................................                -            189
                                                                                           -------        -------
 Other comprehensive income (loss), before tax ..................................            1,439         (6,148)
 Provision for (benefit of) income taxes related to
   items of other comprehensive income...........................................              441         (2,244)
                                                                                           -------        -------
 Other comprehensive income (loss), net of tax ..................................              998         (3,904)
                                                                                           -------        -------
 Comprehensive income ...........................................................          $18,765        $12,215
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

                                                                                                            For the nine months
                                                                                                            ended September 30,
                                                                                                            --------------------
                                                                                                             2000          1999
                                                                                                             ----          ----
Net cash flows provided by operating activities ....................................................     $  20,021     $  30,526

Cash flows from investing activities:
Proceeds from maturities of investment securities ..................................................         6,476        13,100
Purchases of investment securities .................................................................       (20,954)            -
Purchases of securities available for sale .........................................................       (37,071)     (210,425)
Proceeds from sale of securities available for sale ................................................           126           256
Proceeds from maturities of securities available for sale ..........................................        58,450       166,571
Net (increase) decrease in interest bearing deposits in other banks ................................         4,875       (12,771)
Net (increase) decrease in Federal funds sold and securities purchased
  under resell agreements ..........................................................................       (10,881)       (4,459)
Net increase in loans ..............................................................................      (198,370)     (156,236)
Purchases of property, equipment and leasehold improvements ........................................        (6,595)       (6,900)
Cash paid for bank-owned life insurance ............................................................        (8,213)            -
Costs capitalized on other real estate owned .......................................................           (48)            -
Proceeds from sale of other real estate owned ......................................................           470             -
Purchase of treasury stock in purchase business combination ........................................             -        (3,226)
Cash paid in purchase business combination, net of cash received ...................................       (19,019)         (114)
Proceeds from sale of property, equipment and leasehold improvements ...............................             7            18
                                                                                                         ---------      --------
Net cash used in investing activities ..............................................................      (230,747)     (214,186)
                                                                                                         ---------      --------

Cash flows from financing activities:
Net increase in deposits ..........................................................................        208,639       133,790
Increase (decrease) in Federal funds purchased and securities sold
  under agreements to repurchase ..................................................................          6,211       (16,093)
Net increase in short and long-term borrowings and capital leases..................................          5,495        68,427
Exercise of stock options .........................................................................             58           704
Purchase of treasury stock ........................................................................           (588)            -
Dividends on common stock .........................................................................         (6,968)       (5,967)
                                                                                                         ---------     ---------
Net cash provided by financing activities .........................................................        212,847       180,861
                                                                                                         ---------     ---------

Increase in cash and cash equivalents .............................................................          2,121        (2,799)
Cash and cash equivalents, beginning of period ....................................................         73,125        70,813
                                                                                                         ---------     ---------
Cash and cash equivalents, end of period ..........................................................      $  75,246     $  68,014
                                                                                                         =========     =========

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans ................................................      $     421     $   1,017
                                                                                                         =========     =========
Adjustment to market value of securities available for sale, net
  of deferred income taxes ........................................................................      $     998     $  (3,904)
                                                                                                         =========     =========
Assets acquired in purchase business combination ..................................................      $  70,293     $   3,704
                                                                                                         =========     =========
Liabilities assumed in purchase business combination .............................................       $  54,361     $     721
                                                                                                         =========     =========


See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Derivative Investments and Hedging Activities

In June 1998, the FASB issued Statement of Financial Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"), effective for all fiscal quarters of all fiscal years beginning after June 30, 1999. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of
(a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities - an Amendment of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the year of adoption. Management of Alabama National does not expect the adoption of Statement 133 to have a material impact on its financial statements since Alabama National does not invest in derivative instruments.

NOTE D  - EARNINGS PER SHARE
-----------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and nine months ended September 30, 2000 and 1999.

                                                                                     Per Share
                                                           Income         Shares       Amount
                                                          --------      ---------    ---------
                                                        (In thousands, except per share amounts)

 THREE MONTHS ENDED SEPTEMBER 30, 2000
 Basic EPS net income...................................   $ 6,206        11,047        $0.56
                                                                                        =====
 Effect of dilutive securities..........................         -           172
                                                           -------        ------
 Diluted EPS............................................   $ 6,206        11,219        $0.55
                                                           =======        ======        =====

 THREE MONTHS ENDED SEPTEMBER 30, 1999
 Basic EPS net income...................................   $ 5,720        11,127        $0.51
                                                                                        =====
 Effect of dilutive securities..........................         -           188
                                                           -------        ------
 Diluted EPS............................................   $ 5,720        11,315        $0.51
                                                           =======        ======        =====

 NINE MONTHS ENDED SEPTEMBER 30, 2000
 Basic EPS net income...................................   $17,767        11,059        $1.61
                                                                                        =====
 Effect of dilutive securities..........................         -           162
                                                           -------        ------
 Diluted EPS............................................   $17,767        11,221        $1.58
                                                           =======        ======        =====

 NINE MONTHS ENDED SEPTEMBER 30, 1999
 Basic EPS net income...................................   $16,119        11,084        $1.45
                                                                                        =====
 Effect of dilutive securities..........................         -           189
                                                           -------        ------
 Diluted EPS............................................   $16,119        11,273        $1.43
                                                           =======        ======        =====

NOTE E  - TREASURY STOCK REPURCHASE PLAN
----------------------------------------

In the second quarter of 2000, the Board of Directors of Alabama National authorized the repurchase of up to 250,000 shares of the Company's common stock. On October 10, 2000, the Board of Directors rescinded this share repurchase program. A total of 30,000 shares were purchased under the rescinded plan.

NOTE F  - MERGERS AND ACQUISITIONS
----------------------------------

On August 4, 2000, First American Bank, a subsidiary of Alabama National, completed the acquisition of two banking branches in Madison and Huntsville, Alabama. The acquisition increased loans and deposits by approximately $68.9 million and $54.0 million, respectively. The acquisition was accounted for as a purchase transaction.

On October 10, 2000, Alabama National entered into a merger agreement with Peoples State Bank, located in Groveland, Florida. Under the terms of the merger agreement, Peoples State Bank will merge with a newly formed subsidiary of Alabama National, whereby Peoples State Bank will become a wholly owned subsidiary of Alabama National. Alabama National will issue approximately 735,000 shares of its common stock to existing Peoples State Bank shareholders at an exchange ratio of 1.164 shares of Alabama National common stock for each share of Peoples State Bank common stock. As of September 30, 2000, Peoples State Bank had assets of $121.6 million. The merger with Peoples State Bank is expected to be completed in the first quarter of 2001. The merger is subject to Peoples State Bank shareholder approval and certain regulatory approvals, and is expected to be accounted for as a pooling of interests.

NOTE G  - SEGMENT REPORTING
---------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National's consolidated totals (in thousands).



                           Investment  Securities           Mortgage              Retail and
                            Services   Brokerage    Trust    Lending   Insurance  Commercial  Corporate   Elimination
                            Division   Division   Division  Division   Division    Banking     Overhead     Entries      Total
                           ----------  ---------- --------  --------  ----------  ----------  ----------  ------------  --------
Nine months ended
September 30, 2000:
-------------------
Interest income              $    -      $2,793     $    -    $  318     $   16      $115,599   $   (45)     $(1,500)   $117,181
Interest expenses                         1,500                  201         10        60,270     1,012       (1,500)     61,493
                           -----------------------------------------------------------------------------------------------------
Net interest income                       1,293                  117          6        55,329    (1,057)                  55,688
Provision for loan losses                                                               1,553                              1,553
Noninterest income            3,949       3,760      1,694     2,840      1,499         9,642        16                   23,400
Noninterest expense           3,764       4,400        987     2,060      1,421        36,941   $ 2,327                   51,900
                           -----------------------------------------------------------------------------------------------------
Net income before tax        $  185      $  653     $  707    $  897     $   84      $ 26,477   $(3,368)     $     -    $ 25,635
                           =====================================================================================================

Nine months ended
September 30, 1999:
-------------------
Interest income              $    -      $1,278     $    -    $  372     $    1      $ 89,804   $   (72)     $  (545)   $ 90,638
Interest expenses                           545                  240          5        41,666       551         (545)     42,462
                           -----------------------------------------------------------------------------------------------------
Net interest income                         733                  132         (4)       48,138      (623)                  48,376
Provision for loan losses                                                               1,338                              1,338
Noninterest income            5,364       2,665      1,620     3,420        488         8,654       175                   22,386
Noninterest expense           4,752       3,091        856     2,288        449        32,415     2,002                   45,853
                           -----------------------------------------------------------------------------------------------------
Net income before tax        $  612      $  307     $  764    $1,264     $   35      $ 23,039   $(2,450)     $     -    $ 23,571
                           =====================================================================================================

Corporate overhead is comprised of compensation and benefits for certain members of management, merger-related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

                 Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Basis of Presentation
---------------------

The following is a discussion and analysis of the consolidated financial condition of Alabama National and results of operations as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of Alabama National conform with generally accepted accounting principles and with general financial services industry practices.

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

Performance Overview
--------------------

Alabama National's net income was $6.21 million for the third quarter of 2000 (the "2000 third quarter") compared to $5.72 million for the third quarter of 1999 (the "1999 third quarter"). Net income for the nine month period ended September 30, 2000 (the "2000 nine months") was $17.77 million compared to $16.12 million for the nine months ended September 30, 1999 (the "1999 nine months"). Net income per diluted common share for the 2000 and 1999 third quarters was $0.55 and $0.51, respectively. For the 2000 nine months, net income per diluted common share was $1.58 compared to $1.43 for the 1999 nine months.

The annualized return on average assets for Alabama National was 1.17% for the 2000 third quarter compared to 1.27% for the 1999 third quarter. The annualized return on average assets for Alabama National was 1.17% for the 2000 nine months compared to 1.25% for the 1999 nine months. The annualized return on average stockholders' equity for the 2000 third quarter was 16.39%, as compared to 16.45% for the 1999 third quarter. The annualized return on average stockholders' equity increased for the 2000 nine months to 16.42%, as compared to 15.86% for the 1999 nine months. Book value per share at September 30, 2000 was $13.87, an increase of $1.38 from year-end 1999. Tangible book value per share at September 30, 2000 was $12.55, an increase of $1.03 from year-end 1999. Alabama National paid cash dividends totaling $0.63 on common shares during the 2000 nine months, compared to $0.54 on common shares during the 1999 nine months.

Net Income
----------

The principal reason for the increase in net income for each of the 2000 third quarter and the 2000 nine months, compared to the same periods in 1999, was the growth in net interest income, which is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Net interest income increased by $2.1 million, or 12.06%, to $19.1 million during the 2000 third quarter from $17.0 million during the 1999 third quarter. Net interest income increased to $55.7 million during the 2000 nine months from $48.4 million during the 1999 nine months, representing an increase of $7.3 million, or 15.1%. The increase in net interest income was offset by an increase in noninterest expense of $2.6 million, to $17.9 million for the 2000 third quarter, and $6.0 million to $51.9 million for the 2000 nine months, compared to $15.2 million and $45.9 million, respectively, for the same periods in 1999.

Average earning assets for the 2000 third quarter and nine months increased by approximately $313.6 million and $294.5 million, respectively, and was substantially matched by growth in average interest-bearing liabilities of $319.4 million and $306.6 million during the 2000 third quarter and nine months, respectively. The average taxable equivalent rate earned on assets was 8.74% and 8.56% for the 2000 third quarter and nine months compared to 8.02% and 7.93% for the 1999 third quarter and nine months, respectively. The average rate paid on interest-bearing liabilities was 5.36% and 5.06% for the 2000 third quarter and nine months, respectively, compared to 4.38% and 4.31% for the 1999 third quarter and nine months, respectively. The net interest margin for the 2000 third quarter and nine months was 3.94% and 4.04%, respectively, compared to 4.19% for both the 1999 third quarter and nine months, respectively. The reduction in net interest margin is largely due to strong loan demand in excess of growth in low cost deposit accounts. This has resulted in much of the incremental growth of loans being funded by higher cost liability sources, such as Federal Home Loan Bank advances, in-market CD's, and brokered CD's.

The following tables depict, on a taxable equivalent basis for the 2000 and 1999 third quarter and nine months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                         Three months ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                   2000                                        1999
                                                  --------------------------------------   -----------------------------------------
                                                    Average       Income/      Yield/         Average         Income/      Yield/
                                                    Balance       Expense       Cost          Balance         Expense       Cost
                                                  -----------   -----------  -----------   --------------   -----------  -----------
 Assets:
 Earning assets:
   Loans (1) (3).................................. $1,544,399      $35,687      9.19%       $1,226,461        $26,530        8.58%
   Securities:
    Taxable.......................................    313,077        5,418      6.88           302,275          4,832        6.34
    Tax exempt....................................     29,995          573      7.60            33,624            615        7.26
   Cash balances in other banks...................      2,423           28      4.60             2,528             44        6.91
   Funds sold.....................................     33,417          566      6.74            40,727            491        4.78
   Trading account securities.....................      1,964           35      7.09             6,016             77        5.08
                                                   ----------      -------                  ----------        -------
       Total earning assets (2)...................  1,925,275       42,307      8.74         1,611,631         32,589        8.02
                                                   ----------      -------                  ----------        -------
 Cash and due from banks..........................     68,189                                   67,595
 Premises and equipment...........................     47,646                                   45,616
 Other assets.....................................     90,903                                   73,084
 Allowance for loan losses........................    (20,195)                                 (17,419)
                                                   ----------                               ----------
        Total assets.............................. $2,111,818                               $1,780,507
                                                   ==========                               ==========

 Liabilities:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts.......... $  246,366        2,113      3.41           201,940          1,293        2.54
   Savings deposits...............................    304,411        2,771      3.62           322,225          2,788        3.43
   Time deposits..................................    836,628       13,017      6.19           637,623          8,145        5.07
   Funds purchased................................    158,071        2,419      6.09           143,385          1,994        5.52
   Other short-term borrowings....................     80,953        1,452      7.14            12,880            181        5.58
   Long-term debt.................................     79,571        1,205      6.02            68,506            899        5.21
                                                   ----------      -------                  ----------        -------
        Total interest-bearing liabilities........  1,706,000       22,977      5.36         1,386,559         15,300        4.38
                                                   ----------      -------                  ----------        -------
 Demand deposits..................................    225,129                                  219,187
 Accrued interest and other liabilities...........     30,032                                   36,803
 Stockholders' equity.............................    150,657                                  137,958
                                                   ----------                               ----------
     Total liabilities and stockholders' equity... $2,111,818                               $1,780,507
                                                   ==========                               ==========

 Net interest spread..............................                              3.38%                                        3.64%
                                                                                ====                                         ====
 Net interest income/margin on
   a taxable equivalent basis.....................                  19,330      3.99%                          17,289        4.26%
                                                                                ====                                         ====
 Tax equivalent adjustment (2)....................                     244                                        257
                                                                   -------                                    -------
 Net interest income/margin.......................                 $19,086      3.94%                         $17,032        4.19%
                                                                   =======      ====                          =======        ====

________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $826,000 and $704,000 are included in interest and fees on loans for the three months ended September 30, 2000 and 1999, respectively.

                            AVERAGE BALANCES, INCOME AND EXPENSES AND RATES (Amounts in thousands, except yields and rates)

                                                                          Nine months ended September 30,
                                                    -------------------------------------------------------------------------------
                                                                     2000                                     1999
                                                    ------------------------------------    ---------------------------------------
                                                       Average      Income/      Yield/       Average        Income/        Yield/
                                                       Balance      Expense       Cost        Balance        Expense         Cost
                                                    ------------  ----------    --------    -----------    ----------      --------
 Assets:
 Earning assets:
   Loans (1) (3).................................... $1,446,936    $ 97,712       9.02%      $1,163,205       $74,029        8.51%
   Securities:
    Taxable.........................................    319,475      16,500       6.90          290,197        13,491        6.22
    Tax exempt......................................     30,308       1,708       7.53           33,465         1,856        7.42
   Cash balances in other banks.....................      3,650         152       5.56            1,393            65        6.24
   Funds sold.......................................     37,322       1,746       6.25           49,683         1,867        5.02
   Trading account securities.......................      1,891          97       6.85            7,163           286        5.34
                                                     ----------    --------                  ----------       -------
       Total earning assets (2).....................  1,839,582     117,915       8.56        1,545,106        91,594        7.93
                                                     ----------    --------                  ----------       -------
 Cash and due from banks............................     69,996                                  64,227
 Premises and equipment.............................     46,249                                  42,147
 Other assets.......................................     86,990                                  84,215
 Allowance for loan losses..........................    (19,121)                                (17,149)
                                                     ----------                              ----------
        Total assets................................ $2,023,696                              $1,718,546
                                                     ==========                              ==========

 Liabilities:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts............ $  242,754       5,798       3.19          191,999         3,344        2.33
   Savings deposits.................................    302,933       8,016       3.53          318,487         7,994        3.36
   Time deposits....................................    774,936      34,014       5.86          591,771        22,968        5.19
   Funds purchased..................................    150,894       6,683       5.92          145,187         5,377        4.95
   Other short-term borrowings......................     48,751       2,556       7.00           23,197           935        5.39
   Long-term debt...................................    104,012       4,426       5.68           47,036         1,823        5.18
                                                     ----------    --------                  ----------       -------
        Total interest-bearing liabilities..........  1,624,280      61,493       5.06        1,317,677        42,441        4.31
                                                     ----------    --------                  ----------       -------
 Demand deposits....................................    223,952                                 216,458
 Accrued interest and other liabilities.............     30,959                                  48,533
 Stockholders' equity...............................    144,505                                 135,878
                                                     ----------                              ----------
     Total liabilities and stockholders' equity..... $2,023,696                              $1,718,546
                                                     ==========                              ==========

 Net interest spread................................                              3.50%                                      3.62%
                                                                                  ====                                       ====
 Net interest income/margin on
   a taxable equivalent basis.......................                 56,422       4.10%                        49,153        4.25%
                                                                                  ====                                       ====
 Tax equivalent adjustment (2)......................                    734                                       783
                                                                   --------                                   -------
 Net interest income/margin.........................               $ 55,688       4.04%                       $48,370        4.19%
                                                                   ========       ====                        =======        ====

________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $2,376,000 and $2,250,000 are included in interest and fees on loans for the three months ended September 30, 2000 and 1999, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2000 third quarter and nine months compared to the 1999 third quarter and nine months, respectively. For the purposes of these tables, changes, which are not solely attributable to volume or rate, are allocated to volume and rate on a pro rata basis.

                    ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                                          Nine Months Ended September 30,
                                                       --------------------------------------
                                                               2000 Compared to 1999
                                                                  Variance Due to
                                                       --------------------------------------
                                                         Volume       Yield/Rate      Total
                                                       --------------------------------------
Earning assets:
 Loans.................................................   $19,262       $4,421       $23,683
 Securities:
   Taxable.............................................     1,444        1,565         3,009
   Tax exempt..........................................      (192)          44          (148)
 Cash balances in other banks..........................        99          (12)           87
 Funds sold............................................      (677)         556          (121)
 Trading account securities............................      (293)         104          (189)
                                                          -------       ------       -------

      Total interest income............................    19,643        6,678        26,321

 Interest-bearing liabilities:
 Interest-bearing transaction accounts.................     1,024        1,430         2,454
 Savings and money market deposits.....................      (521)         543            22
 Time deposits.........................................     7,795        3,251        11,046
 Funds purchased.......................................       218        1,088         1,306
 Other short-term borrowings...........................     1,275          346         1,621
 Long-term debt........................................     2,411          192         2,603
                                                          -------       ------       -------

      Total interest expense...........................    12,202        6,850        19,052
                                                          -------       ------       -------
      Net interest income on  a taxable
        equivalent basis...............................   $ 7,441       $ (172)        7,269
                                                          =======       ======
 Taxable equivalent adjustment.........................                                   49
                                                                                     -------
 Net interest income...................................                              $ 7,318
                                                                                     =======

                     ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                                         Three Months Ended September 30,
                                                       -------------------------------------
                                                               2000 Compared to 1999
                                                                  Variance Due to
                                                       --------------------------------------
                                                         Volume       Yield/Rate      Total
                                                       --------------------------------------
Earning assets:
 Loans................................................   $7,186        $1,971       $9,157
 Securities:
   Taxable............................................      173           413          586
   Tax exempt.........................................     (189)          147          (42)
 Cash balances in other banks.........................       (2)          (14)         (16)
 Funds sold...........................................     (463)          538           75
 Trading account securities...........................     (179)          137          (42)
                                                         ------        ------       ------

      Total interest income...........................    6,526         3,192        9,718

 Interest-bearing liabilities:
 Interest-bearing transaction accounts................      321           499          820
 Savings and money market deposits....................     (620)          603          (17)
 Time deposits........................................    2,853         2,019        4,872
 Funds purchased......................................      212           213          425
 Other short-term borrowings..........................    1,207            64        1,271
 Long-term debt.......................................      156           150          306
                                                         ------        ------       ------

      Total interest expense..........................    4,129         3,548        7,677
                                                         ------        ------       ------
      Net interest income on  a taxable
        equivalent basis..............................   $2,397        $ (356)       2,041
                                                         ======        ======
 Taxable equivalent adjustment........................                                  13
                                                                                    ------
 Net interest income..................................                              $2,054
                                                                                    ======


The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $400,000 for the 2000 third quarter, compared with $408,000 in the 1999 third quarter. The provision for loan losses was $1,553,000 for the 2000 nine months, compared to $1,338,000 in the 1999 nine months. The higher provision for loan losses in the 2000 nine months is attributable to the growth in loans during the 2000 nine months compared to the 1999 nine months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.31% at September 30, 2000, compared to 1.37% at December 31, 1999.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                     -------------

Total noninterest income for the 2000 third quarter was $8.2 million, compared to $6.9 million for the 1999 third quarter. For the 2000 nine months, noninterest income increased to $23.4 million compared to $22.4 million for the

1999 nine months. Noninterest income includes service charges on deposits, investment division revenue, securities brokerage revenue, trust department revenue, fees relating to the origination and sale of mortgage loans, and insurance commission revenue. Service charges on deposits for both the 2000 third quarter and 1999 third quarter were $1.9 million. For the 1999 nine months, service charge income increased to $5.7 million from the 1999 nine months' level of $5.5 million. During the 2000 third quarter investment division revenue increased to $1.6 million compared to $1.4 million for the 1999 third quarter. Despite the slight increase in investment division revenue during the 2000 third quarter, revenue for the investment division for the 2000 nine months decreased by $1.5 million, to $3.9 million, compared to $5.4 million for the 1999 nine months. The decreased revenue for the 2000 nine months reflects a decline in demand for debt securities from community banks. Securities brokerage revenue increased 66.9% to $1.3 million during the 2000 third quarter and totaled $3.8 million for the 2000 nine months, an increase of 41.1% over 1999 nine month total of $2.7 million. The increase in brokerage revenue is attributable to continued strong production in this area and favorable market conditions. Trust fees remained relatively flat for the third quarter and nine months of 2000 and 1999. Fees generated from the origination and sale of mortgages for the 2000 third quarter totaled $890,000, relatively unchanged from 1999's third quarter total of $860,000. During the 2000 nine months fees generated from the origination and sale of mortgage loans were $2.6 million compared to $3.2 million for the 1999 nine months. The year to date decrease is due to rising interest rates and the impact of rising interest rates on refinancing and new mortgage origination activity. Insurance commission revenue increased to $402,000 for the 2000 third quarter, representing a 12.9% increase over 1999's third quarter total of $356,000. Insurance commission revenue totaled $1.5 million for the 2000 nine months, compared to $488,000 during the 1999 nine months. The insurance division was acquired on May 28, 1999, so the 1999 nine months include only four month's results for this division.

Noninterest expense was $17.9 million for the 2000 third quarter compared to $15.2 million for the 1999 third quarter. For the 2000 nine months, noninterest expense was $51.9 million compared to $45.9 million for the 1999 nine months. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $10.8 million for the 2000 third quarter compared to $9.0 million for the 1999 third quarter. For the 2000 nine months, salaries and employee benefits were $31.0 million compared to $27.5 million in the 1999 nine months. The increase in salaries and employee benefits partially results from the acquired insurance agency noted above, and the acquisition of two banking branches during the 2000 third quarter, but primarily represents general staffing increases in other areas of Alabama National relating to continued expansion and additional compensation related to annual performance reviews. Occupancy and equipment expense totaled $2.1 million in the 2000 third quarter and $1.9 million in the 1999 third quarter. Occupancy and equipment expense totaled $6.1 million in the 2000 nine months and $5.3 million in the 1999 nine months. Other noninterest expense increased to $5.0 million in the 2000 third quarter, compared with $4.3 million in the 1999 third quarter. Other noninterest expense was $14.8 million in the 2000 nine months and $13.0 million in the 1999 nine months. Other noninterest expense is comprised of advertising expenses, banking assessments, data processing expenses, legal and professional fees, directors fees, postage and freight charges, supplies and printing expenses, amortization of intangibles and various other expenses.

Because of an increase in pre-tax income, income tax expense was $2.8 million for the 2000 third quarter compared to $2.6 million for the 1999 third quarter. For the 2000 nine months income tax expense was $7.9 million, compared to $7.5 million for the 1999 nine months. The effective tax rates for the 2000 third quarter and the 2000 nine months were 30.8% and 30.7%, respectively, compared to 31.3% and 31.6% for the same periods of 1999. These effective rates are impacted by items of income and expense that are not subject to federal or state taxation.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on September 30, 2000. Loans, net of unearned income, were $1.59 billion or 72.5% of total assets at September 30, 2000, compared to $1.32 billion or 68.7% at December 31, 1999. Loans grew $266.1 million, or 20.2%, during the 2000 nine months compared to 1999 year-end totals, due to continued strong loan demand in many markets served by Alabama National and the successful calling efforts by the lending staff. Average loans grew $283.7 million, or 24.4%, during the 2000 nine months, compared to the 1999 nine months. Loans, net of unearned income and average loans were impacted by the acquisition of two banking branches during the 2000 third quarter. The acquired branches had outstanding loans of approximately $68.9 million. The following table details the composition of the loan portfolio by category at the dates indicated:

                                 COMPOSITION OF LOAN PORTFOLIO
                           (Amounts in thousands, except percentages)

                                                    September 30, 2000                December 31, 1999
                                                ----------------------------       --------------------------
                                                                    Percent                          Percent
                                                  Amount            of Total         Amount          of Total
                                                ----------          --------       ----------        --------
Commercial, financial and
   agricultural.............................    $  258,603            16.29%       $  257,047           19.45%
 Real estate:
   Construction.............................       207,221            13.06           148,228           11.22
   Mortgage - residential...................       426,241            26.85           358,400           27.13
   Mortgage - commercial....................       444,276            27.99           369,158           27.94
   Mortgage - other.........................         3,973              .25             3,111             .24
 Consumer...................................        75,407             4.75            73,388            5.55
 Other......................................       171,475            10.80           111,913            8.47
                                                ----------           ------        ----------          ------

   Total gross loans........................     1,587,196           100.00%        1,321,245          100.00%
                                                                     ======                            ======
 Unearned income............................          (976)                            (1,085)
                                                ----------                         ----------
   Total loans, net of
     unearned income........................     1,586,220                          1,320,160
 Allowance for loan losses..................       (20,840)                           (18,068)
                                                ----------                         ----------
   Total net loans..........................    $1,565,380                         $1,302,092
                                                ==========                         ==========


Investment securities increased $14.5 million in the 2000 nine months from $19.6 million at December 31, 1999 to $34.1 million at September 30, 2000. During the 2000 nine months, the Company purchased $21.0 million of investment securities and received $6.5 million from maturities, including principal paydowns of mortgage backed securities.

Securities available for sale decreased $20.0 million in the 2000 nine months from $325.5 million at December 31, 1999, to $305.5 million at September 30, 2000. Purchases of available for sale securities totaled $37.1 million and maturities, calls, and sales of available for sale securities totaled $58.6 million. Write downs to estimated market value of available for sale securities totaled $1.0 million, net of income taxes, during the 2000 nine months.

Trading account securities, which had a balance of $246,000 at September 30, 2000, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $44.4 million at September 30, 2000, and $33.6 million at December 31, 1999.

Deposits and Other Funding Sources
----------------------------------

Deposits increased $262.7 million from year-end 1999, to $1.70 billion at September 30, 2000. All categories of deposits experienced growth during the 2000 nine months. During the 2000 third quarter, deposits increased $54.0 million due to the acquisition of the two banking branches in Huntsville, Alabama. Included in deposits at September 30, 2000 and December 31, 1999, were $93.1 million and $47.5 million of brokered deposits, respectively.

Federal funds purchased and securities sold under agreements to repurchase totaled $138.1 million at September 30, 2000, an increase of $6.2 million from December 31, 1999. The treasury, tax and loan account decreased to $2.6 million at September 30, 2000, compared with $6.2 million at December 31, 1999. Short-term borrowings at September 30, 2000, totaled $72.6 million, including a note payable to a third party bank of $26.6 million and advances from the Federal Home Loan Bank ("FHLB") totaling $46.0 million. At September 30, 2000, the Company also had $78.9 million of FHLB advances classified as long-term debt.

Alabama National's short-term debt at September 30, 2000 and December 31, 1999 is summarized as follows:

                            SHORT-TERM BORROWINGS
                            (Amounts in thousands)

                                                   September 30,   December 31,
                                                       2000           1999
                                                   -------------   ------------
Note payable to third party bank under secured
master note agreement; interest rate varies with
LIBOR and was 7.306% and 7.2113% at September 30,
2000 and December 31, 1999, respectively;
collateralized by the Company's stock in
subsidiary banks.                                      $26,589       $16,389

FHLB open ended notes payable, interest rate
varies daily based on the FHLB Daily Rate Credit
interest price and was 6.70% and 4.55% at
September 30, 2000 and December 31, 1999,
respectively; collateralized by FHLB
stock and certain first mortgage loans.                  1,000         2,000

FHLB debt due July 25, 2001; interest at a fixed
rate of 6.40%; collateralized by FHLB stock and
certain pledged available for sale securities.
Borrowing was classified as long-term at December
31, 1999.                                                2,000             -

FHLB debt due June 4, 2001; interest rate varies
with three month LIBOR and was 6.6225% on
September 30, 2000; collateralized by FHLB stock
and certain first mortgage loans.                       43,000             -
                                                       -------        -------
Total short-term borrowings                            $72,589        $18,389
                                                       =======        =======

Alabama National's long-term debt at September 30, 2000 and December 31, 1999 is summarized as follows:

                             LONG-TERM BORROWINGS
                            (Amounts in thousands)

                                                    September 30,   December 31,
                                                        2000           1999
                                                    -------------   ------------
FHLB debt due October 21, 2003; interest at fixed
rate of 4.30%; convertible at the option of the
FHLB on October 21, 2000 to a three month LIBOR
advance; collateralized by FHLB stock and certain
first mortgage loans.                                  $10,000       $ 10,000

FHLB debt due April 23, 2004; interest rate varies
with LIBOR and was 6.46% and 5.9425% at September
30, 2000 and December 31, 1999, respectively; rate
changes to 5.02% from April 23, 2001 to April
23,2004; convertible at the option of the FHLB on
April 23, 2001 to a three month LIBOR advance;
collateralized by FHLB stock and certain first
mortgage loans.                                         13,700         13,700

FHLB debt due March 26, 2008; interest at fixed
rate of 5.51%; convertible at the option of the
FHLB on March 26, 2003 to a three month LIBOR
advance; collateralized by FHLB stock and certain
first mortgage loans.                                    5,000          5,000

FHLB debt due July 25, 2001; interest at a fixed
rate of 6.40%; collateralized by FHLB stock and
certain pledged available for sale securities.
Borrowing classified as short-term at September 30,
2000.                                                        -          2,000

FHLB debt due June 18, 2003; interest at a fixed
rate of 5.40%; convertible at the option of the
FHLB on June 18, 2000 to a three month LIBOR
advance; collateralized by FHLB stock and certain
first mortgage loans. Note was called during 2000.           -          5,000

FHLB debt due November 5, 2003; interest at a fixed
rate of 4.74%; convertible at the option of the
FHLB on November 5, 2001 to a three month LIBOR
advance; collateralized by FHLB stock and certain
first mortgage loans.                                    5,000          5,000

FHLB debt due August 7, 2009; interest at a fixed
rate of 4.95%; convertible at the option of the
FHLB on February 7, 2000 and any payment date
thereafter; collateralized by FHLB stock and
certain first mortgage loans. Note was called
during 2000.                                                 -         25,000

FHLB debt due July 30, 2004; interest at a fixed
rate of 5.715%; convertible in whole at the option
of the FHLB on July 30, 2001; collateralized by
FHLB stock and certain first mortgage loans.             5,000          5,000

FHLB debt due December 2, 2009; interest at a fixed
rate of 5.29%; convertible in whole at the option
of the FHLB on June 2, 2000; collateralized by FHLB
stock, certain first mortgage loans and pledged
available for sale securities. Note was called
during 2000.                                                 -         43,000


                                                    September 30,   December 31,
                                                        2000           1999
                                                    -------------   ------------
FHLB debt due October 12, 2001; interest rate
varies with LIBOR and reprices monthly; rate at
September 30, 2000 and December 31, 1999 was
6.66063% and 6.50125%, respectively; collateralized
by FHLB stock, certain first mortgage loans and
certain pledged available for sale securities.          10,000         10,000

FHLB debt due February 11, 2003; interest rate
varies with LIBOR and reprices monthly; rate at
September 30, 2000 was 6.42%; collateralized by
FHLB stock and certain first mortgage loans.            25,000              -

FHLB debt due June 15, 2010; interest at a fixed
rate of 6.00%; convertible in whole at the option of
FHLB on December 15, 2000 to a three month LIBOR
advance; collateralized by FHLB stock and certain
first mortgage loans.                                    5,000              -

Various notes payable                                       29             39

Capital leases payable                                     219            266
                                                       -------       --------
Total long-term borrowings                             $78,948       $124,005
                                                       =======       ========

Asset Quality
-------------

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At September 30, 2000, the Company had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. It is Alabama National's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan balance is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which could necessitate additional charges to the allowance for loan losses.

At September 30, 2000, nonperforming assets totaled $5.8 million, an increase of $1.0 million from December 31, 1999. At September 30, 2000, nonperforming assets as a percentage of loans plus other real estate were 0.37%, unchanged from year-end 1999. The following table presents the Company's nonperforming assets for the dates indicated.

                           NONPERFORMING ASSETS
              (Amounts in thousands, except percentages)

                                                         September 30,   December 31,
                                                             2000           1999
                                                          -----------    ------------
 Nonaccrual loans .......................................   $ 4,615        $ 4,141
 Restructured loans .....................................         -              5
 Loans past due 90 days or more and still accruing ......         -              -
                                                            -------        -------

    Total nonperforming loans............................     4,615          4,146

 Other real estate owned ................................     1,225            687
                                                            -------        -------

    Total nonperforming assets...........................   $ 5,840        $ 4,833
                                                            =======        =======

 Allowance for loan losses to period-end loans ..........      1.31%          1.37%

 Allowance for loan losses to period-end
    nonperforming loans..................................    451.57         435.79

 Allowance for loan losses to period-end
    nonperforming assets.................................    356.85         373.85

 Net charge-offs to average loans  ......................      0.02           0.04

 Nonperforming assets to period-end loans
    and other real estate owned..........................      0.37           0.37

 Nonperforming loans to period-end loans ................      0.29           0.31


Net loan charge-offs for the 2000 nine months totaled $181,000, or 0.02% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.31% at September 30, 2000, compared to 1.37% at December 31, 1999. The following table analyzes activity in the allowance for loan losses for the 2000 nine months.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                 For the Nine Months Ended September 30, 2000
                  (Amounts in thousands, except percentages)

Allowance for loan losses at
    beginning of period............................................  $18,068

 Charge-offs:
    Commercial, financial and agricultural.........................      216
    Real estate - mortgage.........................................       84
    Consumer.......................................................      486
                                                                     -------
      Total charge-offs............................................      786
                                                                     =======

 Recoveries:
    Commercial, financial and agricultural.........................      139
    Real estate - mortgage.........................................      205
    Consumer.......................................................      261
                                                                     -------
      Total recoveries.............................................      605
                                                                     -------
      Net charge-offs..............................................      181
                                                                     -------

 Provision for loan losses.........................................    1,553

 Additions to allowance through purchase...........................    1,400
                                                                     -------

 Allowance for loan losses at
    end of period..................................................  $20,840
                                                                     =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 2000, to be adequate to cover probable loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National's interest rate sensitivity at September 30, 2000, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                                                         September 30, 2000
                                                ------------------------------------------------------------------------
                                                  Zero        After Three       One
                                                 Through        Through       Through
                                                  Three         Twelve         Three        Greater Than
                                                  Months        Months         Years        Three Years        Total
                                                ---------      -----------    --------      ------------     ----------
 Assets:
 Earning assets:
    Loans (1).................................  $723,514       $ 239,059        $281,576       $346,217      $1,590,366
    Securities (2)............................    26,462          35,277          72,647        194,813         329,199
    Trading securities........................       246               -               -              -             246
    Interest-bearing deposits in
      other banks.............................     1,893               -               -              -           1,893
    Funds sold................................    44,449               -               -              -          44,449
                                                --------       ---------        --------       --------      ----------
         Total interest-earning assets........  $796,564       $ 274,336        $354,223       $541,030      $1,966,153

 Liabilities:
 Interest-bearing liabilities:
    Interest-bearing deposits:
        Demand deposits.......................  $ 78,220       $       -        $      -       $184,869      $  263,089
        Savings and money market deposits.....    88,457               -               -        211,590         300,047
        Time deposits (3).....................   258,848         534,234          78,318         21,378         892,778
     Funds purchased..........................   138,089               -               -              -         138,089
     Short-term borrowings (4)................    70,589           2,000               -              -          72,589
     Long-term debt...........................    63,709           5,023          10,066            150          78,948
                                                --------       ---------        --------       --------      ----------
        Total interest-bearing liabilities....  $697,912       $ 541,257        $ 88,384       $417,987      $1,745,540
                                                --------       ---------        --------       --------      ----------

 Period gap...................................  $ 98,652       $(266,921)       $265,839       $123,043
                                                ========       =========        ========       ========

 Cumulative gap...............................  $ 98,652       $(168,269)       $ 97,570       $220,613      $  220,613
                                                ========       =========        ========       ========      ==========
 Ratio of cumulative gap to total
  earning assets..............................      5.02%          -8.56%           4.96%         11.22%

 ____________________________
 (1)  Excludes nonaccrual loans of $4,615,000.
 (2)  Excludes available for sale equity securities of $10,362,000.
 (3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
 (4)  Includes treasury, tax and loan account of $2,551,000.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive through the one-year time frame, except for the zero through three-month period. However, Alabama National's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk
-----------

Alabama National's earnings are dependent on its net interest income which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and rates. Alabama National's market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static "gap" analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities, which quantifies, to a large extent, the degree of market risk inherent in Alabama National's balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At September 30, 2000, mortgage backed securities totaling $190.8 million, or 8.72% of total assets and essentially every loan, net of unearned income, (totaling $1.59 billion, or 72.5% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.70 billion, or 77.9%, of total assets at September 30, 2000. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis.
Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

                                     MARKET RISK
                                (Amounts in thousands)

                           As of September 30, 2000            As of December 31, 1999
     Change in          ------------------------------     --------------------------------
Prevailing Interest      Net Interest     Change from      Net Interest        Change from
       Rates            Income Amount    Income Amount     Income Amount      Income Amount
--------------------    -------------    -------------     -------------      -------------
 +200 basis points        $85,029            5.69%           $74,125              1.49%

 +100 basis points         83,168            3.37             73,490              0.62

  0 basis points           80,455               -             73,037                 -

 -100 basis points         78,868           (1.97)            71,591             (1.98)

 -200 basis points         75,935           (5.62)            69,424             (4.95)

Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 93.0% at September 30, 2000, compared to 91.5% at year-end 1999. Alabama National's liquid assets as a percentage of total deposits were 7.13% at September 30, 2000, compared to 7.87% at year-end 1999. At September 30, 2000, Alabama National had unused federal funds lines of approximately $157.7 million, unused lines at the Federal Home Loan Bank of $142.7 million and an unused credit line with a third party bank of $5.4 million. The Company also has access to approximately $170.9 million via a credit facility with the Federal Reserve Bank of Atlanta. At September 30, 2000, and year-end 1999, there were no outstanding borrowings under this Federal Reserve credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $15.0 million from December 31, 1999, to $153.2 million at September 30, 2000. This increase was attributable to the following (in thousands):

 Net income.......................................................  $17,767
 Dividends........................................................   (6,968)
 Purchase of treasury stock.......................................     (588)
 Issuance of stock from treasury..................................       61
 Decrease in unrealized loss on securities........................
   available for sale, net of deferred taxes......................      998
 Additional paid in capital related to stock based compensation...    3,703
                                                                    -------

 Net increase.....................................................  $14,973
                                                                    =======

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at September 30, 2000. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at September 30, 2000:

                                             Tier 1 Risk   Total Risk      Tier 1
                                                Based         Based       Leverage
                                             -----------   ----------     --------
 Alabama National BanCorporation.............   8.67%          9.91%        6.90%

 National Bank of Commerce of Birmingham.....   9.40          10.57         7.70
 Alabama Exchange Bank.......................  12.75          14.00         7.48
 Bank of Dadeville...........................  12.05          13.24         7.96
 Citizens & Peoples Bank, N.A................  12.15          13.40         8.95
 Community Bank of Naples, N.A...............  10.50          11.75         7.15
 First American Bank.........................   9.48          10.73         8.60
 First Citizens Bank.........................  14.07          15.31         7.24
 First Gulf Bank.............................   9.07          10.32         7.19
 Georgia State Bank..........................  11.22          12.36         7.63
 Public Bank.................................   9.79          10.84         7.89
 Required minimums...........................   4.00           8.00         4.00

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

               Exhibit 10 - National Bank of Commerce Building Amended, Restated
                    and Consolidating Lease.

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

               ALABAMA NATIONAL BANCORPORATION


Date:  November 10, 2000               /s/ John H. Holcomb, III
       -----------------               ----------------------------------------
                                       John H. Holcomb, III,
                                       its Chairman and Chief Executive Officer



Date: November 10, 2000                /s/ William E. Matthews, V.
      -----------------                ----------------------------------------
                                       William E. Matthews, V.,
                                       its Executive Vice President and
                                       Chief Financial Officer