Form 10-K
period 2000-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2001-03-22
CIK 926966

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

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

                         Common Stock, $1.00 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant at March 12, 2001 was $237,022,296.

  As of March 12, 2001 the registrant had outstanding 11,793,160 shares of its common stock.

            DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

(i) The definitive Proxy Statement for the 2001 Annual Meeting of Alabama National BanCorporation's Stockholders is incorporated by reference into
    Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item No.                                                             Page No.
 --------                                                             --------
 SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS...................     2

                                    PART I
    1.    Business..................................................      3
          Executive Officers........................................     10
    2.    Properties................................................     11
    3.    Legal Proceedings.........................................     11
    4.    Submission of Matters to a Vote of Security Holders.......     11

                                    PART II
    5.    Market for Registrant's Common Equity and Related              12
           Stockholder Matters......................................
    6.    Selected Financial Data...................................     13
    7.    Management's Discussion and Analysis of Financial              14
           Condition and Results of Operations......................
   7A.    Quantitative and Qualitative Disclosures about Market          43
           Risk.....................................................
    8.    Financial Statements and Supplementary Data...............     44
    9.    Changes in and Disagreements with Accountants on               45
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

--------
* Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated by reference in Part III of this Form 10-K.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K, other periodic reports filed by Alabama National BanCorporation (the "Company" or "Alabama National") under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Alabama National may include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect Alabama National's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

    (4) The cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments; and

    (5) The ability of Alabama National to achieve the expected operating results related to the acquired operations of recently-completed and future acquisitions (if any), which depends on a variety of factors, including (i) the ability of Alabama National to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to Alabama National's corporate culture, including the ability to instill Alabama National's credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which Alabama National operates consistent with recent historical experience, (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) Alabama National's ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

  The words "believe," "expect," "anticipate," "project" and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of Alabama National. Any such statement speaks only as of the date the statement was made. Alabama National undertakes no obligation to update or revise any forward looking statements.

                                    PART I

ITEM 1. BUSINESS

  Alabama National BanCorporation ("Alabama National" or "ANB") is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). Alabama National is currently the parent of three national banks, National Bank of Commerce of Birmingham ("NBC") (Birmingham, Alabama and the Birmingham metropolitan area), Citizens & Peoples Bank, National Association (Escambia County, Florida), and Community Bank of Naples, National Association (Naples, Florida); three state member banks, Alabama Exchange Bank (Tuskegee, Alabama), Bank of Dadeville (Dadeville, Alabama) and First Gulf Bank (Baldwin County, Alabama); and five state nonmember banks, First American Bank (Decatur/Huntsville, Alabama), Public Bank (St. Cloud, Florida), Georgia State Bank (Mableton, Georgia), First Citizens Bank, (Talladega, Alabama) and, effective January 31, 2001, Peoples State Bank of Groveland (Lake County, Florida) (collectively the "Banks"). In addition, Alabama National is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); and one insurance agency, Rankin Insurance, Inc. (Decatur, Alabama).

Recent Developments

 Peoples State Bank of Groveland Merger

  Effective January 31, 2001, Peoples State Bank of Groveland ("Peoples State Bank"), a Florida state bank headquartered in Groveland, Florida, with approximately $123 million in total assets as of December 31, 2000, merged with a newly formed subsidiary of Alabama National (the "Peoples State Bank Merger"). The terms of the Peoples State Bank Merger are described in that certain Agreement and Plan of Merger dated as of October 10, 2000 (the "Peoples State Bank Merger Agreement"). Pursuant to the Peoples State Bank Merger, (i) the stockholders of Peoples State Bank became stockholders of Alabama National, and (ii) Alabama National became the parent stockholder of Peoples State Bank. The Peoples State Bank Merger was accounted for as a pooling of interests. Because the Peoples State Bank Merger was completed after December 31, 2000, the financial information of Peoples State Bank is not included in Alabama National's financial information for the period ending December 31, 2000.

  The Peoples State Bank Merger Agreement generally provided, among other things, that each of the 631,464 outstanding shares of Peoples State Bank common stock were converted into the right to receive 1.16396 shares of Alabama National common stock, for a total of 735,000 shares of Alabama National common stock (excluding fractional shares) issued to former Peoples State Bank shareholders.

Subsidiary Banks

  Alabama National operates through eleven subsidiary Banks which have a total of 52 banking offices and one insurance office (where no banking is conducted) in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending, and equipment leasing to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. NBC offers trust services, investment services and securities brokerage services. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

Lending Activities

 General

  Through the Banks, Alabama National offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. Alabama National's total loans, net of unearned interest, at December 31, 2000, were approximately $1.61 billion, or approximately 79.4% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Alabama National has no "foreign loans" or loans for "highly leveraged transactions," as such terms are defined by applicable banking regulations.

 Loan Portfolio

  Real Estate Loans. Loans secured by real estate are the primary component of Alabama National's loan portfolio, constituting approximately $1.1 billion, or 68.2% of total loans, net of unearned interest, at December 31, 2000. The Banks often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. The Banks' real estate loan portfolio is comprised of commercial and residential mortgages. Residential mortgages held in the Banks' loan portfolio, both fixed and variable, are made based upon amortization schedules of up to 30 years but generally have maturity dates of five years or less. The Banks' commercial mortgages accrue at either variable or fixed rates. The variable rates approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for most loans secured by real estate. The Banks' primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have terms of five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule.

  The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 2000, the Banks sold approximately $230 million in loans to such purchasers.

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

  Consumer Loans. Consumer lending includes installment lending to individuals in the Banks' market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $76.0 million, or 4.7% of Alabama National's loan portfolio at December 31, 2000. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

  Commercial and Financial Loans. The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower's cash flow and its ability to service the debt from earnings, and by limiting the loan to value ratio. Historically, the Banks have typically loaned up to 80% on loans secured by accounts receivable, up to 65% on loans secured by inventory, and up to 80% on loans secured by equipment. The Banks also make some unsecured commercial loans and offer equipment leasing. Commercial and financial loans constituted $259.8 million, or 16.1% of Alabama National's loan portfolio at December 31, 2000. Interest rates are negotiable based upon the borrower's financial condition, credit history, management stability and collateral.

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

  Alabama National attempts to minimize loan losses through various means and uses standardized underwriting criteria. Alabama National has established a standardized loan policy for all of the Banks that may be modified based on local market conditions. In particular, on larger credits, Alabama National generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, Alabama National attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

  Alabama National addresses repayment risks by adhering to internal credit policies and procedures which all of the Banks have adopted. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. The point in each Bank's loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with such Bank. Each of the lending officers at each of the Banks has the authority to approve loans up to an approved loan authority amount as approved by each Bank's Board of Directors. Loans in excess of the highest loan authority amount at each Bank must be approved by the Alabama National Executive Vice President in charge of credit administration. In addition, loans in excess of a particular loan officer's approval authority must be approved by a more senior officer at the particular Bank, the loan committee at such Bank, or both.

  Loan Review. Alabama National maintains a continuous loan review system for each of NBC and First American Bank and a scheduled review system for the other Banks. Under this system, each loan officer is directly responsible for monitoring the risk in his portfolio and is required to maintain risk ratings for each credit assigned. The risk rating system incorporates the basic regulatory rating system as set forth in the applicable regulatory asset quality examination procedures.

  Alabama National's Loan Review Department ("LRD"), which is wholly independent of the lending function, serves as a validation of each loan officer's risk monitoring and rating system. LRD's primary function is to provide the Board of Directors of each Bank with a thorough understanding of the credit quality of such Bank's loan portfolio. Other review requirements are in place to provide management with early warning systems for problem credits as well as compliance with stated lending policies. LRD's findings are reported, along with an asset quality review, to the Alabama National Board of Directors at each bi-monthly meeting.

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

  Deposit rates are reviewed weekly by senior management of each of the Banks. Management believes that the rates the Banks offer are competitive with those offered by other institutions in the Banks' market areas. Alabama National focuses on customer service to attract and retain deposits.

Investment Services

  NBC operates an investment department devoted primarily to handling correspondent banks' investment needs. Services provided by the investment department include the sale of securities, asset/liability consulting, safekeeping and bond accounting.

Securities Brokerage Division

  NBC also has a wholly owned subsidiary, NBC Securities, Inc. ("NBC Securities"), that is licensed as a broker-dealer. Started in 1995, NBC Securities provides investment services to individuals and institutions. These services include the sale of stocks, bonds, mutual funds, annuities, margin loans, other insurance products and financial planning. NBC Securities has investment advisers in Birmingham, Decatur and Gulf Shores, Alabama; Naples and Pensacola, Florida; and Mableton, Georgia.

Trust Division

  NBC operates a trust division that manages the assets of both corporate and individual customers located primarily in the Birmingham, Alabama market. The division's corporate trust services include managing and servicing retirement plan accounts such as pension, profit sharing and 401(k) plans.

Mortgage Lending Division

  NBC's mortgage lending division makes home loans to individuals throughout the State of Alabama. The majority of these loans are sold to corporate investors, who also service the loans.

Insurance Services Division

  Alabama National's First American Bank subsidiary purchased an existing insurance company, Rankin Insurance, Inc., in 1999. Rankin Insurance is a full service independent property and casualty insurance agency located in Decatur, Alabama.

Competition

  The Banks encounter strong competition in making loans, acquiring deposits and attracting customers for investment and trust services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Banks compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in the markets served by the Banks. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Banks do not currently provide. In addition, many of Alabama National's non-bank competitors are not subject to the same extensive federal regulations that govern bank or thrift holding companies and federally insured banks or thrifts.

  The Gramm-Leach-Bliley Act, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. See "Supervision and Regulation." Under the Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, which represents the most sweeping reform of financial services regulation in over sixty years, may significantly change the competitive environment in which Alabama National and the Banks conduct business. At this time, however, it is not possible to predict the full effect that the Act will have on Alabama National. One consequence may be increased competition from large financial services companies that will be permitted to provide many types of financial services, including bank products, to their customers.

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

  Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Alabama and the southeast region. Some of Alabama National's competitors still maintain substantially greater resources and lending limits than Alabama National. As a result, Alabama National has not generally attempted to compete for the banking relationships of large corporations, and generally concentrates its efforts on small to medium-sized businesses and individuals to which Alabama National believes it can compete effectively by offering quality, personal service. However, management believes it may be able to compete more effectively for the business of some large corporations, given its current growth pattern.

  Management believes that the Banks' commitment to their respective primary market areas, as well as their commitment to quality and personalized banking services, are factors that contribute to the Banks' competitiveness. Management believes that Alabama National's decentralized community banking strategy positions the Banks to compete successfully in their market areas.

Market Areas and Growth Strategy

  Through NBC, Alabama National serves the metropolitan Birmingham market, which includes portions of Jefferson, Shelby and St. Clair Counties. Alabama National's First American Bank subsidiary serves Morgan, Limestone and Madison Counties in north Alabama. First American's largest market presence is in Decatur, Alabama, which has demonstrated a growing economic base in recent years. First American also acquired two branches in Huntsville, Alabama from another bank holding company during 2000. Through First Gulf Bank, Alabama National serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Baldwin County includes the popular tourism and retirement resort communities of Gulf Shores and Fairhope. Shelby, Baldwin and St. Clair Counties have been named in statistical surveys as three of the fastest growing counties in Alabama. In 1997, Alabama National expanded outside of Alabama with the opening of Citizens & Peoples Bank, N.A. in Escambia County, Florida. In 1998, Alabama National further expanded its presence in markets outside of Alabama with two acquisitions in Florida and one in Georgia. Public Bank is located in the fast-growing greater Orlando area, with offices in Altamonte Springs, Kissimmee and St. Cloud, Florida. Community Bank of Naples, N.A., located in Collier County, Florida, and Georgia State Bank, located in Cobb County and Paulding County, Georgia, are located in markets that are among the fastest growing in their respective states. Effective January 31, 2001, Alabama National expanded its presence in the greater-Orlando area with the acquisition of Peoples State Bank of Groveland ("Peoples State Bank"). Peoples State Bank serves customers in the communities of Groveland, Leesburg, and Clermont, Florida. The other Banks, First Citizens, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. Each of these three Banks, while experiencing minimal growth due to market growth that has not been significant, typically operates at a high level of profitability. As a result, these Banks tend to produce capital for growth in many of the high growth markets served by the other Banks. Alabama National's strategy is to focus on growth in profitability for these non-metropolitan banks, since market growth has not been as significant.

  Due to continuing consolidation within the banking industry, as well as in the Southeastern United States, Alabama National may in the future seek to combine with other banks or thrifts (or their holding companies) that may be of smaller, equal or greater size than Alabama National. Alabama National currently intends to concentrate on acquisitions of additional banks or thrifts (or their holding companies) which operate in attractive market areas in Alabama, Florida and Georgia. In addition to price and terms, the factors considered by Alabama National in determining the desirability of a business acquisition or combination are financial condition, asset quality, earnings potential, quality of management, market area and competitive environment.

  In addition to expansion through combinations with other banks or thrifts, Alabama National intends to continue to expand where possible through growth of its existing banks in their respective market areas. During 1998, NBC formed a commercial leasing division which currently focuses on machinery and equipment leases to business customers. Also, Alabama National is exploring expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to Alabama National. During 1999, First American Bank acquired Rankin Insurance, Inc., a full service independent property and casualty insurance agency located in Decatur, Alabama. While Alabama National plans to continue its growth as described above, there is no assurance that its efforts will be successful.

Employees

  As of December 31, 2000, Alabama National and the Banks together had approximately 835 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. Alabama National considers its relations with its employees to be good.

Supervision and Regulation

  Alabama National and the Banks are subject to state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Alabama National.

  Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following in December 1991 with the Federal Deposit Insurance Corporation Act ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. The operations of Alabama National and the Banks may be affected by legislative changes and the policies of various regulatory authorities. Alabama National is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

  As a bank holding company, Alabama National is subject to the regulation and supervision of the Federal Reserve. The Banks are subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

  The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Alabama National and the Banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well capitalized" institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

  The Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, investments in or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks' "affiliates" are Alabama National and Alabama National's non-bank subsidiaries.

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

  There are various legal and regulatory limits on the extent to which the Banks may pay dividends or otherwise supply funds to Alabama National. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.

  FDIC regulations require that management report on its responsibility for preparing its institution's financial statements and for establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness.

  The Gramm-Leach-Bliley Act, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

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

  The Gramm-Leach-Bliley Act also establishes a minimum federal standard of financial privacy. In general, the applicable regulations issued by the various federal regulatory agencies prohibit affected financial institutions (including banks, insurance agencies and broker/dealers) from sharing information about their customers with non-affiliated third parties unless (1) the financial institution has first provided a privacy notice to the customer;
(2) the financial institution has given the customer an opportunity to opt out of the disclosure; and (3) the customer has not opted out after being given a reasonable opportunity to do so. Compliance with the notice and other requirements under the regulations is required by July 1, 2001.

  NBC Securities is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.

Executive Officers of the Registrant

  The Executive Officers of Alabama National serve at the pleasure of the Board of Directors. Set forth below are the current Executive Officers of Alabama National and a brief explanation of their principal employment during the last five (5) years.

  John H. Holcomb, III--Age 49--Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of Alabama National since 1996. Mr. Holcomb has been Chief Executive Officer of NBC since 1990.

  Victor E. Nichol, Jr.--Age 54--Vice Chairman. Mr. Nichol has served as Vice Chairman of Alabama National since December 2000. Prior to such time, Mr. Nichol served as President and Chief Operating Officer of Alabama National beginning in 1996. Mr. Nichol has been Executive Vice President of NBC since 1994.

  Dan M. David--Age 55--Vice Chairman. Mr. David has served as Vice Chairman of Alabama National since November 30, 1997 when First American Bancorp merged with and into Alabama National. Mr. David serves as Chairman of First American Bank, a position he has held since 1995. Mr. David served as Chairman and Chief Executive Officer of First American Bank from 1995 through 1997.

  John R. Bragg--Age 39--Executive Vice President. Mr. Bragg has served as Executive Vice President of Alabama National since April 1998 and Executive Vice President of NBC since 1997. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

  Richard Murray, IV--Age 38--President and Chief Operating Officer. Mr. Murray has served as President and Chief Operating Officer of Alabama National since December 2000. Prior to such time, Mr. Murray served as Executive Vice President of Alabama National beginning April 1998 and Executive Vice President of NBC beginning 1997. Mr. Murray served as Senior Vice President of NBC from 1990 until 1997.

  William G. Sanders, Jr.--Age 37--President and Chief Operating Officer of NBC. Mr. Sanders has served as President and Chief Operating Officer of NBC since December 2000. Prior to such time, Mr. Sanders served as Executive Vice President of Alabama National beginning April 1998 and Executive Vice President of NBC beginning 1997. Mr. Sanders served as Senior Vice President of NBC from 1993 until 1997.

  William E. Matthews, V--Age 36--Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of Alabama National and NBC since April 1998. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996.

  Shelly S. Williams--Age 38--Senior Vice President and Controller. Ms. Williams has served as Senior Vice President and Controller of Alabama National and NBC since 2000. Prior to such time, Ms. Williams served as Vice President and Controller of NBC from 1997 through 2000, and as Assistant Vice President and Assistant Controller of NBC from 1996 to 1997.

ITEM 2. PROPERTIES

  Alabama National, through the Banks, currently operates 52 banking offices and one insurance office. Of these offices, Alabama National, through the Banks, owns 42 banking offices without encumbrance and leases an additional 10 banking offices and its one insurance office. Alabama National, through NBC, leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 6 and 9 to the Consolidated Financial Statements of Alabama National and Subsidiaries included in this Annual Report on Form 10-K for additional information regarding Alabama National's premises and equipment.

ITEM 3. LEGAL PROCEEDINGS

  Alabama National, in the normal course of business, is subject to various pending and threatened litigation. Although it is not possible to determine at this point in time, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on Alabama National's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  At March 12, 2001 Alabama National had 1,198 stockholders of record (including shares held in "street" names by nominees who are record holders) and 11,793,160 shares of Alabama National Common Stock outstanding. Alabama National Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ/NMS under the symbol "ALAB."

  The reported sales price range for Alabama National Common Stock and the dividends declared during each calendar quarter of 1999 and 2000 are shown below:

                                                                        Dividends
                                                      High       Low    Declared
                                                     -------     ---    ---------
   1999
   First Quarter....................................  $26 29/32  21 3/4   $.18
   Second Quarter...................................   25 3/8    22 1/2    .18
   Third Quarter....................................   27 1/2    22 5/8    .18
   Fourth Quarter...................................   24 5/8    17 3/4    .18
   2000
   First Quarter....................................   21 3/4    14 1/8    .21
   Second Quarter...................................   20 1/2    17 1/8    .21
   Third Quarter....................................   24 3/4    17 1/8    .21
   Fourth Quarter...................................   23 5/8    18 3/4    .21

  As a bank holding company, Alabama National, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Banks as the source of income to meet its expenses and pay dividends. Under normal circumstances, Alabama Nationals' ability to pay dividends will depend entirely on the ability of the Banks to pay dividends to Alabama National. The Banks are subject to state and federal banking regulations, and the payment of dividends by the Banks is governed by such regulations.

  The last reported sales price of Alabama National Common Stock as reported on the NASDAQ/NMS on March 12, 2001 was $28.00. The prices shown do not reflect retail mark-ups and mark-downs. All share prices have been rounded to the nearest 1/64 of one dollar. The market makers for Alabama National Common Stock as of December 31, 2000, were Raymond James & Associates, Inc., Legg Mason Wood Walker Inc., The Robinson Humphrey Company, LLC, ABN AMRO Securities (USA), Inc., Speer, Leeds & Kellogg, Mayer & Schweitzer, Inc., Keefe, Bruyette & Woods, Inc., Trident Securities, Inc., First Tennessee Securities Corporation, Schwab Capital Markets and Sherwood Securities Corp.

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
            (Amounts in thousands, except ratios and per share data)

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             2000        1999      1998(1)     1997(1)     1996(1)
                          ----------  ----------  ----------  ----------  ----------
Income Statement Data:
Interest income.........  $  161,404  $  125,668  $  115,704  $  104,508  $   93,178
Interest expense........      86,438      59,283      56,555      48,379      42,174
                          ----------  ----------  ----------  ----------  ----------
Net interest income.....      74,966      66,385      59,149      56,129      51,004
Provision for loan
 losses.................       2,003       1,954       1,796       3,421       1,035
                          ----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 loan losses............      72,963      64,431      57,353      52,708      49,969
Net securities gains
 (losses)...............           1         190         174          (2)        (84)
Noninterest income......      32,679      30,367      29,176      20,296      19,214
Noninterest expense.....      70,374      62,455      61,154      52,788      50,175
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      35,269      32,533      25,549      20,214      18,924
Provision for income
 taxes..................      10,851      10,237       8,154       6,086       5,279
                          ----------  ----------  ----------  ----------  ----------
Income before minority
 interest in earnings of
 consolidated
 subsidiary.............      24,418      22,296      17,395      14,128      13,645
Minority interest in
 earnings of
 consolidated
 subsidiary.............          26          25          23          12          14
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $   24,392  $   22,271  $   17,372  $   14,116  $   13,631
                          ==========  ==========  ==========  ==========  ==========
Balance Sheet Data:
Total assets............  $2,235,698  $1,921,884  $1,672,049  $1,495,814  $1,260,635
Earning assets..........   2,026,028   1,716,935   1,493,122   1,313,097   1,149,038
Securities..............     375,312     345,123     324,213     265,102     224,939
Loans held for sale ....       5,226       8,615      19,047       5,291       4,339
Loans, net of unearned
 income.................   1,609,465   1,320,160   1,087,027     961,079     863,968
Allowance for loan
 losses.................      20,867      18,068      16,540      14,844      12,633
Deposits................   1,703,949   1,442,155   1,275,175   1,125,479     988,876
Short-term debt.........      83,439      18,389      21,700      29,087      42,205
Long-term debt..........      83,926     124,005      32,328      16,587      12,939
Stockholders' equity....     162,464     138,255     130,993     116,888     105,204
Weighted Average Shares
 Outstanding--
 Diluted(2).............      11,238      11,273      11,173      10,999      10,490
Per Common Share Data:
Net income--diluted ....  $     2.17  $     1.98  $     1.55  $     1.28  $     1.30
Book value (period
 end)...................       14.70       12.49       11.94       11.02       10.43
Tangible book value
 (period end) ..........       13.40       11.52       11.19       10.20        9.66
Dividends declared .....        0.84        0.72        0.60        0.46        0.28
Performance Ratios:
Return on average assets
 .......................        1.18%       1.26%       1.10%       1.05%       1.17%
Return on average equity
 .......................       16.47       16.28       13.81       12.73       14.22
Net interest margin(3)..        3.98        4.18        4.24        4.62        4.75
Net interest margin
 (taxable
 equivalent)(3).........        4.03        4.25        4.31        4.71        4.83
Asset Quality Ratios:
Allowance for loan
 losses to period end
 loans(4)...............        1.30%       1.37%       1.52%       1.54%       1.46%
Allowance for loan
 losses to period end
 nonperforming
 loans(5)...............      647.84      435.79      340.61      281.14      377.22
Net charge-offs to
 average loans(4) ......        0.04        0.04        0.01        0.13        0.00
Nonperforming assets to
 period end loans and
 foreclosed
 property(4)(5).........        0.29        0.37        0.56        0.73        0.48
Capital and Liquidity
 Ratios:
Average equity to
 average assets.........        7.15%       7.77%       7.95%       8.27%       8.21%
Leverage (4.00% required
 minimum)(6)............        6.80        7.18        7.41        7.75        8.64
Risk-based capital
 Tier 1 (4.00% required
  minimum)(6)...........        8.82        9.38       10.03        9.89       10.91
 Total (8.00% required
  minimum)(6)...........       10.04       10.62       11.28       11.14       12.16
Average loans to average
 deposits...............       93.88       88.96       83.02       85.44       84.08

--------
(1) On December 31, 1998, Community Bank of Naples, N.A. ("Naples") merged with and into a subsidiary of Alabama National (the "Naples Merger"). Pursuant to the terms of the Naples Merger, each share of Naples common stock was converted into 0.53271 shares of Alabama National's common stock. On October 2, 1998, Community Financial Corporation ("CFC") merged with and into Alabama National (the "CFC Merger"). Pursuant to the terms of the CFC Merger, each share of CFC common stock was converted into
    0.351807 shares of Alabama National's common stock. On May 29, 1998, Public Bank Corporation ("PBC") merged with and into Alabama National (the "PBC Merger"). Pursuant to the terms of the PBC Merger, each share of PBC common stock was converted into 0.2353134 shares of Alabama National's common stock. On November 30, 1997, First American Bancorp ("FAB") merged with and into Alabama National (the "FAB Merger"). Pursuant to the terms of the FAB Merger, each share of FAB common stock was converted into
    0.7199 shares of Alabama National's common stock. On September 30, 1996, FIRSTBANC Holding Company, Inc. ("FIRSTBANC") was merged with and into Alabama National, with each share of common stock of FIRSTBANC being converted into 7.12917 shares of Alabama National's common stock. Each of the aforementioned mergers was accounted for as pooling of interests. The historical Five-Year Summary of Selected Financial Data for all periods have been restated to include the results of operations of Naples, CFC, PBC, FAB, and FIRSTBANC from the earliest period presented, except for dividends per common share. (See Note 2 to Alabama National's consolidated financial statements included in this Annual Report).

(2) The weighted average common share and common equivalent shares outstanding are those of Naples, CFC, PBC, FAB, and FIRSTBANC converted into Alabama National common stock and common stock equivalents at the applicable exchange ratios.

(3) Net interest income divided by average earning assets.

(4) Does not include loans held for sale.

(5) Nonperforming loans and nonperforming assets includes loans past due 90 days or more that are still accruing interest. It is Alabama National's policy to place all loans on nonaccrual status when over ninety days past due.

(6) Based upon fully phased-in requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

  The following is a discussion and analysis of the consolidated financial condition of Alabama National and results of operations as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of Alabama National conform with generally accepted accounting principles and with general financial service industry practices.

  The historical consolidated financial statements of Alabama National and the "FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA" derived from the historical consolidated financial statements of Alabama National are set forth elsewhere herein. This discussion should be read in conjunction with those consolidated financial statements and selected consolidated financial data and the other financial information included in this Annual Report.

Selected Bank Financial Data

  Alabama National's success is dependent upon the financial performance of its subsidiary banks (the "Banks"). Alabama National, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 2000 and 1999 for each of the Banks.


                         SELECTED BANK FINANCIAL DATA
                     (Amounts in thousands, except ratios)
                                  (Unaudited)

                                     December 31, 2000
                        ------------------------------------------------------------------------------------------------------
                        National  Alabama             Citizens &  First     First     First             Georgia    Community
                        Bank of   Exchange   Bank of   Peoples   American  Citizens    Gulf    Public    State      Bank of
                        Commerce    Bank    Dadeville Bank, N.A.   Bank     Bank       Bank     Bank      Bank    Naples, N.A.
                        --------  --------  --------- ---------- --------  --------  --------  -------  --------  ------------
Summary of Operations:
 Interest income....... $ 71,622  $ 5,593    $ 5,639   $ 3,400   $ 31,322  $ 6,907   $ 11,706  $ 6,192  $ 13,252    $  8,777
 Interest expense......   42,725    1,936      2,706     2,211     15,802    3,467      5,788    2,634     6,407       4,180
 Net interest income...   28,897    3,657      2,933     1,189     15,520    3,440      5,918    3,558     6,845       4,597
 Provision for loan
  losses...............      425      160         35       110        618      --          95      178        20         362
 Securities gains
  (losses).............      --       --         --        --         --       --         --       --        --          --
 Noninterest income....   19,159      680        597       355      6,142      760      1,711    1,127     1,715         749
 Noninterest expense...   32,775    1,992      1,596     1,291     13,545    1,963      4,568    2,642     4,963       2,367
 Net income............   10,441    1,438      1,321       107      5,223    1,703      1,950    1,165     2,357       1,690
Balance Sheet
 Highlights:
 At Period-End:
   Total assets........ $952,623  $73,719    $71,472   $53,122   $443,982  $92,666   $165,784  $89,664  $179,860    $130,883
   Securities..........  130,204   19,526     14,752    12,407     54,353   36,825     18,075   13,260    51,455      24,375
Loans, net of unearned
   income..............  710,094   40,223     47,637    33,563    338,270   44,934    130,516   62,659   110,624      94,174
   Allowance for loan
    losses.............    9,010      593        556       467      4,799      588      1,519      719     1,313       1,303
   Deposits............  642,227   61,617     56,021    48,862    368,989   78,996    142,667   77,466   137,315      93,593
   Short-term debt.....   16,900    5,000      5,000       --       5,000    4,000      5,000    5,000     5,000       6,000
   Long-term debt......   45,176      --       3,700       --      18,050    2,000      5,000      --     10,000         --
   Stockholders'
    equity.............   74,343    6,303      5,590     4,062     41,184    6,885     11,362    6,546    13,020       8,821
Performance Ratios:
 Return on average
  assets...............     1.12%    1.92%      1.81%     0.23%      1.42%    1.83%      1.31%    1.45%     1.38%       1.42%
 Return on average
  equity...............    15.50    23.59      24.33      2.92      15.76    26.41      19.27    19.63     20.56       22.02
 Net interest margin...     3.35     5.36       4.38      2.83       4.67     4.02       4.37     4.88      4.47        4.49
Capital and Liquidity
 Ratios:
 Average equity to
  average assets.......     7.25     8.13       7.45      7.72       9.02     6.92       6.78     7.41      6.73        6.46
 Leverage (4.00%
  required minimum)....     7.78     7.45       7.89      8.09       7.89     7.39       7.00     7.57      7.16        6.96
 Risk-based capital....
   Tier 1 (4.00%
    required minimum)..     9.79    13.08      11.73     11.42       9.52    13.56       8.88     9.68     10.93       10.16
   Total (8.00%
    required minimum)..    10.97    14.33      12.87     12.67      10.77    14.74      10.07    10.73     12.02       11.41
 Average loans to
  average deposits.....   112.63    65.68      78.30     68.54      93.36    55.38      91.92    80.23     70.88       88.49

                     (Amounts in thousands, except ratios)
                                  (Unaudited)

                                   December 31, 1999
                        ------------------------------------------------------------------------------------------------------
                        National  Alabama             Citizens &  First     First     First             Georgia    Community
                        Bank of   Exchange   Bank of   Peoples   American  Citizens    Gulf    Public    State      Bank of
                        Commerce    Bank    Dadeville Bank, N.A.   Bank     Bank       Bank     Bank      Bank    Naples, N.A.
                        --------  --------  --------- ---------- --------  --------  --------  -------  --------  ------------
Summary of Operations:
 Interest income....... $ 55,306  $ 4,813    $ 5,039   $ 2,772   $ 22,386  $ 6,389   $  9,058  $ 4,475  $ 10,823    $  6,014
 Interest expense......   28,747    1,590      2,155     1,776      9,781    2,891      3,780    1,500     4,760       2,801
 Net interest income...   26,559    3,223      2,884       996     12,605    3,498      5,278    2,975     6,063       3,213
 Provision for loan
  losses...............       25      150        117       166        680       27        353       65        15         356
 Securities gains......      --       --         --          6        --         7          6      --         23         --
 Noninterest income....   18,674      683        644       298      4,518      806      1,624    1,082     1,660         590
 Noninterest expense...   30,287    1,895      1,615     1,100     10,418    2,052      4,080    2,332     4,507       1,739
 Net income............   10,269    1,249      1,267        40      4,232    1,634      1,636    1,021     2,103       1,061

Balance Sheet
 Highlights:
 At Period-End:
   Total assets........ $893,076  $72,162    $70,702   $44,857   $301,440  $92,442   $131,229  $71,444  $160,135    $106,619
   Securities..........  120,638   21,310     16,382    13,892     41,489   39,354     11,988   14,499    40,468      25,006
   Loans, net of
    unearned income....  639,859   41,643     42,636    24,932    226,161   43,489    103,577   45,218    90,039      69,069
   Allowance for loan
    losses.............    8,517      623        500       359      3,318      580      1,448      547     1,213         963
   Deposits............  583,739   60,794     55,914    36,697    240,606   78,967    109,328   60,563   136,702      84,790
   Short-term debt.....    6,199      --         --        --         --       --       2,000      --        --          --
   Long-term debt......   56,000    5,000      8,700       --      23,039    6,000     10,000    5,000     5,000       5,000
   Stockholders'
    equity.............   61,855    5,780      5,196     3,598     27,667    6,198      9,088    5,597    10,693       6,703

Performance Ratios:
 Return on average
  assets...............     1.29%    1.84%      1.86%     0.09%      1.50%    1.83%      1.33%    1.63%     1.46%       1.16%
 Return on average
  equity...............    17.25    19.90      21.26      1.03      16.46    20.66      19.35    18.22     19.88       16.39
 Net interest margin...     3.64     5.28       4.64      2.65       4.94     4.29       4.74     5.30      4.65        4.17

Capital and Liquidiy
 Ratios:
 Average equity to
  average assets.......     7.45     9.26       8.77      9.26       9.09     8.87       6.86     8.97      7.33        7.09
 Leverage (4.00%
  required minimum)....     7.26     7.81       8.25      9.37       8.43     7.16       7.19     8.75      7.37        7.29
 Risk-based capital....
   Tier 1 (4.00%
    required minimum)..     8.84    12.18      12.60     13.58      10.51    13.87       9.30    12.66     11.65       10.73
   Total (8.00%
    required minimum)..    10.01    13.43      13.72     14.77      11.76    15.08      10.55    13.82     12.85       11.98
 Average loans to
  average deposits.....   108.95    62.85      77.01     56.75      90.97    54.38      90.51    67.04     67.92       70.52

Results of Operations

 Year ended December 31, 2000, compared with year ended December 31, 1999

  Alabama National's net income increased by $2.1 million, or 9.5%, to $24.4 million in the year ended December 31, 2000, from $22.3 million for the year ended December 31, 1999. Return on average assets during 2000 was 1.18%, compared with 1.26% during 1999, and return on average equity was 16.47% during 2000, compared with 16.28% during 1999.

  Net interest income increased $8.6 million, or 12.9%, to $75.0 million in 2000 from $66.4 million in 1999, as interest income increased by $35.7 million and interest expense increased $27.2 million. The increase in net interest income is primarily attributable to a $284.6 million increase in average loans to $1.5 billion during 2000, from $1.2 billion in 1999, as a result of management emphasis on loan growth. In general, loans are Alabama National's highest yielding earning asset. The increased interest expense is primarily attributable to an increase in average time deposits of $195.1 million to $807.3 million in 2000, from $612.3 million in 1999 and an increase in the interest rate paid on time deposits of 77 basis points, to 6.01% in 2000, from 5.24% in 1999. Also, average long-term and short-term debt increased a combined $70.5 million to $154.5 million during 2000, from $84.0 million in 1999. The increases in the above liability categories are due to Alabama National's need to fund loan growth. These funding sources generally bear higher interest rates than interest-bearing transaction accounts, resulting in higher interest expense.

  Alabama National's net interest spread and net interest margin were 3.43% and 3.98%, respectively, in 2000, each decreasing by 20 basis points from 1999. These decreases resulted because the rate paid on interest-bearing liabilities increased more rapidly than the yield earned on average loans due to a shift in Alabama National's funding mix. During 2000, loans grew more rapidly than lower cost deposits, causing Alabama National to rely upon more costly funding sources such as Federal Home Loan Bank Advances and brokered certificate of deposits.

  Alabama National recorded a provision for loan losses of $2.0 million during each of 2000 and 1999. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level. Alabama National's allowance for loan losses as a percentage of period-end loans (excluding loans held for sale) was 1.30% at December 31, 2000, compared with 1.37% at December 31, 1999. The allowance for loan losses as a percentage of period-end nonperforming assets was 446.74% at December 31, 2000, compared with 373.85% at December 31, 1999. Alabama National experienced net charge-offs of $604,000 in 2000, equating to a ratio of net charge-offs to average loans of 0.04% compared with net charge-offs of $426,000 in 1999, equating to a ratio of net charge-offs to average loans of 0.04%. See "Provision and Allowance for Loan Losses."

  Noninterest income, including net securities gains and losses, increased $2.1 million, or 6.9%, to $32.7 million in 2000, compared with $30.6 million in 1999. Alabama National experienced revenue decreases in its investment services and mortgage lending divisions of $1.2 million, or 11.5%, to $9.4 million in 2000 from $10.6 million in 1999. The securities brokerage division experienced a revenue increase of $1.7 million, or 46.0%, to $5.4 million in 2000, from $3.7 million in 1999. The commissions generated by the insurance division totaled $2.1 million in 2000 compared to $1.1 million in 1999. The 1999 commission revenue only includes seven months of activity as the division was acquired in May 1999. Fees generated by the trust division increased by $89,000 in 2000, or 4.1%, to $2.3 million. Service charges on deposit accounts increased by $256,000, or 3.4%, to $7.7 million in 2000 from $7.5 million in 1999. Earnings on bank owned life insurance totaled $2.0 million in 2000 compared with $1.5 million in 1999. The increase reflects earnings on a larger bank owned life insurance asset base due to reinvestment of policy earnings and additional investments in bank owned life insurance policies during 2000. Noninterest income for 1999 includes a gain of $819,000 from the curtailment of Alabama National's defined benefit pension plan, a gain of $249,000 from non-recurring sales of assets and a securities gain of $190,000. Excluding these non-recurring items, Alabama National's noninterest income increased $3.4 million, or 11.6%, in 2000 versus 1999. Noninterest expense increased $7.9 million, or 12.7%, to $70.4 million in 2000, compared with $62.5 million during 1999. See "Noninterest Income and Expense."

  Income before the provision for income taxes increased $2.7 million, or 8.4%, to $35.3 million in 2000, from $32.5 million in 1999. Net income totaled $24.4 million in 2000, an increase of $2.1 million, or 9.5%, compared to $22.3 million during 1999.

 Year ended December 31, 1999, compared with year ended December 31, 1998

  Alabama National's net income increased by $4.9 million, or 28.2%, to $22.3 million in the year ended December 31, 1999, from $17.4 million in the year ended December 31, 1998. Return on average assets during 1999 was 1.26%, compared with 1.10% during 1998, and return on average equity was 16.28% during 1999, compared with 13.81% during 1998.

  Net interest income increased $7.3 million, or 12.2%, to $66.4 million in 1999 from $59.1 million in 1998, as interest income increased by $10.0 million and interest expense increased $2.7 million. The increase in net interest income is primarily attributable to a $193.3 million increase in average loans to $1.2 billion during 1999, from $1.0 billion in 1998, as a result of management emphasis on loan growth. In general, loans are Alabama National's highest yielding earning asset. The increased interest expense is primarily attributable to an increase in average time deposits of $71.1 million to $612.3 million in 1999, from $541.1 million in 1998 and an increase in average long-term debt to $58.4 million in 1999, from $30.5 million in 1998, an increase of $27.9 million. The increases are due to Alabama National's need to fund loan growth and these funding sources generally bear higher interest rates than interest-bearing transaction accounts.

  Alabama National's net interest spread and net interest margin were 3.63% and 4.18%, respectively, in 1999, decreasing by 4 and 6 basis points, respectively, from 1998. These slight decreases reflect declining yields on average loans that exceeded the decline in cost of interest-bearing liabilities, attributable to increased competition from banks and other financial institutions.

  Alabama National recorded a provision for loan losses of $2.0 million during 1999 compared with $1.8 million one year ago. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level. Alabama National's allowance for loan losses as a percentage of period-end loans (excluding loans held for sale) was 1.37% at December 31, 1999, compared with 1.52% at December 31, 1998, and the allowance for loan losses as a percentage of period-end nonperforming assets was 373.85% at December 31, 1999, compared with 271.6% at December 31, 1998. Alabama National experienced net charge-offs of $426,000 in 1999 equating to a ratio of net charge-offs to average loans of 0.04% compared with net charge-offs of $100,000 in 1998 equating to a ratio of net charge-offs to average loans of 0.01%. See "Provision and Allowance for Loan Losses."

  Noninterest income, including net securities gains and losses, increased $1.2 million, or 4.1%, to $30.6 million in 1999, compared with $29.4 million in 1998. Alabama National experienced revenue decreases in its investment services and mortgage lending divisions of $2.9 million, or 21.5%, to $10.6 million in 1999 from $13.5 million in 1998. During 1999, the securities brokerage division experienced an increase in revenue of $1.4 million, or 60.7%, to $3.7 million. Service charges on deposit accounts increased by $220,000, or 3.0%, to $7.5 million in 1999 from $7.3 million in 1998. Earnings on bank owned life insurance policies totaled $1.5 million in 1999 compared with $1.2 million, representing an increase of 28.9%. Alabama National's newly acquired insurance division recorded revenue of $1.1 million during 1999. During 1999, Alabama National also recognized a gain of $819,000 on the curtailment of its defined benefit pension plan. Non-recurring sales of assets resulted in gains of $249,000 in 1999 compared to $247,000 in 1998. Noninterest expense increased $1.3 million, or 2.1%, to $62.5 million during 1999, compared with $61.2 million during 1998. See "Noninterest Income and Expense."

  Income before the provision for income taxes increased $7.0 million, or 27.3%, to $32.5 million in 1999, from $25.5 million in 1998. Net income increased $4.9 million during 1999.

Net Interest Income

  The largest component of Alabama National's net income is its net interest income--the difference between the income earned on assets and interest paid on deposits and borrowed funds used to support its assets. Net interest income is determined by the yield earned on Alabama National's earning assets and rates paid on its interest-bearing liabilities, the relative amounts of earning assets and interest-bearing liabilities and the maturity and repricing characteristics of its earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents the Alabama National's net interest margin.

 Average Balances, Income, Expenses and Rates

  The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balances of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                      Year ended December 31,
                          ----------------------------------------------------------------------------------
                                     2000                        1999                       1998
                          --------------------------- --------------------------- --------------------------
                           Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/ Yield/
                           Balance    Expense   Rate   Balance    Expense   Rate   Balance    Expense  Rate
                          ----------  -------- ------ ----------  -------- ------ ----------  ------- ------
        ASSETS:
        -------
Earning assets:
 Loans(1)(3)............  $1,485,628  $134,974  9.09% $1,201,041  $102,549  8.54% $1,007,695  $92,343  9.16%
 Securities:
 Taxable................     324,319    22,306  6.88     297,843    18,834  6.32     273,782   17,213  6.29
 Tax exempt.............      29,911     2,245  7.51      33,173     2,458  7.41      33,182    2,510  7.56
 Cash balances in other
  banks.................       3,781       214  5.66       1,830       110  6.01       2,019      106  5.25
 Funds sold.............      39,613     2,522  6.37      46,647     2,406  5.16      75,039    4,256  5.67
 Trading account
  securities............       1,795       124  6.91       6,669       356  5.34       4,352      264  6.07
                          ----------  --------        ----------  --------        ----------  -------
   Total earning
    assets(2)...........   1,885,047   162,385  8.61   1,587,203   126,713  7.98   1,396,069  116,692  8.36
                          ----------  --------        ----------  --------        ----------  -------
Cash and due from
 banks..................      69,992                      65,474                      56,529
Premises and equipment..      46,955                      42,041                      37,404
Other assets............      89,568                      84,244                     108,715
Allowance for loan
 losses.................     (19,577)                    (17,323)                    (15,608)
                          ----------                  ----------                  ----------
   Total assets.........  $2,071,985                  $1,761,639                  $1,583,109
                          ==========                  ==========                  ==========
      LIABILITIES:
      ------------
Interest-bearing
 liabilities:
 Interest-bearing
  transaction accounts..  $  250,594     8,270  3.30  $  197,811     4,860  2.46  $  167,034    4,271  2.56
 Savings and money
  market deposits.......     301,003    10,814  3.59     321,791    10,668  3.32     313,254   11,678  3.73
 Time deposits..........     807,324    48,510  6.01     612,263    32,061  5.24     541,142   30,466  5.63
 Funds purchased........     153,950     9,226  5.99     146,111     7,258  4.97     127,856    6,807  5.32
 Other short-term
  borrowings............      57,354     4,024  7.02      25,539     1,407  5.51      26,323    1,613  6.13
 Long-term debt.........      97,162     5,594  5.76      58,445     3,029  5.18      30,548    1,720  5.63
                          ----------  --------        ----------  --------        ----------  -------
   Total interest-
    bearing
    liabilities.........   1,667,387    86,438  5.18   1,361,960    59,283  4.35   1,206,157   56,555  4.69
                          ----------  --------        ----------  --------        ----------  -------
 Demand deposits........     223,620                     218,263                     192,427
 Accrued interest and
  other liabilities.....      32,886                      44,609                      58,696
 Stockholders' equity...     148,092                     136,807                     125,829
                          ----------                  ----------                  ----------
Total liabilities and
 stockholders' equity...  $2,071,985                  $1,761,639                  $1,583,109
                          ==========                  ==========                  ==========
Net interest spread.....                        3.43%                       3.63%                      3.67%
                                                ====                        ====                       ====
Net interest
 income/margin on a
 taxable equivalent
 basis..................                75,947  4.03%               67,430  4.25%              60,137  4.31%
                                                ====                        ====                       ====
Tax equivalent
 adjustment(2)..........                   981                       1,045                        988
                                      --------                    --------                    -------
Net interest
 income/margin..........              $ 74,966  3.98%             $ 66,385  4.18%             $59,149  4.24%
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

(3)  Fees in the amount of $3,247,000, $3,002,000, and $3,273,000 are included in interest and fees on loans for 2000, 1999, and 1998, respectively.

  During 2000, Alabama National experienced an increase in net interest income of $8.6 million, or 12.9%, to $75.0 million, compared with $66.4 million in 1999. Net interest income increased despite a decrease in the net interest spread of 20 basis points to 3.43% in 2000 from 3.63% in 1999, and a decrease in the net interest margin of 20 basis points to 3.98% in 2000, compared with 4.18% in 1999. Because the relative yield on loans exceeds that of all other earnings assets, the primary reason for the increased net interest income was a 23.7% increase in average loan volume. The decline in net interest spread and net interest margin resulted because the rate paid on interest-bearing liabilities increased more rapidly than the yield earned on average loans, due to Alabama National's reliance on more costly funding sources. Alabama National's average liabilities in 2000 included more interest bearing liabilities than in 1999. During 2000, net average earning assets increased by $297.8 million, or 18.8%, to $1.89 billion from $1.59 billion in 1999. The major components of this increase included average loans, which increased $284.6 million, or 23.7%, to $1.49 billion in 2000 from $1.20 billion in 1999, and securities, which increased $23.2 million, or 7.0%, to $354.2 million in 2000 from $331.0 million in 1999.

 Analysis of Changes in Net Interest Income

  The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2000 and 1999. For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                              December 31,
                          --------------------------------------------------------
                            2000 Compared to 1999        1999 Compared to 1998
                               Variance Due to              Variance Due to
                          ---------------------------  ---------------------------
                          Volume   Yield/Rate  Total   Volume   Yield/Rate  Total
                          -------  ---------- -------  -------  ---------- -------
Earning assets:
Loans...................  $25,495   $ 6,930   $32,425  $16,782   $(6,576)  $10,206
Securities:
  Taxable...............    1,739     1,733     3,472    1,538        83     1,621
  Tax exempt............     (246)       33      (213)      (1)      (51)      (52)
Cash balances in other
 banks..................      111        (7)      104      (10)       14         4
Funds sold..............     (396)      512       116   (1,494)     (356)   (1,850)
Trading account
 securities.............     (315)       83      (232)     127       (35)       92
                          -------   -------   -------  -------   -------   -------
   Total interest
    income..............   26,388     9,284    35,672   16,942    (6,921)   10,021
Interest-bearing
 liabilities:
Interest-bearing
 transaction accounts...    1,496     1,914     3,410      762      (173)      589
Savings and money market
 deposits...............     (705)      851       146      309    (1,319)   (1,010)
Time deposits...........   11,257     5,192    16,449    3,808    (2,213)    1,595
Funds purchased.........      408     1,560     1,968      921      (470)      451
Other short-term
 borrowings.............    2,145       472     2,617      (47)     (159)     (206)
Long-term debt..........    2,194       371     2,565    1,456      (147)    1,309
                          -------   -------   -------  -------   -------   -------
   Total interest
    expense.............   16,795    10,360    27,155    7,209    (4,481)    2,728
                          -------   -------   -------  -------   -------   -------
   Net interest income
    on a taxable
    equivalent basis....  $ 9,593   $(1,076)    8,517  $ 9,733   $(2,440)    7,293
                          =======   =======            =======   =======
Taxable equivalent
 adjustment.............                           64                          (57)
                                              -------                      -------
Net interest income.....                      $ 8,581                      $ 7,236
                                              =======                      =======

Interest Sensitivity and Market Risk

 Interest Sensitivity

  Alabama National monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by Alabama National is simulation analysis, which technique is augmented by "gap" analysis.

  In simulation analysis, Alabama National reviews each individual asset and liability category and their projected behavior in various different interest rate environments. These projected behaviors are based upon management's past experiences and upon current competitive environments, including the various environments in the different markets in which Alabama National competes. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output a projection of net interest income. Alabama National also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models. See "--Market Risk."

  Another technique used by Alabama National in interest rate management is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.

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

  The following table illustrates Alabama National's interest rate sensitivity at December 31, 2000, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                               December 31, 2000
                         -------------------------------------------------------------------
                                   After One  After Three
                          Within    Through     Through                 Greater
                           One       Three      Twelve     Within One   Than One
                          Month     Months      Months        Year        Year      Total
                         --------  ---------  -----------  ----------   --------  ----------
        ASSETS:
        -------

Earning assets:
  Loans(1).............. $605,320  $128,988    $ 247,982   $  982,290   $629,180  $1,611,470
  Securities(2).........   20,289    18,524       53,276       92,089    272,965     365,054
  Trading securities....      577       --           --           577        --          577
  Interest-bearing
   deposits in other
   banks................    7,630       --           --         7,630        --        7,630
  Funds sold............   27,818       --           --        27,818        --       27,818
                         --------  --------    ---------   ----------   --------  ----------
    Total interest-
     earning assets..... $661,634  $147,512    $ 301,258   $1,110,404   $902,145  $2,012,549
      LIABILITIES:
      ------------

Interest-bearing
 liabilities:
  Interest-bearing
   deposits:
    Demand deposits..... $ 81,404  $    --     $  10,770   $   92,174   $193,301  $  285,475
    Savings and money
     market deposits....   83,156       --         3,718       86,874    203,476     290,350
    Time deposits(3)....  124,493   150,431      520,806      795,730    105,501     901,231
  Funds purchased.......  143,663    10,121       11,333      165,117        --      165,117
  Short-term
   borrowings(4)........   75,439     6,000        2,000       83,439        --       83,439
  Long-term debt........   35,001     3,703       25,064       63,768     20,158      83,926
                         --------  --------    ---------   ----------   --------  ----------
    Total interest-
     bearing
     liabilities........ $543,156  $170,255    $ 573,691   $1,287,102   $522,436  $1,809,538
                         --------  --------    ---------   ----------   --------  ----------
Period gap.............. $118,478  $(22,743)   $(272,433)  $ (176,698)  $379,709
                         ========  ========    =========   ==========   ========
Cumulative gap.......... $118,478  $ 95,735    $(176,698)  $ (176,698)  $203,011  $  203,011
                         ========  ========    =========   ==========   ========  ==========
Ratio of cumulative gap
 to total earning
 assets.................     5.89%     4.76%       (8.78)%      (8.78)%    10.09%

--------
(1)  Excludes nonaccrual loans of $3,221,000.
(2)  Excludes investment equity securities with a market value of $10,258,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $900,000.

  Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market interest rates when it is liability sensitive. Alabama National is liability sensitive throughout one year after three months. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

  With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At December 31, 2000, mortgage backed securities with a carrying value totaling $219.9 million, or 9.8% of total assets and essentially every underlying loan, net of unearned income, (totaling
$1.61 billion, or 72.0% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

  Deposits totaled $1.70 billion, or 76.2% of total assets, at December 31, 2000. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

  The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results of the future impact of market risk on Alabama National's net interest margin, may differ from that found in the table.

                                  MARKET RISK
                            (Amounts in thousands)

                           Year ended December 31, 2000          Year ended December 31, 1999
  Change in              ---------------------------------     ---------------------------------
  Prevailing              Net Interest       Change from        Net Interest       Change from
Interest Rates           Income Amount      Income Amount      Income Amount      Income Amount
--------------           ---------------    --------------     ---------------    --------------
+200 basis points.......    $85,314              4.41%            $74,125              1.49%
+100 basis points.......     83,862              2.63              73,490              0.62
0 basis points..........     81,709               --               73,037               --
-100 basis points.......     79,131             (3.15)             71,591             (1.98)
-200 basis points.......     77,348             (5.34)             69,424             (4.95)

Provision and Allowance for Loan Losses

  Alabama National has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a monthly basis, management reviews the appropriate level for the allowance for loan losses. This review and analysis is based on the results of the internal monitoring and reporting system, analysis of economic conditions in its markets and a review of historical statistical data, current trends regarding the volume and severity of past due and problem loans and leases, the existence and effect of concentrations of credit, and changes in national and local economic conditions for both Alabama National and other financial institutions. Management also considers in its evaluation of the adequacy of the allowance for loan losses the results of regulatory examinations conducted for each Bank, including evaluation of Alabama National's policies and procedures and findings from Alabama National's independent loan review department.

  The provision for loan losses increased by $49,000, or 2.5%, to $2.0 million in 2000 from $1.95 million in 1999. The growth in loans exceeded the growth in loan loss provision, primarily due to Alabama National's assessment of allowance for loan losses adequacy, low charge-off experience and low nonperforming asset levels. Management believes the allowance for loan losses, at its current level, adequately covers Alabama National's exposure to loan losses.

  Management's periodic evaluation of the adequacy of the allowance for loan losses is based on Alabama National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future Alabama National's regulators or its economic environment will not require further increases in the allowance.

  Additions to the allowance for loan losses, which are expensed as the provision for loan losses on Alabama National's income statement, are made periodically to maintain the allowance for loan losses at an appropriate level as determined by management. Loan losses and recoveries are charged or credited directly to the allowance for loan losses.

  The following table presents the information associated with Alabama National's allowance and provision for loan losses for the dates indicated.

                           ALLOWANCE FOR LOAN LOSSES
                   (Amounts in thousands, except percentages)

                                      Year ended December 31,
                         ------------------------------------------------------
                            2000        1999        1998       1997      1996
                         ----------  ----------  ----------  --------  --------
Total loans outstanding
 at end of period, net
 of unearned income(1).. $1,609,465  $1,320,160  $1,087,027  $961,079  $863,968
                         ==========  ==========  ==========  ========  ========
Average amount of loans
 outstanding, net of
 unearned income(1)..... $1,478,448  $1,190,111  $1,003,366  $900,644  $794,105
                         ==========  ==========  ==========  ========  ========
Allowance for loan
 losses at beginning of
 period................. $   18,068  $   16,540  $   14,844  $ 12,633  $ 11,621
Charge-offs:
  Commercial, financial
   and agricultural.....        374         211         418       516       809
  Real estate--
   mortgage.............        137         392         200       531       160
  Consumer..............        850         674       1,246     1,880     1,027
                         ----------  ----------  ----------  --------  --------
    Total charge-offs...      1,361       1,277       1,864     2,927     1,996
                         ----------  ----------  ----------  --------  --------
Recoveries:
  Commercial, financial
   and agricultural.....        161         188       1,012     1,068     1,525
  Real estate--
   mortgage.............        218         348         296       200       152
  Consumer..............        378         315         456       449       296
                         ----------  ----------  ----------  --------  --------
    Total recoveries....        757         851       1,764     1,717     1,973
                         ----------  ----------  ----------  --------  --------
    Net charge-offs.....        604         426         100     1,210        23
Provision for loan
 losses.................      2,003       1,954       1,796     3,421     1,035
Changes incidental to
 acquisitions...........      1,400         --          --        --        --
                         ----------  ----------  ----------  --------  --------
Allowance for loan
 losses at period-end... $   20,867  $   18,068  $   16,540  $ 14,844  $ 12,633
                         ==========  ==========  ==========  ========  ========
Allowance for loan
 losses to period-end
 loans(1)...............       1.30%       1.37%       1.52%     1.54%     1.46%
Net charge-offs to
 average loans(1).......       0.04        0.04        0.01      0.13      0.00

--------
(1) Does not include loans held for sale.

 Allocation of Allowance

  There is no formal allocation of the allowance for loan losses by loan category.

 Nonperforming Assets

  The following table presents Alabama National's nonperforming assets for the dates indicated.

                              NONPERFORMING ASSET
                  (Amounts in thousands, except percentages)

                                               At December 31,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
Nonaccrual loans.................  $ 3,221  $ 4,141  $ 4,357  $ 4,228  $ 2,735
Restructured loans...............      --         5      499    1,052      605
Loans past due 90 days or more
 and still accruing..............      --       --       --       --         9
                                   -------  -------  -------  -------  -------
  Total nonperforming loans......    3,221    4,146    4,856    5,280    3,349
Other real estate owned..........    1,450      687    1,234    1,756      842
                                   -------  -------  -------  -------  -------
  Total nonperforming assets.....  $ 4,671  $ 4,833  $ 6,090  $ 7,036  $ 4,191
                                   =======  =======  =======  =======  =======
Allowance for loan losses to
 period-end loans(1).............     1.30%    1.37%    1.52%    1.54%    1.46%
Allowance for loan losses to
 period-end nonperforming loans..   647.84   435.79   340.61   281.14   377.22
Allowance for loan losses to
 period-end nonperforming
 assets..........................   446.74   373.85   271.59   210.97   301.43
Net charge-offs to average loans
 (1) ............................     0.04     0.04     0.01     0.13     0.00
Nonperforming assets to period-
 end loans and foreclosed
 property(1).....................     0.29     0.37     0.56     0.73     0.48
Nonperforming loans to period-end
 loans(1)........................     0.20     0.31     0.45     0.55     0.39

--------
(1) Does not include loans held for sale.

  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. It is Alabama National's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses. During the years ending December 31, 2000, 1999 and 1998, approximately $451,000, $392,000, and $384,000, respectively, in additional interest income would have been recognized in earnings if Alabama National's nonaccrual loans had been current in accordance with their original terms.

  Total nonperforming assets decreased $162,000 to $4.7 million at December 3l, 2000, from $4.8 million at December 31, 1999. The allowance for loan losses to period-end nonperforming assets was 446.74% at December 31, 2000, compared with 373.85% at December 31, 1999. This ratio will generally fluctuate from period to period depending upon nonperforming asset levels at period end. Total nonperforming loans decreased $925,000 during 2000, to $3.2 million and other real estate owned increased $763,000, to $1.5 million at December 31, 2000.

 Potential Problem Loans

  A potential problem loan is one that management has concerns as to the borrower's future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that Alabama National's interests are protected. At December 31, 2000, Alabama National had certain loans considered by management to be potential problem loans totaling $24.8 million as compared with $21.2 million at December 31, 1999. Alabama National believes early identification of potential problem loans is an important factor in its ability to successfully collect such loans. As such, it encourages early identification of potential problems loans both with its loan officers and loan review staff. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

 Noninterest income

  The Company relies on six distinct product lines for the production of recurring noninterest income: traditional retail and commercial banking, mortgage banking, trust services, investment services, securities brokerage services and insurance services. Combined fees associated with these product lines totaled $26.9 million in 2000, compared with $25.1 million in 1999, an increase of $1.9 million, or 7.4%.

  The following table sets forth, for the periods indicated, the principal components of noninterest income.

                              NONINTEREST INCOME
                            (Amounts in thousands)

                                                       Year ended December 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
Service charges on deposit accounts................... $ 7,735  $ 7,479 $ 7,259
Investment services income............................   5,867    6,624   9,230
Securities brokerage income...........................   5,413    3,707   2,307
Trust fees............................................   2,279    2,190   2,101
Origination and sale of mortgage loans................   3,531    3,993   4,303
Gain (loss) on disposal of assets and deposits........     (19)     249     247
Securities gains......................................       1      190     174
Bank owned life insurance.............................   2,034    1,504   1,167
Insurance commissions.................................   2,099    1,068     --
Gain on pension curtailment...........................     --       819     --
Other.................................................   3,740    2,734   2,562
                                                       -------  ------- -------
  Total noninterest income............................ $32,680  $30,557 $29,350
                                                       =======  ======= =======

 Noninterest Expense

  The following table sets forth, for the periods indicated, the principal components of noninterest expense.

                              NONINTEREST EXPENSE
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
Salaries and employee benefits......................... $42,531 $37,452 $36,021
Net occupancy expense..................................   8,232   7,265   6,724
Amortization of goodwill...............................     501     387     302
Advertising............................................   1,004   1,028     976
Banking assessments....................................     616     482     473
Data processing expenses...............................   1,291   1,442   2,435
Legal and professional fees............................   2,286   2,911   3,609
Net non-credit losses..................................     130     206     129
Other..................................................  13,783  11,282  10,485
                                                        ------- ------- -------
  Total noninterest expense............................ $70,374 $62,455 $61,154
                                                        ======= ======= =======

  Noninterest expense increased $7.9 million, or 12.7%, to $70.4 million in 2000, from $62.5 million in 1999. Salaries and employee benefits increased $5.1 million, or 13.6%, in 2000. This increase reflects Alabama National's general growth in employment concurrent with its expansion of offices and business lines, its asset and revenue growth as well as salary increases reflecting employee performance, job duties, and competitive employment market conditions. Net occupancy expense increased $967,000, or 13.3%, in 2000. This increase is attributable the opening of three banking branches and the acquisition of two banking branches during 2000 and a full year of occupancy expenses associated with the insurance division.

 Investment Services

  The following table sets forth, for the periods indicated, the summary of operations for the investment services division of Alabama National:

                         INVESTMENT SERVICES DIVISION
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
Investment services revenue............................ $ 5,867 $ 6,624 $ 9,230
Expenses and allocated charges.........................   5,377   5,957   7,557
                                                        ------- ------- -------
  Net investment services revenue...................... $   490 $   667 $ 1,673
                                                        ======= ======= =======

  National Bank of Commerce of Birmingham operates an investment department devoted primarily to handling correspondent banks' investment needs. Investment services revenue consists primarily of commission income from the sale of fixed income securities to correspondent banks. A small portion of investment services revenue is generated from fee based services including asset/liability consulting, bond accounting and security safekeeping. Investment services revenue decreased $757,000, or 11.4%, to $5.9 million in 2000 from $6.6 million in 1999. The rising interest rate environment in early 2000 combined with strong loan demand in the economy reduced investors' demand for fixed income securities. Investment services revenue decreased $2.6 million, or 28.2%, to $6.6 million in 1999 from $9.2 million in 1998. The rising interest rate environment in 1999 combined with high loan demand and the need for greater liquidity associated with Year 2000 resulted in reduced demand for fixed income securities. These results include certain income and expense items that are allocated by management to the investment services areas of Alabama National.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Securities Brokerage Division

  The following table sets forth, for the periods indicated, the summary of operations for the securities brokerage division of Alabama National:

                         SECURITIES BROKERAGE DIVISION
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
Securities brokerage revenue........................... $ 5,413 $ 3,707 $ 2,307
Interest income........................................   3,700   2,053   1,497
                                                        ------- ------- -------
  Total securities brokerage revenue...................   9,113   5,760   3,804
Interest expense.......................................   1,805     955     401
Expenses and allocated charges.........................   6,271   4,281   2,943
                                                        ------- ------- -------
  Net securities brokerage revenue..................... $ 1,037 $   524 $   460
                                                        ======= ======= =======

  National Bank of Commerce of Birmingham has a wholly owned subsidiary, NBC Securities, Inc. (NBC Securities), that is a full service licensed broker-dealer. Securities brokerage revenue consists primarily of commission income generated from the sale of equity securities to individual and corporate customers and from fees paid for investment management consulting work performed for clients. NBC Securities also recognizes interest income from margin loans. Securities brokerage revenue increased $1.7 million, or 46.0%, to $5.4 million in 2000 from $3.7 million in 1999. The increase is due to favorable market conditions in early 2000, additional investment advisors and customer assets in custody or under management, and general expansion of securities brokerage services to other subsidiaries of Alabama National. Interest income increased to $3.7 million in 2000, from $2.1 million in 1999 due to increased volume of margin loans. During 1999, total securities brokerage revenue increased $2.0 million, or 51.4%, to $5.8 million, from $3.8 million in 1998, primarily as a result of favorable market conditions. These results include certain income and expense items allocated by management to NBC Securities.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Trust Division

  The following table sets forth, for the periods indicated, the summary of operations for the trust division of Alabama National:

                                TRUST DIVISION
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
Trust division income.................................. $ 2,279 $ 2,190 $ 2,101
Expenses and allocated charges.........................   1,308   1,149   1,169
                                                        ------- ------- -------
  Net trust division revenue........................... $   971 $ 1,041 $   932
                                                        ======= ======= =======

  Trust division income increased $89,000, or 4.1%, to $2.3 million in 2000 from $2.2 million in 1999 due to new customer relationships and growth of existing assets managed. Because most fees in trust are based upon assets under management or custody, conditions in equity and fixed income markets have an impact on trust revenues. Trust asset values, and thus trust revenues, were negatively impacted in 2000 by the negative effect of interest rate movements on fixed income portfolios throughout much of the year and by equity market declines. Similar conditions resulted in a 4.2% increase in trust department fees to $2.2 million in 1999 from $2.1 million in 1998.

  Trust division expenses and allocated charges increased $159,000, or 13.8%, in 2000 versus 1999, from $1.1 million to $1.3 million. These results include certain income and expense items that are allocated by management to the trust services area of Alabama National.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Mortgage Lending Division

  The following table sets forth, for the periods indicated, the summary of operations for the mortgage lending division of Alabama National:

                           MORTGAGE LENDING DIVISION
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
Origination and sale of mortgage loans(1).............. $ 3,866 $ 4,240 $ 4,405
Interest income........................................     424     527     649
                                                        ------- ------- -------
  Total revenue........................................   4,290   4,767   5,054
Expenses and allocated charges.........................   3,061   3,391   3,061
                                                        ------- ------- -------
  Net mortgage lending division revenue................ $ 1,229 $ 1,376 $ 1,993
                                                        ======= ======= =======

--------
(1) Includes intercompany income allocated to mortgage lending division totaling $335,000, $247,000 and $102,000 at December 31, 2000, 1999 and
    1998, respectively.

  Fees charged in connection with the origination and resale of mortgage loans decreased $374,000, or 8.8%, to $3.9 million in 2000 from $4.2 million in 1999, due primarily to changing market conditions. As interest rates remained high in early 2000, mortgage origination volume declined. The expenses and allocated charges decreased by $330,000 to $3.1 million in 2000 from $3.4 million in 1999. The decrease was due to less mortgage origination volume. Fees charged in connection with the origination and resale of mortgage loans totaled $4.2 million in 1999 and $4.4 million in 1998, a decrease of $165,000, resulting from a rising interest rate environment during 1999. The expenses and allocated charges increased by $330,000 to $3.4 million in 1999 from $3.1 million in 1998. The rise in expenses was largely due to expansion of the mortgage lending business into four new markets and the increased level of expenses associated with such expansion. These results include certain income and expense items that are allocated by management to the mortgage lending area of Alabama National.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Insurance Services Division

  The following table sets forth, for the periods indicated, a summary of operations for the insurance services division of Alabama National:

                          INSURANCE SERVICES DIVISION
                            (Amounts in thousands)

                                                      Year ended December 31,
                                                     ---------------------------
                                                      2000    1999(1)   1998(1)
                                                     -------- --------  --------
Commission income................................... $  2,099 $  1,068   $  --
Other income........................................       23       16      --
                                                     -------- --------   ------
  Total revenue.....................................    2,122    1,084      --
Expenses and allocated charges......................    1,851      884      --
                                                     -------- --------   ------
  Net insurance division revenue.................... $    271 $    200   $  --
                                                     ======== ========   ======

--------
(1) The insurance division was acquired in May 1999.

  Alabama National purchased an existing insurance company in May of 1999, thus the operating results for 2000 are the first full year of activity for this division. These results include certain income and expense items that are allocated by management to the insurance services division of Alabama National.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

Earning Assets

 Loans

  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.49 billion in 2000 compared to $1.20 billion in 1999, an increase of $284.6 million, or 23.7%. At December 31, 2000, total loans, net of unearned income, were $1.61 billion compared to $1.32 billion at the end of 1999, an increase of $289.3 million, or 21.9%.

  The growth in Alabama National's loan portfolio is attributable to Alabama National's ability to attract new customers while maintaining consistent underwriting standards and general economic conditions that resulted in increased loan demand from existing customers. The following table details the composition of the loan portfolio by category at the dates indicated.

                         COMPOSITION OF LOAN PORTFOLIO
                  (Amounts in thousands, except percentages)

                                                                 December 31,
                          ---------------------------------------------------------------------------------------------------
                                 2000                 1999                 1998                1997               1996
                          -------------------  -------------------  -------------------  -----------------  -----------------
                                      Percent              Percent              Percent            Percent            Percent
                                        of                   of                   of                 of                 of
                            Amount     Total     Amount     Total     Amount     Total    Amount    Total    Amount    Total
                          ----------  -------  ----------  -------  ----------  -------  --------  -------  --------  -------
Commercial and
 financial..............  $  259,821   16.13%  $  257,047   19.45%  $  257,409   23.65%  $208,666   21.66%  $203,616   23.45%
Real estate:
 Construction...........     178,454   11.08      148,228   11.22       74,024    6.80     72,166    7.49     62,628    7.21
 Mortgage--residential..     451,673   28.05      358,400   27.13      291,644   26.80    289,395   30.05    262,320   30.20
 Mortgage--commercial...     464,994   28.87      369,158   27.94      291,437   26.78    253,338   26.30    206,393   23.76
 Mortgage--other........       3,360     .21        3,111     .24        2,215     .20      2,299     .24      3,627     .42
Consumer................      75,970    4.72       73,388    5.55       77,187    7.09     89,971    9.34     94,888   10.93
Lease financing
 receivables............      58,668    3.64       22,046    1.67        9,109     .84        --      --         --      --
Securities brokerage
 margin loans...........      29,901    1.86       22,551    1.71       30,025    2.76        --      --         --      --
Other...................      87,599    5.44       67,316    5.09       55,375    5.08     47,346    4.92     35,005    4.03
                          ----------  ------   ----------  ------   ----------  ------   --------  ------   --------  ------
 Total gross loans......   1,610,440  100.00%   1,321,245  100.00%   1,088,425  100.00%   963,181  100.00%   868,477  100.00%
                                      ======               ======               ======             ======             ======
Unearned income.........        (975)              (1,085)              (1,398)            (2,102)            (4,509)
                          ----------           ----------           ----------           --------           --------
 Total loans, net of
  unearned income(1)....   1,609,465            1,320,160            1,087,027            961,079            863,968
Allowance for loan
 losses.................     (20,867)             (18,068)             (16,540)           (14,844)           (12,633)
                          ----------           ----------           ----------           --------           --------
 Total net loans(1).....  $1,588,598           $1,302,092           $1,070,487           $946,235           $851,335
                          ==========           ==========           ==========           ========           ========

--------
(1) Does not include loans held for sale.

  In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in Alabama National's market areas, and for Alabama National in particular, to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

  The principal component of Alabama National's loan portfolio is real estate mortgage loans. At year-end 2000, this category totaled $1.1 billion and represented 68.2% of the total loan portfolio, compared to $878.9 million, or 66.5%, of the total loan portfolio, at year-end 1999.

  Residential mortgage loans increased $93.3 million, or 26.0%, to $451.7 million at December 31, 2000, compared with $358.4 million at December 31, 1999. Commercial mortgage loans increased $95.8 million, or 26.0%, to $465.0 million at December 31, 2000. Increases in both of these categories of loans are primarily the result of Alabama National's expertise in and appetite for these commercial and residential real estate loans. In addition, the general economic conditions in Alabama National's markets, which generate such lending opportunities, are partially responsible for this growth.

  Real estate construction loans increased $30.2 million, or 20.4%, to $178.5 million at December 31, 2000, compared with $148.2 million at December 31, 1999. Alabama National's focus on the home construction market and strong construction activity in markets it serves caused this increase.

  Consumer loans increased $2.6 million, or 3.5%, during 2000 to $76.0 million from $73.4 million in 1999. Lease financing receivables increased $36.6 million, or 166.1%, during 2000 to $58.7 million from $22.0 million as a result of a successful marketing efforts and business development efforts of individuals in this area. Alabama National engages in no foreign lending operations.

  The repayment of loans is a source of additional liquidity for Alabama National. The following table sets forth Alabama National's loans maturing within specific intervals at December 31, 2000.

          LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES
                            (Amounts in thousands)

                                                December 31, 2000
                                    ------------------------------------------
                                             Over one year
                                    One year through five  Over five
                                    or less      years       years     Total
                                    -------- ------------- --------- ---------
Commercial, financial and
 agricultural...................... $165,249   $ 83,064    $ 11,508  $ 259,821
Real estate--construction..........  132,317     24,871      21,266    178,454
Real estate--residential...........   62,974    134,048     254,651    451,673
Real estate--commercial............   93,992    237,100     133,902    464,994
Consumer...........................   25,191     44,203       6,576     75,970

                                                         Predetermined Floating
                                                             Rates      Rates
                                                         ------------- --------
    Maturing after one year but within five years.......   $433,374    $ 89,914
    Maturing after five years...........................    107,231     320,670
                                                           --------    --------
                                                           $540,605    $410,584
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

 Securities

  Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of Alabama National's earning assets. Securities averaged $354.2 million during 2000, compared with $331.0 million during 1999, an increase of $23.2 million, or 7.0%. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities. At December 31, 2000, the securities portfolio totaled $375.3 million, including securities held to maturity with an amortized cost of $60.8 million and securities available for sale with a market value of $314.6 million.

  The following tables set forth the carrying value of securities held by Alabama National at the dates indicated.

                             INVESTMENT SECURITIES
                            (Amounts in thousands)

                                                         December 31,
                                                -------------------------------
                                                     2000            1999
                                                --------------- ---------------
                                                 Cost   Market   Cost   Market
                                                ------- ------- ------- -------
U.S. Treasury securities....................... $   --  $   --  $   --  $   --
U.S. Government Agencies.......................   3,263   3,263     279     279
State and political subdivisions...............   7,652   7,791   8,942   9,064
Mortgage backed securities.....................  49,847  50,431  10,395  10,395
                                                ------- ------- ------- -------
    Total ..................................... $60,762 $61,485 $19,616 $19,738
                                                ======= ======= ======= =======

                         AVAILABLE FOR SALE SECURITIES
                            (Amounts in thousands)

                                                       December 31,
                                            -----------------------------------
                                                  2000              1999
                                            ----------------- -----------------
                                              Cost    Market    Cost    Market
                                            -------- -------- -------- --------
U.S. Treasury securities................... $  4,578 $  4,586 $  4,574 $  4,561
U.S. Government Agencies...................  106,960  106,869   94,593   91,159
State and political subdivisions...........   22,583   22,808   24,909   24,543
Mortgage backed securities.................  171,490  170,029  202,646  196,575
Other......................................   10,334   10,258    8,675    8,669
                                            -------- -------- -------- --------
    Total ................................. $315,945 $314,550 $335,397 $325,507
                                            ======== ======== ======== ========

  The following tables show the scheduled maturity and average yields of securities owned by Alabama National at December 31, 2000.

            INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                      December 31, 2000
                         -------------------------------------------------------------------------------
                                         After one but   After five but
                           Within one        Within        Within ten      After ten          Other
                              year         five years        years           years         securities
                         --------------  --------------  --------------  --------------  ---------------
                         Amount Yield(1) Amount Yield(1) Amount Yield(1) Amount Yield(1) Amount  Yield(1)
                         ------ -------  ------ -------  ------ -------  ------ -------  ------- -------
U.S. Treasury
 securities.............  $--            $  --           $  --            $--            $   --
U.S. Government
 Agencies...............                  2,263  6.57%   $1,000  7.05%
State and political
 subdivisions...........   160   4.30%    6,251  5.26     1,140  5.43      101   5.00%
Mortgage backed
 securities.............   --               --              --             --            $49,847  7.35%
                          ----           ------          ------           ----           -------  ----
   Total ...............  $160   4.30%   $8,514  5.61%   $2,140  6.19%    $101   5.00%   $49,847  7.35%
                          ====   ====    ======  ====    ======  ====     ====   ====    =======  ====

--------
(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

        SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                       December 31, 2000
                         ----------------------------------------------------------------------------------
                                          After one but   After five but
                           Within one        Within         Within ten       After ten
                              year         five years          years           years       Other securities
                         --------------  ---------------  ---------------  --------------  ----------------
                         Amount Yield(1) Amount  Yield(1) Amount  Yield(1) Amount Yield(1)  Amount  Yield(1)
                         ------ -------  ------- -------  ------- -------  ------ -------  -------- -------
U.S. Treasury
 securities............. $3,980  6.14%   $   606  6.17%   $   --           $  --           $    --
U.S. Government
 Agencies...............  1,668  5.99     80,204  6.31     24,997  6.90%
State and political
 subdivisions...........  1,990  5.00      9,954  4.75      9,149  4.99     1,715  5.14%
Mortgage backed
 securities.............                                                                    170,029  6.07%
Equity securities.......    --               --               --              --             10,258  7.43
                         ------          -------          -------          ------          --------
   Total ............... $7,638  5.81%   $90,764  6.14%   $34,146  6.39%   $1,715  5.14%   $180,287  6.15%
                         ======  ====    =======  ====    =======  ====    ======  ====    ========  ====

--------
(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

  At December 31, 2000, mortgage-backed securities consisting of collateralized mortgage obligations and pass-through mortgage obligations had a carrying value totaling $219.9 million. These mortgage-backed securities include $49.8 million classified as investment securities and $170.0 million classified as securities available for sale. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon both terms of the underlying mortgages and the relative level of mortgage interest rates. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note. Accordingly, management generally expects repayment of the collateralized mortgage obligations over a three to five year period and repayment of the pass-through mortgage obligations over a five to seven year period.

  Other attributes of securities are discussed in "Interest Sensitivity and Market Risk."

 Short-Term Investments

  Alabama National utilizes overnight investment of funds in Federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by Alabama National when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 2000, Federal funds sold and securities purchased under agreements to resell averaged $39.6 million, compared to $46.6 million during 1999, representing a $7.0 million, or 15.1%, decrease as Alabama National experienced growth in both loans and investment securities.

 Trading Account Securities

  An important aspect of investment department operations, but less so to Alabama National in total, are trading account securities, which represent securities owned by Alabama National prior to sale and delivery to Alabama National's customers. Trading account securities averaged $1.8 million in 2000 and were $577,000 at December 31, 2000, compared with an average of $6.7 million in 1999 and $2.7 million at December 31, 1999. This small dollar amount reflects management's policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

  Average interest-bearing liabilities increased $305.4 million, or 22.4%, to $1.67 billion in 2000, from $1.36 billion in 1999. Average interest-bearing deposits increased $227.1 million, or 20.1%, to $1.36 billion in 2000, from $1.13 billion in 1999. This increase is attributable to competitive rate and product offerings by Alabama National and successful marketing efforts as well as to the purchase of $54 million in deposits through the acquisition of two branches during 2000. Average Federal funds purchased and securities sold under agreements to repurchase increased $7.8 million, or 5.4%, to $154.0 million in 2000, from $146.1 million in 1999 due, in part, to additional liquidity provided by downstream correspondent banks. Average short-term borrowings increased by $31.8 million, or 124.6%, to $57.4 million in 2000, compared to $25.5 million in 1999. Average long-term borrowings increased $38.7 million, to $97.2 million in 2000, from $58.4 million in 1999. The increase in short and long-term debt is due to utilizing more borrowing programs offered to Alabama National's Federal Home Loan Bank member subsidiaries.

 Deposits

  Average total deposits increased $232.4 million, or 17.2%, to $1.58 billion during 2000, from $1.35 billion during 1999. At December 31, 2000, total deposits were $1.70 billion, compared with $1.44 billion at December 31, 1999, an increase of $261.8 million, or 18.2%.

  The following table sets forth the deposits of Alabama National by category at the dates indicated.

                                   DEPOSITS
                  (Amounts in thousands, except percentages)

                                                                 December 31,
                         ------------------------------------------------------------------------------------------------
                                2000                1999                1998                1997               1996
                         ------------------  ------------------  ------------------  ------------------  ----------------
                                    Percent             Percent             Percent             Percent           Percent
                                      of                  of                  of                  of                of
                           Amount    Total     Amount    Total     Amount    Total     Amount    Total    Amount   Total
                         ---------- -------  ---------- -------  ---------- -------  ---------- -------  -------- -------
Demand.................. $  226,893  13.32%  $  210,185  14.57%  $  232,450  18.23%  $  180,341  16.02%  $155,695  15.74%
NOW ....................    285,475  16.75      217,883  15.11      187,481  14.70      155,147  13.78    133,762  13.52
Savings and money
 market.................    290,350  17.04      296,723  20.58      298,817  23.43      294,072  26.13    254,570  25.74
Time less than
 $100,000...............    616,249  36.17      492,328  34.14      403,156  31.63      369,363  32.83    332,278  33.59
Time greater than
 $100,000...............    284,982  16.72      225,036  15.60      153,271  12.01      126,556  11.24    112,877  11.41
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   -------- ------
Total deposits.......... $1,703,949 100.00%  $1,442,155 100.00%  $1,275,175 100.00%  $1,125,479 100.00%  $989,182 100.00%
                         ========== ======   ========== ======   ========== ======   ========== ======   ======== ======

  Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Alabama National's core deposits totaled $1.42 billion, or 83.3%, of total deposits at December 31, 2000 and totaled $1.22 billion, or 84.4%, of total deposits at December 31, 1999.

  Deposits, in particular core deposits, have historically been Alabama National's primary source of funding and have enabled Alabama National to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be Alabama National's primary source of funding in the future. Alabama National's loan-to-deposit ratio was 94.5% at December 31, 2000, and 91.5% at the end of 1999, and the ratio averaged 93.9% during 2000 and 89.0% during 1999. These increases in Alabama National's loan-to-deposit ratio are due to loan growth exceeding deposit growth in 2000. The maturity distribution of Alabama National's time deposits in excess of $100,000 at December 31, 2000, is shown in the following table.

         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS
                              OF $100,000 OR MORE
                            (Amounts in thousands)

                                             December 31, 2000
                              ------------------------------------------------
                                       After   After   After
                                        One    Three    Six
                              Within  Through Through Through  After
                                One    Three    Six   Twelve  Twelve
                               Month  Months  Months  Months  Months   Total
                              ------- ------- ------- ------- ------- --------
Certificates of deposit of
 $100,000 or more............ $19,312 $26,300 $27,873 $81,155 $20,328 $174,968
Other time deposits of
 $100,000 or more............  28,888  44,594  16,508  18,073   1,951  110,014
                              ------- ------- ------- ------- ------- --------
   Total .................... $48,200 $70,894 $44,381 $99,228 $22,279 $284,982
                              ======= ======= ======= ======= ======= ========

  Approximately 41.8% of Alabama National's time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Many financial institutions partially fund their balance sheets with large certificates of deposit obtained through brokers, and Alabama National had $78.1 million in brokered deposits outstanding at December 31, 2000, compared to $47.5 million at December 31, 1999.

 Borrowed Funds

  Borrowed funds include four broad categories; (i) Federal funds purchased and securities sold under agreements to repurchase, (ii) treasury, tax and loan balances, (iii) Federal Home Loan Bank ("FHLB") borrowings, and (iv) borrowings from a third party bank. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to Alabama National's maintenance of short-term and long-term liquidity.

  Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of Alabama National as well as a cash management tool offered to corporate customers. At December 31, 2000, these funds totaled $165.1 million, compared with $131.9 million at December 31, 1999.

  At December 31, 2000, treasury, tax and loan balances totaled $900,000, compared to $6.2 million at December 31, 1999. Alabama National collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

  Alabama National's average borrowing from a third party bank under a $32 million credit facility ("the Credit Facility") was $20.8 million during 2000, compared with $13.4 million during 1999. As of December 31, 2000, the outstanding balance under the Credit Facility was $27.4 million, leaving a remaining availability under the Credit Facility of $4.6 million. The increased borrowings under this facility are primarily attributable to the acquisition of two branches during 2000. The branch acquisition by one of Alabama National's subsidiary banks required cash payments to the seller as well as an increased capital contribution into the subsidiary bank to fund the asset growth resulting from the acquisition. The Credit Facility bears interest at a rate that varies with LIBOR and is secured by a pledge of stock in the Banks. The Credit Facility is typically renewed on an annual basis and has a current maturity date of May 31, 2001. Alabama National has historically renewed the Credit Facility prior to its due date and anticipates doing so again in 2001.

  All of the Banks are members of the FHLB. At December 31, 2000, these Banks had available FHLB lines of $284.0 million, under which $139.7 million was outstanding, including advances classified as short-term of $56.0 million and advances classified as long-term of $83.7 million. This compares to borrowings of $125.7 million at December 31, 1999, of which $2.0 million was short-term and $123.7 million was long-term.

  The following table sets forth, for the periods indicated, the principal components of borrowed funds.

                                 BORROWED FUNDS
                   (Amounts in thousands, except percentages)

                                                         December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Federal funds purchased and securities sold under
 agreements to repurchase:
  Balance at end of period....................... $165,117  $131,878  $162,633
  Average balance outstanding....................  153,950   146,111   127,856
  Maximum outstanding at any month's end.........  181,878   178,166   162,633
  Weighted average interest rate at period-end...     5.87%     5.07%     4.70%
  Weighted average interest rate during the
   period........................................     5.99      4.97      5.32
Treasury, tax and loan:
  Balance at end of period....................... $    900  $  6,199  $  1,506
  Average balance outstanding....................    1,882     2,414     3,626
  Maximum outstanding at any month's end.........    4,932     6,199     6,944
  Weighted average interest rate at period-end...     5.63%     5.00%     4.45%
  Weighted average interest rate during the
   period........................................     6.16      4.18      4.30
Notes Payable:
  Balance at end of period....................... $ 27,439  $ 16,389  $ 11,500
  Average balance outstanding....................   20,842    13,410    13,516
  Maximum outstanding at any month's end.........   27,439    16,389    15,250
  Weighted average interest rate at period-end...     7.41%     7.21%     6.32%
  Weighted average interest rate during the
   period........................................     7.33      6.09      6.44
Short-term advances from the Federal Home Loan
 Bank:
  Balance at end of period....................... $ 56,000  $  2,000  $ 10,200
  Average balance outstanding....................   36,430     9,715     9,181
  Maximum outstanding at any month's end.........   69,000    32,000    10,200
  Weighted average interest rate at period-end...     6.92%     4.55%     5.54%
  Weighted average interest rate during the
   period........................................     6.88      5.04      6.40
Long-term advances from the Federal Home Loan
 Bank:
  Balance at end of period....................... $ 83,700  $123,700  $ 32,000
  Average balance outstanding....................   96,898    58,150    30,192
  Maximum outstanding at any month's end.........  123,700   123,700    32,000
  Weighted average interest rate at period-end...     5.99%     5.30%     5.09%
  Weighted average interest rate during the
   period........................................     5.75      5.18      5.59
Capital leases:
  Balance at end of period....................... $    197  $    266  $    328
  Average balance outstanding....................      264       295       356
  Maximum outstanding at any month's end.........      266       324       387
  Weighted average interest rate at period-end...     9.34%     9.20%     9.04%
  Weighted average interest rate during the
   period........................................     9.34      9.15      8.98

Capital Resources and Liquidity Management

 Capital Resources

  Alabama National's stockholder's equity increased by $24.2 million from December 31, 1999, to $162.5 million at December 31, 2000. This increase was attributable to the following (in thousands):

   Net income........................................................  $24,392
   Dividends.........................................................   (9,289)
   Purchase of treasury stock........................................     (588)
   Issuance of stock from treasury...................................       35
   Decrease in unrealized loss on securities available for sale, net
    of deferred taxes................................................    5,604
   Additional paid in capital related to stock based compensation....    4,055
                                                                       -------
   Net increase......................................................  $24,209
                                                                       =======

  Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier I capital. Tier I capital consists of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, under the guidelines, Alabama National and the Banks must maintain a minimum Tier I leverage ratio of Tier I capital to total assets of at least 3%, but this minimum ratio is typically increased by 100 to 200 basis points for other than the highest rated institutions.

  Alabama National exceeded its fully phased-in regulatory capital ratios at December 31, 2000, 1999 and 1998, as set forth in the following table.

                              ANALYSIS OF CAPITAL
                  (Amounts in thousands, except percentages)

                                                      December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Tier 1 Capital............................  $  149,765  $  134,922  $  122,732
Tier 2 Capital............................      20,867      17,985      15,296
                                            ----------  ----------  ----------
  Total qualifying capital(1)(2)..........  $  170,632  $  152,790  $  138,028
                                            ==========  ==========  ==========
Risk-adjusted total assets (including off-
 balance sheet exposures).................  $1,698,924  $1,438,689  $1,223,641
Tier 1 risk-based capital ratio (4.00%
 required minimum)........................        8.82%       9.38%      10.03%
Total risk-based capital ratio (8.00%
 required minimum)........................       10.04       10.62       11.28
Tier 1 leverage ratio (4.00% required
 minimum).................................        6.80        7.18        7.41

--------
(1) Does not include $83,000 and $1,244,000 of the Company's allowance for loan losses at December 31, 1999 and 1998, respectively, in excess of 1.25% of risk-adjusted total assets.

(2) Does not include capital of an unconsolidated subsidiary at December 31, 1999.

  Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for Alabama National. Each of the Banks exceeded these regulatory capital ratios at December 31, 2000, as set forth in the following table:


                              BANK CAPITAL RATIOS

                                               Tier 1 Risk Total Risk  Tier 1
                                                  Based      Based    Leverage
                                               ----------- ---------- --------
Alabama National BanCorporation...............     8.82%     10.04%     6.80%
National Bank of Commerce of Birmingham.......     9.79      10.97      7.78
Alabama Exchange Bank.........................    13.08      14.33      7.45
Bank of Dadeville.............................    11.73      12.87      7.89
Citizens & Peoples Bank, N.A. ................    11.42      12.67      8.09
Community Bank of Naples, National
 Association..................................    10.16      11.41      6.96
First American Bank...........................     9.52      10.77      7.89
First Citizens Bank...........................    13.56      14.74      7.39
First Gulf Bank...............................     8.88      10.07      7.00
Georgia State Bank............................    10.93      12.02      7.16
Public Bank...................................     9.68      10.73      7.57
Required minimums.............................     4.00       8.00      4.00

 Liquidity Management

  Liquidity management involves monitoring Alabama National's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of an entity to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.

  Without proper liquidity management, Alabama National will not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

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

  Assets included in Alabama National's Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell, Alabama National's primary source of liquidity, averaged $39.6 million during 2000 and was $27.8 million at December 31, 2000, and averaged $46.6 million during 1999 and was $33.6 million at December 31, 1999. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provides a constant source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $133.7 million at December 31, 2000, provide Alabama National an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See "Earning Assets--Loans" and "Earning Assets--Securities."

  Liquidity can also be managed using liabilities included in Alabama National's Consolidated Statement of Condition, such as Federal funds purchased and securities sold under agreements to repurchase and short-term borrowing. Combined Federal funds purchased and securities sold under agreements to repurchase, treasury, tax and loan, and short-term borrowings averaged $211.3 million during 2000 and were $249.5 million at December 31, 2000, and averaged $171.7 million during 1999 and were $156.5 million at December 31, 1999. Overnight borrowing lines with upstream correspondent banks, $157.7 million at December 31, 2000, of which $139.7 million was unused, provide additional sources of liquidity to Alabama National on an unsecured basis. The Federal Home Loan Bank provides secured and unsecured credit lines to all of Alabama National's Banks totaling approximately $284.0 million. At December 31, 2000, advances under these lines totaled $139.7 million, including $56.0 million classified as short-term and $83.7 million classified as long-term. Long-term liquidity needs are met through Alabama National's deposit base (approximately 83.3% of Alabama National's deposits at December 31, 2000, are considered core deposits), and the repayment of loans and other investments as they mature. Alabama National is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits and the amount and mix of longer-term investments in its portfolio.

  One of the Banks has pledged approximately $170.5 million in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility, which management views as a backup liquidity facility. At December 31, 2000, the Bank had access to approximately $136.4 million under this facility, with no outstanding borrowings.

  Alabama National, as a stand-alone corporation, has more limited access to liquidity sources than its Banks and depends on dividends from its subsidiaries as its primary source of liquidity. Alabama National's liquidity is diminished by required payments on its outstanding short-term debt. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material negative impact on the liquidity available to Alabama National. (See Note 17 to the Alabama National's Consolidated Financial Statements included in this Annual Report.) If circumstances warrant, Alabama National's short-term liquidity needs can also be met by additional borrowings of approximately $4.6 million representing the unused portion of Alabama National's credit facility with an unrelated bank. See "Deposits and Other Interest-Bearing Liabilities--Borrowed Funds."

Accounting Rule Changes

  Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities-- A Replacement of FASB Statement No. 125

  In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125 ("Statement 140"). Statement 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management of Alabama National does not expect the adoption of Statement 140 to have a material impact on its financial statements since the company has not entered into any securitization or asset transfer transactions.

 Derivative Investments and Hedging Activities

  In June 1998, the FASB issued Statement of Financial Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An

Amendment of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. The Company's derivative activities at December 31, 2000 relate solely to the interest rate lock commitments (IRLCs) which the Company has entered into with certain customers for specific short-term periods of time. These IRLCs relate to prospective mortgage loans which the Company originates and then immediately transfers to secondary mortgage servicers. The transfer of these IRLCs allows the Company to pass financial risk associated with potential changes in interest rates on to secondary mortgage servicers. Management has evaluated these activities and determined that the Company does not have any material derivative exposures and that the adoption of Statement 133, on January 1, 2001, will not have a material impact on the financial statements.

  Accounting for Mortgage-Backed Securities retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an Amendment of FASB Statement No. 65

  Effective January 1, 1999, Alabama National adopted Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an Amendment of FASB Statement No.65 ("Statement 134"). Statement 134 amends Statement No.65 to require that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell of hold those investments. Since Alabama National has not securitized mortgage loans, there has been no financial statement impact since the adoption of this statement.

Impact of Inflation

  Unlike most industrial companies, the assets and liabilities of financial institutions such as Alabama National and its subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on Alabama National's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See "Interest Sensitivity and Market Risk."

Industry Developments

  Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. Alabama National is unable at this time to assess the impact of this legislation on its financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is contained in Item 7 herein under the heading "Interest Sensitivity and Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS

  The Consolidated Financial Statements and Financial Statement Schedules of Alabama National BanCorporation and subsidiaries listed in ITEM 14(a) have been included in this Annual Report and should be referred to in their entirety. The Supplementary Financial Information required by Item 302 of Regulation S-K is set forth below.


                       SELECTED QUARTERLY FINANCIAL DATA
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                         2000 Quarters                               1999 Quarters
                          ------------------------------------------- -------------------------------------------
                            First      Second     Third      Fourth     First      Second     Third      Fourth
                          ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Summary of Operations:
Interest income.........  $   36,094 $   39,024 $   42,063 $   44,223 $   28,811 $   29,668 $   32,332 $   34,857
Interest expense........      18,186     20,330     22,977     24,945     13,435     13,706     15,300     16,842
Net interest income.....      17,908     18,694     19,086     19,278     15,376     15,962     17,032     18,015
Provision for loan
 losses.................         526        627        400        450        562        368        408        616
Securities gains
 (losses)...............         --         --           1        --         166         23        --           1
Noninterest income......       7,615      7,635      8,149      9,280      7,741      7,523      6,939      8,164
Noninterest expense.....      16,862     17,168     17,870     18,500     15,383     15,236     15,234     16,627
Net income..............       5,658      5,903      6,206      6,625      5,019      5,380      5,720      6,152
Dividends on common
 stock..................       2,324      2,324      2,320      2,321      1,974      2,002      1,991      1,991

Per Common Share Data:
Book Value..............  $    12.76 $    13.00 $    13.87 $    14.70 $    12.15 $    12.03 $    12.44 $    12.36
Tangible book value.....       11.81      12.06      12.55      13.40      11.41      11.30      11.46      11.40
Net income..............        0.51       0.53       0.55       0.59       0.45       0.48       0.51       0.55
Dividends declared......        0.21       0.21       0.21       0.21       0.18       0.18       0.18       0.18

Balance Sheet Highlights
At Period-End:
 Total assets...........  $1,982,595 $2,062,669 $2,187,324 $2,235,698 $1,693,950 $1,776,413 $1,863,368 $1,921,884
Securities(1)...........     357,954    347,385    339,641    375,312    314,731    322,756    348,181    345,123
Loans held for sale.....       7,478      7,126      8,761      5,226     13,784     10,638      8,162      8,615
Loans, net of unearned
 income.................   1,374,721  1,474,586  1,586,220  1,609,465  1,116,162  1,196,073  1,252,806  1,320,160
Allowance for loan
 losses.................      18,554     19,159     20,840     20,867     17,167     17,335     17,553     18,068
Deposits................   1,533,392  1,545,682  1,704,810  1,703,949  1,307,383  1,414,078  1,408,965  1,442,155
Short-term debt.........      18,389     84,389     72,589     83,439     31,700     14,339     48,389     18,389
Long-term debt..........     123,986     80,968     78,948     83,926     32,313     46,079     71,025    124,005
Stockholders' equity....     141,210    143,503    153,228    162,464    134,007    134,509    137,641    138,255

-------
(1) Does not include trading securities.

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

  The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 3, 2001.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 3, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 3, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or before April 3, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (2) and (d)--Financial Statements and Financial Statement
Schedules.

  Financial Statements: The Consolidated Financial Statements of Alabama National and its subsidiaries, included herein (beginning on page F-1), are as follows:

  Report of Independent Auditors--PricewaterhouseCoopers LLP

  Consolidated Statements of Financial Condition--December 31, 2000 and 1999

  Consolidated Statements of Income--Years ended December 31, 2000, 1999 and
  1998

  Consolidated Statements of Changes in Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998

  Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998

  Notes to Consolidated Financial Statements

  Financial Statement Schedules: All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are inapplicable and therefore have been omitted.

  (b) Reports on Form 8-K.

  None.

  (c) Exhibits.

  The exhibits listed on the exhibit index on page 49 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 19th day of March, 2001.

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

                Name                             Title                  Date
                ----                             -----                  ----

     /s/ John H. Holcomb, III        Chairman and Chief Executive  March 19, 2001
____________________________________  Officer (principal
        John H. Holcomb, III          executive officer)

    /s/ Victor E. Nichol, Jr.        Vice Chairman and Director    March 19, 2001
____________________________________
       Victor E. Nichol, Jr.

      /s/ Richard Murray, IV         President, Chief Operating    March 19, 2001
____________________________________  Officer and Director
         Richard Murray, IV

    /s/ William E. Matthews, V       Executive Vice President and  March 19, 2001
____________________________________  Chief Financial Officer
       William E. Matthews, V

      /s/ Shelly S. Williams         Senior Vice President and     March 19, 2001
____________________________________  Controller (principal
         Shelly S. Williams           accounting officer)

        /s/ W. Ray Barnes            Director                      March 19, 2001
____________________________________
           W. Ray Barnes

      /s/ T. Morris Hackney          Director                      March 19, 2001
____________________________________
         T. Morris Hackney

        /s/ John D. Johns            Director                      March 19, 2001
____________________________________
           John D. Johns

     /s/ John J. McMahon, Jr.        Director                      March 20, 2001
____________________________________
        John J. McMahon, Jr.

      /s/ C. Phillip McWane          Director                      March 20, 2001
____________________________________
         C. Phillip McWane

     /s/ Drayton Nabers, Jr.         Director                      March 20, 2001
____________________________________
        Drayton Nabers, Jr.

     /s/ G. Ruffner Page, Jr.        Director                      March 20, 2001
____________________________________
        G. Ruffner Page, Jr.

                Name                             Title                  Date
                ----                             -----                  ----

      /s/ W. Stancil Starnes         Director                      March 19, 2001
____________________________________
         W. Stancil Starnes

    /s/ William D. Montgomery        Director                      March 19, 2001
____________________________________
       William D. Montgomery

         /s/ Dan M. David            Vice Chairman and Director    March 19, 2001
____________________________________
            Dan M. David

         /s/ C. Lloyd Nix            Director                      March 19, 2001
____________________________________
            C. Lloyd Nix

      /s/ William E. Sexton          Director                      March 20, 2001
____________________________________
         William E. Sexton

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
  3.1    Certificate of Incorporation..............................      (1)

  3.1A   Certificate of Amendment of Certificate of Incorporation..      (2)

  3.1B   Certificate of Merger filed with the Secretary of State of
          the State of Delaware on December 29, 1995...............      (4)

  3.1C   Certificate of Amendment of Certificate of Incorporation..      (8)

  3.2    Bylaws....................................................      (1)

  4.1    Provisions of the Certificate of Incorporation and the
          Bylaws of Alabama National BanCorporation which Define
          the Rights of Security holders...........................      (1)

 10.1    Alabama National BanCorporation 1994 Stock Option Plan....      (1)

 10.2    Form of Stock Option Agreement utilized in connection with
          the 1994 Stock Option Plan...............................      (2)

 10.3    Agreement dated September 18, 1995, by and among James A.
          Taylor and Frank W. Whitehead, Alabama National
          BanCorporation, National Commerce Corporation and
          Commerce Bankshares, Inc. ...............................      (3)

 10.3A   Amendment to Agreement dated September 18, 1995 executed
          by James A. Taylor, Alabama National BanCorporation,
          National Commerce Corporation and Commerce Bankshares,
          Inc. on November 17, 1995................................      (3)

 10.4    Commerce Bankshares, Inc. Long Term Incentive Compensation
          Plan.....................................................      (3)

 10.4A   Form of Incentive Stock Option Agreement..................      (3)

 10.4B   Form of Restricted Stock Agreement........................      (3)

 10.5    Lease Agreement dated June 1, 2000 between Woodward
          Properties, LLP and NBC..................................     (15)
 10.6    NBC Pension Plan (amended and restated effective January
          1, 1997).................................................     (12)
 10.7    Credit Agreement between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.7A   Promissory Note between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.7B   Pledge Agreement between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.7C   First Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated February
          10, 1997.................................................      (6)
 10.7D   Second Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated January
          19, 1998.................................................      (7)
 10.7E   Third Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated June 23,
          1999.....................................................     (11)
 10.7F   Fourth Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated June 20,
          2000.....................................................     (14)
 10.8    Second Amendment and Restatement of the Alabama National
          BanCorporation Performance Share Plan....................     (13)

 Exhibit
 Number                          Description                           Reference
 -------                         -----------                           ---------
 10.9    Alabama National BanCorporation Deferred Compensation Plan
          for Directors Who Are Not Employees of the Company........      (5)
 10.10   First American Bancorp Stock Option Plan dated October 20,
          1992......................................................      (7)
 10.11   First American Bancorp 1994 Stock Option Plan..............      (7)
 10.12   First American Bancorp Non-Qualified Stock Option Agreement
          with Dan M. David dated March 7, 1997.....................      (7)
 10.13   Alabama National BanCorporation 1999 Long-Term Incentive
          Plan......................................................     (12)
 10.14   Agreement and Plan of Merger dated as of October 10, 2000
          between Alabama National BanCorporation and Peoples State
          Bank of Groveland.........................................      (9)
 10.15   Promissory Note dated April 15, 1999 executed by John R.
          Bragg in favor of Alabama National BanCorporation in the
          principal amount of $107,871.00...........................     (10)
 10.16   Promissory Note dated April 15, 2000 executed by John R.
          Bragg in favor of Alabama National BanCorporation in the
          principal amount of $19,800.00............................     (16)
 10.17   Pledge Agreement dated April 15, 1999 between John R. Bragg
          and Alabama National BanCorporation.......................     (10)
 10.18   Promissory Note dated April 15, 1999 executed by John H.
          Holcomb, III in favor of Alabama National BanCorporation
          in the principal amount of $93,747.00.....................     (10)
 10.19   Promissory Note dated April 15, 2000 executed by John H.
          Holcomb, III in favor of Alabama National BanCorporation
          in the principal amount of $83,400.00.....................     (16)
 10.20   Pledge Agreement dated April 15, 1999 between John H.
          Holcomb, III and Alabama National BanCorporation..........     (10)
 10.21   Promissory Note dated April 15, 1999 executed by William E.
          Matthews, V in favor of Alabama National BanCorporation in
          the principal amount of $109,570.00.......................     (10)
 10.22   Promissory Note dated April 15, 2000 executed by William E.
          Matthews, V in favor of Alabama National BanCorporation in
          the principal amount of $28,000.00........................     (16)
 10.23   Pledge Agreement dated April 15, 1999 between William E.
          Matthews, V and Alabama National BanCorporation...........     (10)
 10.24   Promissory Note dated April 15, 1999 executed by Richard
          Murray, IV in favor of Alabama National BanCorporation in
          the principal amount of $111,739.00.......................     (10)
 10.25   Promissory Note dated April 15, 2000 executed by Richard
          Murray, IV in favor of Alabama National BanCorporation in
          the principal amount of $29,400.00........................     (16)
 10.26   Pledge Agreement dated April 15, 1999 between Richard
          Murray, IV and Alabama National BanCorporation............     (10)
 10.27   Promissory Note dated April 15, 1999 executed by Victor E.
          Nichol, Jr. in favor of Alabama National BanCorporation in
          the principal amount of $99,558.00........................     (10)
 10.28   Promissory Note dated April 15, 2000 executed by Victor E.
          Nichol, Jr. in favor of Alabama National BanCorporation in
          the principal amount of $23,360.00........................     (16)

 10.29   Pledge Agreement dated April 15, 1999 between Victor E.
          Nichol, Jr. and Alabama National BanCorporation...........     (10)

 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
 10.30   Promissory Note dated April 15, 1999 executed by William
          G. Sanders, Jr. in favor of Alabama National
          BanCorporation in the principal amount of $109,833.00....     (10)
 10.31   Promissory Note dated April 15, 2000 executed by William
          G. Sanders, Jr. in favor of Alabama National
          BanCorporation in the principal amount of $18,283.30.....     (16)
 10.32   Pledge Agreement dated April 15, 1999 between William G.
          Sanders, Jr. and Alabama National BanCorporation.........     (10)
 10.33   Alabama National BanCorporation Employee Capital
          Accumulation Plan (amended and restated effective January
          1, 2000).................................................     (12)
 10.34   Non-Qualified Option Agreement dated as of January 1, 2000 between John R. Bragg and Alabama National
          BanCorporation...........................................     (16)
 10.35   Non-Qualified Option Agreement dated as of January 1, 2000 between John H. Holcomb, III and Alabama National
          BanCorporation...........................................     (16)
 10.36   Non-Qualified Option Agreement dated as of January 1, 2000 between William E. Matthews, V and Alabama National
          BanCorporation...........................................     (16)
 10.37   Non-Qualified Option Agreement dated as of January 1, 2000 between Richard Murray, IV and Alabama National
          BanCorporation...........................................     (16)
 10.38   Non-Qualified Option Agreement dated as of January 1, 2000 between Dan M. David and Alabama National
          BanCorporation...........................................     (16)
 10.39   Non-Qualified Option Agreement dated as of January 1, 2000 between Victor E. Nichol, Jr. and Alabama National
          BanCorporation...........................................     (16)
 10.40   Non-Qualified Option Agreement dated as of January 1, 2000 between William G. Sanders, Jr. and Alabama National
          BanCorporation...........................................     (16)
 10.41   Non-Qualified Option Agreement dated as of January 1, 2000 between Shelly S. Williams and Alabama National
          BanCorporation...........................................     (16)
 10.42   Employment Continuation Agreement dated as of September
          21, 2000 between John R. Bragg and Alabama National
          BanCorporation...........................................     (16)
 10.43   Employment Continuation Agreement dated as of September
          21, 2000 between John H. Holcomb, III and Alabama
          National BanCorporation..................................     (16)
 10.44   Employment Continuation Agreement dated as of September
          21, 2000 between William E. Matthews, V and Alabama
          National BanCorporation..................................     (16)
 10.45   Employment Continuation Agreement dated as of September
          21, 2000 between Richard Murray, IV and Alabama National
          BanCorporation...........................................     (16)
 10.46   Employment Continuation Agreement dated as of September
          21, 2000 between Victor E. Nichol, Jr. and Alabama
          National BanCorporation..................................     (16)
 10.47   Employment Continuation Agreement dated as of September
          21, 2000 between William G. Sanders, Jr. and Alabama
          National BanCorporation..................................     (16)
 10.48   Employment Continuation Agreement dated as of September
          21, 2000 between Dan M. David and Alabama National
          BanCorporation...........................................     (16)

 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
 11.1    Statement regarding Computation of Per Share Earnings......    (16)
 21.1    Subsidiaries of Alabama National BanCorporation............    (16)
 23.1    Consent of PricewaterhouseCoopers L.L.P. ..................    (16)

--------
 (1) Filed as an Exhibit to Alabama National's Annual Report on Registration Statement on Form S-1 (Registration No. 33-83800) and incorporated herein by reference.

 (2) Filed as an Exhibit to Alabama National's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 (3) Filed as an Exhibit to Alabama National's Registration Statement on Form S-4 (Registration No. 33-97152) and incorporated herein by reference.

 (4) Filed as an Exhibit to Alabama National's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (5) Filed as an Exhibit to Alabama National's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

 (6) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

 (7) Filed as an Exhibit to Alabama National's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

 (8) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

 (9) Filed as Appendix A to Alabama National's Registration Statement on Form S-4 (Registration No. 333-51448) and incorporated herein by reference.

(10) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(11) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(12) Filed as an Exhibit to Alabama National's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(13) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(14) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(15) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(16) Filed as an Exhibit to Alabama National's Annual Report on Form 10-K for the year ended December 31, 2000.

                Alabama National BanCorporation and Subsidiaries

                       Consolidated Financial Statements

                       December 31, 2000 and 1999 and the

                      Three Years Ended December 31, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Alabama National BanCorporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
January 18, 2001, except for Note 21,
as to which the date is January 31, 2001

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           December 31, 2000 and 1999
                       (in thousands, except share data)

                                                            2000        1999
                                                         ----------  ----------
                        ASSETS
                        ------
Cash and due from banks................................  $   76,558  $   73,125
Interest-bearing deposits in other banks...............       7,630       6,768
Investment securities (market value $61,485 and $19,738
 for 2000 and 1999, respectively)......................      60,762      19,616
Securities available for sale..........................     314,550     325,507
Trading securities.....................................         577       2,701
Federal funds sold and securities purchased under
 agreements to resell..................................      27,818      33,568
Loans held for sale....................................       5,226       8,615
Loans..................................................   1,610,440   1,321,245
Unearned income........................................        (975)     (1,085)
                                                         ----------  ----------
Loans, net of unearned income..........................   1,609,465   1,320,160
Allowance for loan losses..............................     (20,867)    (18,068)
                                                         ----------  ----------
    Net loans..........................................   1,588,598   1,302,092
Property, equipment, and leasehold improvements, net...      49,377      43,855
Intangible assets, net.................................      14,347      10,730
Cash surrender value of life insurance.................      42,595      31,642
Receivables from investment division customers.........       7,745      24,573
Other assets...........................................      39,915      39,092
                                                         ----------  ----------
                                                         $2,235,698  $1,921,884
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
 Deposits:
  Noninterest bearing..................................  $  226,893  $  210,185
  Interest bearing.....................................   1,477,056   1,231,970
                                                         ----------  ----------
    Total deposits.....................................   1,703,949   1,442,155
 Federal funds purchased and securities sold under
  agreements to repurchase.............................     165,117     131,878
 Treasury, tax and loan accounts.......................         900       6,199
 Accrued expenses and other liabilities................      35,903      61,003
 Short-term borrowings.................................      83,439      18,389
 Long-term debt........................................      83,926     124,005
                                                         ----------  ----------
    Total liabilities..................................   2,073,234   1,783,629
Commitments and contingencies (see Notes 9 and 10)
Stockholders' equity:
  Common stock, $1 par; 17,500,000 shares authorized;
   11,187,019 shares issued at December 31, 2000 and
   December 31, 1999...................................      11,187      11,187
  Additional paid-in capital...........................      85,998      81,939
  Retained earnings....................................      69,648      54,897
  Treasury stock at cost, 136,099 and 121,129 shares at
   December 31, 2000 and 1999, respectively............      (3,431)     (3,226)
  Accumulated other comprehensive loss, net of tax.....        (938)     (6,542)
                                                         ----------  ----------
    Total stockholders' equity.........................     162,464     138,255
                                                         ----------  ----------
                                                         $2,235,698  $1,921,884
                                                         ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the years ended December 31, 2000, 1999 and 1998
                       (in thousands, except share data)


                                                      2000      1999     1998
                                                    --------  -------- --------
Interest income:
  Interest and fees on loans....................... $134,756  $102,340 $ 92,208
  Interest on securities...........................   23,788    20,456   18,870
  Interest on deposits in other banks..............      214       110      106
  Interest on trading securities...................      124       356      264
  Interest on federal funds sold...................    2,522     2,406    4,256
                                                    --------  -------- --------
    Total interest income..........................  161,404   125,668  115,704
                                                    --------  -------- --------
Interest expense:
  Interest on deposits.............................   67,594    47,589   46,415
  Interest on federal funds purchased..............    9,226     7,258    6,807
  Interest on short and long-term borrowings.......    9,618     4,436    3,333
                                                    --------  -------- --------
    Total interest expense.........................   86,438    59,283   56,555
                                                    --------  -------- --------
    Net interest income............................   74,966    66,385   59,149
Provision for loan losses..........................    2,003     1,954    1,796
                                                    --------  -------- --------
    Net interest income after provision for loan
     losses........................................   72,963    64,431   57,353
                                                    --------  -------- --------
Noninterest income:
  Securities gains.................................        1       190      174
  (Loss) gain on disposition of assets.............      (19)      249      247
  Service charges on deposit accounts..............    7,735     7,479    7,259
  Investment services income.......................    5,867     6,624    9,230
  Securities brokerage income......................    5,413     3,707    2,307
  Trust department income..........................    2,279     2,190    2,101
  Gain on origination and sale of mortgages........    3,531     3,993    4,303
  Insurance commissions............................    2,099     1,068
  Bank owned life insurance........................    2,034     1,504    1,167
  Gain on pension curtailment......................                819
  Other............................................    3,740     2,734    2,562
                                                    --------  -------- --------
    Total noninterest income.......................   32,680    30,557   29,350
                                                    --------  -------- --------
Noninterest expense:
  Salaries and employee benefits...................   42,531    37,452   36,021
  Occupancy and equipment expense..................    8,232     7,265    6,724
  Other............................................   19,611    17,738   18,409
                                                    --------  -------- --------
    Total noninterest expense......................   70,374    62,455   61,154
                                                    --------  -------- --------
Income before provision for income taxes and
 minority interest in earnings of consolidated
 subsidiaries......................................   35,269    32,533   25,549
Provision for income taxes.........................   10,851    10,237    8,154
                                                    --------  -------- --------
Income before minority interest in earnings of
 consolidated subsidiaries.........................   24,418    22,296   17,395
Minority interest in earnings of consolidated
 subsidiaries......................................       26        25       23
                                                    --------  -------- --------
    Net income available for common shares......... $ 24,392  $ 22,271 $ 17,372
                                                    ========  ======== ========
Net income per common share (basic)................ $   2.21  $   2.01 $   1.61
                                                    ========  ======== ========
Weighted average common shares outstanding
 (basic)...........................................   11,057    11,079   10,804
                                                    ========  ======== ========
Net income per common share (diluted).............. $   2.17  $   1.98 $   1.55
                                                    ========  ======== ========
Weighted average common and common equivalent
 shares outstanding (diluted)......................   11,238    11,273   11,173
                                                    ========  ======== ========

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the years ended December 31, 2000, 1999 and 1998
                       (in thousands, except share data)

                                                        2000     1999     1998
                                                       ------- --------  -------
Net income............................................ $24,392 $ 22,271  $17,372
Other comprehensive income (loss):
 Unrealized gains (losses) on securities available for
  sale arising during the period......................   8,496  (11,166)     773
Less: Reclassification adjustment for net gains
 included in net income...............................       1      190      174
                                                       ------- --------  -------
Other comprehensive income (loss), before taxes.......   8,495  (11,356)     599
Provision for (benefit from) income taxes related to
 items of other comprehensive income (expense)........   2,891   (3,872)     202
                                                       ------- --------  -------
Other comprehensive income (loss).....................   5,604   (7,484)     397
                                                       ------- --------  -------
Comprehensive income.................................. $29,996 $ 14,787  $17,769
                                                       ======= ========  =======


   The accompanying notes are an integral part of these financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the years ended December 31, 2000, 1999 and 1998
                       (in thousands, except share data)

                                                                                                 Accumulated
                                                                                                    Other
                                             Additional            Unearned                     Comprehensive
                                     Common   Paid-In   Retained  Restricted Unearned Treasury  Income (Loss)  Total
                            Shares    Stock   Capital   Earnings    Stock      ESOP    Stock     Net of Tax    Equity
                          ---------- ------- ---------- --------  ---------- -------- --------  ------------- --------
Balance, December 31,
1997....................  10,602,982 $10,603  $77,081   $28,838      $(92)     $(87)               $   545    $116,888
Net income..............                                 17,372                                                 17,372
Common stock dividends
declared ($0.60 per
share)..................                                 (5,626)                                                (5,626)
Exercise of stock
options.................     368,704     369    1,489                                                            1,858
Shares released by
ESOP....................                                                         12                                 12
Amortization of unearned
restricted stock........                                               92                                           92
Change in other
comprehensive income,
net of taxes............                                                                               397         397
                          ---------- -------  -------   -------      ----      ----   -------      -------    --------
Balance, December 31,
1998....................  10,971,686  10,972   78,570    40,584                 (75)                   942     130,993
Net income..............                                 22,271                                                 22,271
Common stock dividends
declared ($0.72 per
share)..................                                 (7,958)                                                (7,958)
Exercise of stock
options.................      94,204      94      643                                                              737
Shares released by
ESOP....................                                                         75                                 75
Issuance of stock in
purchase business
combination.............     121,129     121    2,726                                                            2,847
Purchase of treasury
stock at cost...........                                                              $(3,226)                  (3,226)
Change in other
comprehensive income
(loss), net of taxes....                                                                            (7,484)     (7,484)
                          ---------- -------  -------   -------      ----      ----   -------      -------    --------
Balance, December 31,
1999....................  11,187,019  11,187   81,939    54,897                        (3,226)      (6,542)    138,255
Net income..............                                 24,392                                                 24,392
Common stock dividends
declared ($0.84 per
share)..................                                 (9,289)                                                (9,289)
Exercise of stock
options.................                                   (348)                          383                       35
Stock based
compensation............                        4,059        (4)                                                 4,055
Purchase of treasury
stock at cost...........                                                                 (588)                    (588)
Change in other
comprehensive income
(loss), net of taxes....                                                                             5,604       5,604
                          ---------- -------  -------   -------      ----      ----   -------      -------    --------
Balance, December 31,
2000....................  11,187,019 $11,187  $85,998   $69,648      $         $      $(3,431)     $  (938)   $162,464
                          ========== =======  =======   =======      ====      ====   =======      =======    ========

  The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2000, 1999 and 1998
                       (in thousands, except share data)

                                                      2000     1999     1998
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $24,392  $22,271  $17,372
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses.......................   2,003    1,954    1,796
    Deferred tax benefit (provision)................   2,657   (1,570)    (595)
    Depreciation and amortization...................   4,439    3,794    3,255
    Loss (gain) on disposal of property and
     equipment......................................       3        9     (142)
    Securities gain.................................      (1)    (190)    (174)
    Gain on other real estate.......................      18      (68)     (15)
    Income earned on bank owned life insurance......  (2,034)  (1,504)  (1,167)
    Stock based compensation........................   1,425
    Net amortization of securities..................     (75)     326      254
    Net increase (decrease) in trading securities...   2,124    2,833   (5,135)
    Minority interest in earnings of consolidated
     subsidiaries...................................      26       25       23
    (Increase) decrease in other assets.............  12,153  (12,649)  22,692
    Increase (decrease) in other liabilities........ (22,837)  14,399  (12,809)
    Other...........................................     (31)      75       73
                                                     -------  -------  -------
      Net cash provided by operating activities.....  24,262   29,705   25,428
                                                     -------  -------  -------

Cash flows from investing activities:
  Purchases of investment securities..........   (50,028)
  Proceeds from calls and maturities of
   investment securities......................     8,887     14,998     31,214
  Purchases of securities available for sale..  (111,725)  (251,607)  (248,716)
  Proceeds from sales of securities available
   for sale...................................       126      6,139      1,236
  Proceeds from calls and maturities of
   securities available for sale..............   131,121    198,070    157,779
  Net decrease (increase) in interest-bearing
   deposits in other banks....................      (862)    (6,543)     2,166
  Net decrease in federal funds sold and
   securities purchased under
   agreements to resell.......................     5,750     23,508     21,759
  Net increase in loans.......................  (218,811)  (224,248)  (141,575)
  Purchases of property, equipment, and
   leasehold improvements.....................    (8,369)    (7,973)    (5,172)
  Proceeds from sale of property, equipment,
   and leasehold improvements.................         5        117        299
  Proceeds from sale of other real estate
   owned......................................       550      1,824      2,523
  Costs capitalized on other real estate
   owned......................................       (48)      (115)      (118)
  Cash paid for bank owned life insurance.....    (9,258)               (1,000)
  Purchase acquisitions, net of cash
   acquired...................................   (19,042)      (114)
                                               ---------  ---------  ---------
    Net cash used in investing activities.....  (271,704)  (245,944)  (179,605)
                                               ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

              For the years ended December 31, 2000, 1999 and 1998
                       (in thousands, except share data)

                                                      2000     1999     1998
                                                     -------  -------  -------
Cash flows from financing activities:
  Net increase in deposits.......................... 207,778  166,980  149,696
  Increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase...  33,239  (30,755)  21,196
  Net increase in short and long-term borrowings and
   capital leases...................................  19,672   92,773    4,650
  Exercise of stock options.........................      63      737    1,858
  Treasury stock acquired for purchase business
   combination......................................           (3,226)
  Dividends on common stock.........................  (9,289)  (7,958)  (5,626)
  Purchase of treasury stock........................    (588)
                                                     -------  -------  -------
    Net cash provided by financing activities....... 250,875  218,551  171,774
                                                     -------  -------  -------
    Increase in cash and cash equivalents...........   3,433    2,312   17,597
Cash and cash equivalents, beginning of year........  73,125   70,813   53,216
                                                     -------  -------  -------
Cash and cash equivalents, end of year.............. $76,558  $73,125  $70,813
                                                     =======  =======  =======

Supplemental disclosures of cash flow information:
  Cash paid for interest............................... $85,236 $58,292 $54,886
                                                        ======= ======= =======
  Cash paid for income taxes........................... $10,595 $12,988 $ 4,810
                                                        ======= ======= =======

Supplemental schedule of noncash investing activities:
  Foreclosure of other real estate owned............... $ 1,235  $1,121 $1,771
                                                        =======  ====== ======
  Transfer of property to other real estate owned......                 $   97
                                                                        ======
  (Increase) decrease in unrealized holding (gain) loss
   on securities available for sale.................... $(5,604) $7,484 $ (397)
                                                        =======  ====== ======
  Unearned restricted stock and performance plan
   awards..............................................                 $   93
                                                                        ======
  Assets acquired and liabilities assumed in merger
   transactions (Note 2):
    Assets acquired in business combination............ $73,659  $3,704
                                                        =======  ======
    Liabilities assumed in business combination........ $54,361  $  721
                                                        =======  ======


   The accompanying notes are an integral part of these financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of Business and Summary of Significant Accounting Policies

  Alabama National Bancorporation and Subsidiaries (the Company) provides a full range of banking and bank-related services to individual and corporate customers through its ten subsidiary banks located in Alabama, Georgia, and Florida.

  Basis of Presentation and Principles of Consolidation--The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and with general financial service industry practices. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Securities--Investment securities are stated at amortized cost as a result of management's ability and intent to hold the securities until maturity. Related premiums are amortized and discounts are accreted on these investments using the effective interest method.

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

  Trading securities, principally obligations of U.S. government agencies, are securities held for sale and are stated at market. Bond purchases and sales are recorded on the trade date. Accounts receivable from and accounts payable to bond customers and dealers are included in other assets and liabilities and represent security transactions entered into for which the securities have not been delivered as of the statement of condition dates. Unrealized holding gains and losses on securities classified as trading are reported in earnings of the period in which they occur.

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

  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES loan portfolio, overall portfolio quality, review of specific loan problems, and current economic conditions which may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. Payments received on such loans are applied first to principal until the recoverability of the obligation is assured. Any remaining payments are then allocated as additional reductions of principal and interest income.


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

  Other Real Estate--Other real estate, primarily property acquired by foreclosure, is capitalized at the lower of fair value less estimated selling costs or cost of the property or loan immediately prior to its classification as other real estate. Other real estate is not depreciated. Losses, representing the difference between the sales price and the carrying value of the property, are recorded immediately, while gains on sales financed by the Company are deferred until the initial and continuing investment by the borrower equals or exceeds specified equity percentages. Gains on all other sales are recorded immediately.

  Intangible Assets--Intangible assets consist of the excess of cost over the fair value of net assets of acquired businesses and core deposit assets. The excess of cost over the fair value of net assets of acquired businesses, which totaled approximately $13,430,000 and $11,095,000, and had related accumulated amortization of approximately $2,588,000 and $2,087,000 at December 31, 2000 and 1999, respectively, is being amortized over periods ranging from 15 to 25 years, principally using the straight-line method of amortization. Core deposit intangibles, which totaled approximately $5,786,000 and $3,625,000 at December 31, 2000 and 1999, respectively, and had related accumulated amortization of approximately $2,281,000 and $1,903,000 at December 31, 2000 and 1999, respectively, are being amortized over 10 years using either the straight-line or double-declining balance methods of amortization. The carrying value of the excess of cost over net assets of subsidiaries acquired is reviewed if facts and circumstances suggest that it may be impaired. If warranted, analysis, including undiscounted income projections, are made to determine if adjustments to the carrying value or amortization periods are necessary. No such adjustments were required or made during the years ended December 31, 2000, 1999 or 1998.

  Software costs--Software costs with a recorded cost of approximately $3,122,000 and $2,453,000 and related accumulated amortization of approximately $2,170,000 and $1,933,000 are included in other assets at December 31, 2000 and 1999, respectively. Amortization expense related to these costs of approximately $219,000, $202,000, and $140,000 was recorded in 2000, 1999, and 1998, respectively.

  Income Taxes--Deferred income taxes are provided on all temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Stock-Based Employee Compensation--The Company uses a value-based method of accounting for compensation costs. Compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the service period. The Company has fully adopted and implemented Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and has recorded compensation costs in accordance with these provisions. As such, no additional pro forma expenses or disclosure requirements exist for the years ended December 31, 2000, 1999 and 1998.

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

  Reclassifications--Certain reclassifications have been made to the prior year financial statements to conform with the 2000 presentation.

  Recently Issued Accounting Standards--In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125 (Statement 140). Statement 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management of the Company does not expect the adoption of Statement 140 to have a material impact on its financial statements since the Company has not entered into any securitization or asset transfer transactions.

  In 1999, the Federal Financial Institutions Examination Council (FFIEC) issued The Uniform Classification and Account Management Policy (the Policy) which provides guidance for and promotes consistency among banks on the treatment of delinquent and bankruptcy-related consumer loans. The Company has implemented the Policy effective December 31, 2000 and is in full compliance.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, and by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of SFAS No 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. The Company's derivative activities at December 31, 2000 relate solely to the interest rate lock commitments (IRLCs) which the Company has entered into with certain customers for specific short-term periods of time. These IRLCs relate to prospective mortgage loans which the Company

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES originates and then immediately transfers to secondary mortgage servicers. The transfer of these IRLCs allows the Company to pass financial risk associated with potential changes in interest rates on to secondary mortgage servicers. Management has evaluated these activities and determined that the Company does not have any material derivative exposures and that the adoption of Statement 133, on January 1, 2001, will not have a material impact on the financial statements.

  Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65 (Statement
134). Statement 134 amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Since the Company has not securitized mortgage loans, there has been no financial statement impact since the adoption of this statement.

2. Business Combinations

  On August 4, 2000, First American Bank, a subsidiary of the Company, completed the acquisition of two banking branches in Madison and Huntsville, Alabama. The acquisition increased loans and deposits by approximately $68.9 million and $54.0 million, respectively. The acquisition was accounted for as a purchase transaction.

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

  Additional information related to these mergers is presented in the following table:

                                                     Shares of        Total
                                                      Company       Assets at
                                                    Common Stock Date of Merger
       Merger                                          Issued    (Approximately)
       ------                                       ------------ ---------------
      Naples.......................................    532,608    $ 92,600,000
      CFC..........................................  1,076,032    $138,900,000
      Public.......................................    549,913    $ 53,300,000

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

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

3. Securities

  The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

                                                  December 31, 2000
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
Investment securities:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $  3,263                        $  3,263
  Obligations of states and political
   subdivisions.......................    7,652     $139                  7,791
  Mortgage backed securities issued or
   guaranteed by U.S. government
   agencies...........................   49,847      585      $    1     50,431
                                       --------     ----      ------   --------
    Totals............................ $ 60,762     $724      $    1   $ 61,485
                                       ========     ====      ======   ========
Securities available for sale:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $111,538     $245      $  328    111,455
  Obligations of states and political
   subdivisions.......................   22,583      261          36     22,808
  Mortgage backed securities issued or
   guaranteed by U.S. government
   agencies...........................  171,490       53       1,514    170,029
  Equity securities...................   10,334                   76     10,258
                                       --------     ----      ------   --------
    Totals............................ $315,945     $559      $1,954   $314,550
                                       ========     ====      ======   ========
                                                  December 31, 1999
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
Investment securities:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $    279                        $    279
  Obligations of states and political
   subdivisions.......................    8,942     $122                  9,064
  Mortgage backed securities issued or
   guaranteed by U.S. government
   agencies...........................   10,395       13      $   13     10,395
                                       --------     ----      ------   --------
    Totals............................ $ 19,616     $135      $   13   $ 19,738
                                       ========     ====      ======   ========
Securities available for sale:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $ 99,167               $3,447   $ 95,720
  Obligations of states and political
   subdivisions.......................   24,909     $  4         370     24,543
  Mortgage backed securities issued or
   guaranteed by U.S. government
   agencies...........................  202,646                6,071    196,575
  Equity securities...................    8,675                    6      8,669
                                       --------     ----      ------   --------
    Totals............................ $335,397     $  4      $9,894   $325,507
                                       ========     ====      ======   ========

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Maturities of securities at December 31, 2000 are summarized as follows (in thousands):

                                            Investment
                                            Securities      Available for Sale
                                        ------------------- -------------------
                                                  Estimated           Estimated
                                        Amortized  Market   Amortized  Market
                                          Cost      Value     Cost      Value
                                        --------- --------- --------- ---------
  Due in one year or less..............  $   160   $   160  $  7,638  $  7,638
  Due after one year through five
   years...............................    8,514     8,618    90,664    90,764
  Due after five years through ten
   years...............................    2,140     2,178    34,119    34,146
  Due after ten years..................      101        98     1,700     1,715
  Mortgage-backed securities...........   49,847    50,431   171,490   170,029
  Equity securities....................                       10,334    10,258
                                         -------   -------  --------  --------
    Totals.............................  $60,762   $61,485  $315,945  $314,550
                                         =======   =======  ========  ========

  Gross gains of $1,000, $190,000 and $174,000 were realized on the sale of securities during 2000, 1999 and 1998, respectively, and there were no gross realized losses during any of these periods.

  Equity securities are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock. These holdings are required under regulatory guidelines.

4. Loans and Other Real Estate

  Major classification of loans at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                            2000        1999
                                                         ----------  ----------
  Commercial, financial, and agricultural............... $  259,821  $  257,047
  Real estate...........................................  1,098,481     878,897
  Consumer..............................................     75,970      73,388
  Lease financing receivables...........................     58,668      22,046
  Securities brokerage margin loans.....................     29,901      22,551
  Other.................................................     87,599      67,316
                                                         ----------  ----------
  Gross loans...........................................  1,610,440   1,321,245
  Less unearned income..................................       (975)     (1,085)
                                                         ----------  ----------
  Loans, net of unearned income.........................  1,609,465   1,320,160
  Less allowance for loan losses........................    (20,867)    (18,068)
                                                         ----------  ----------
  Net loans............................................. $1,588,598  $1,302,092
                                                         ==========  ==========

  In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $55,541,000 and $50,992,000 at December 31, 2000 and 1999, respectively. During 2000 and 1999, new loans of $42,492,000 and $32,517,000 were funded and repayments totaled $37,943,000 and $25,197,000, respectively.

  Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $3,221,000 and $4,141,000 at December 31, 2000 and 1999, respectively. If the loans of the Company had been current throughout their terms, gross interest income for the years ended December 31, 2000 and 1999, respectively, would have increased by approximately $451,000 and $392,000.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Other real estate at December 31, 2000 and 1999 totaled $1,450,000 and $687,000, respectively.

  At December 31, 2000 and 1999, the recorded investment in loans for which impairment has been recognized totaled $3,221,000 and $4,146,000, respectively, and these loans had a corresponding valuation allowance of $0 and $202,000. Management of the Company believes that the value of these impaired loans on the Company's books is less than the recoverable value of the loans. The Company recognized no interest on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 2000 and 1999 were measured for impairment primarily using the fair value of the collateral.

  The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia, and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

5. Allowance for Loan Losses

  A summary of the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 is as follows (in thousands):

                                                       2000     1999     1998
                                                      -------  -------  -------
  Balance, beginning of year......................... $18,068  $16,540  $14,844
  Provision charged to operations....................   2,003    1,954    1,796
  Additions to allowance through acquisition.........   1,400
                                                      -------  -------  -------
                                                       21,471   18,494   16,640
                                                      -------  -------  -------
  Loans charged off..................................  (1,361)  (1,277)  (1,864)
  Recoveries.........................................     757      851    1,764
                                                      -------  -------  -------
  Net charge-offs....................................    (604)    (426)    (100)
                                                      -------  -------  -------
  Balance, end of year............................... $20,867  $18,068  $16,540
                                                      =======  =======  =======

6. Property, Equipment, and Leasehold Improvements

  Major classifications of property, equipment, and leasehold improvements at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                 2000    1999
                                                                ------- -------
  Land......................................................... $12,931 $10,493
  Buildings and improvements...................................  29,760  28,166
  Leasehold improvements.......................................   6,371   6,066
  Furniture, equipment, and vault..............................  24,901  22,054
  Construction in progress.....................................   3,178   2,117
                                                                ------- -------
                                                                 77,141  68,896
  Less accumulated depreciation and amortization...............  27,764  25,041
                                                                ------- -------
  Property, equipment, and leasehold improvements, net......... $49,377 $43,855
                                                                ======= =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

7. Deposits

  Deposits at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                             2000       1999
                                                          ---------- ----------
  Demand deposit accounts................................ $  226,893 $  210,185
  NOW accounts...........................................    285,475    217,883
  Savings and money market accounts......................    290,350    296,723
  Time deposits less than $100,000.......................    616,249    492,328
  Time deposits of $100,000 or more......................    284,982    225,036
                                                          ---------- ----------
  Total deposits......................................... $1,703,949 $1,442,155
                                                          ========== ==========

  Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 2000 and 1999 were approximately $27,901,000 and $26,696,000, respectively.

8. Short and Long-Term Borrowings

  Short-term debt is summarized as follows (in thousands):

                                                                2000    1999
                                                               ------- -------
   Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 7.4318% and
    7.2113% at December 31, 2000 and 1999, respectively;
    collateralized by the Company's stock in subsidiary
    banks....................................................  $27,439 $16,389

   FHLB debt due at various maturities ranging from June 4,
    2001 through October 12, 2001; bearing interest at fixed
    and variable rates ranging from 6.40% to 6.7575% at
    December 31, 2000; collateralized by FHLB stock and
    certain first mortgages..................................   56,000

   FHLB open ended notes payable, rate varies daily based on
    the FHLB Daily Rate Credit interest price and was 4.55%
    at December 31, 1999; collateralized by FHLB stock and
    certain first mortgage loans.............................            2,000
                                                               ------- -------
   Total short-term borrowings...............................  $83,439 $18,389
                                                               ======= =======


  Long-term debt is summarized as follows (in thousands):

                                                                2000    1999
                                                               ------- -------
   FHLB debt due April 23, 2004; rate varies with LIBOR and
    was 6.48% and 5.9425% at December 31, 2000 and 1999,
    respectively; rate changes to 5.02% from April 23, 2001
    to April 23, 2004; convertible at the option of the FHLB
    on April 23, 2001 to the three month LIBOR advance;
    collateralized by FHLB stock and certain first mortgage
    loans....................................................  $13,700 $13,700

   FHLB debt due at various maturities ranging from June 18,
    2003 through November 10, 2010; bearing interest at fixed
    rates ranging from 4.47% to 6.00% and 4.30% to 5.715% at
    December 31, 2000 and 1999, respectively; convertible at
    the option of the FHLB at dates ranging from February 7,
    2000 to March 26, 2003; collateralized by FHLB stock,
    certain first mortgage loans and pledged available for
    sale securities with a carrying value of $3,851,000 at
    December 31, 1999. Various of these notes were called by
    the FHLB during the year ended December 31, 2000.........   45,000  98,000

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                               2000     1999
                                                              ------- --------
   FHLB debt due at various maturities ranging from July 25,
    2001 through February 11, 2003; bearing interest at a
    variable rate of 6.5275% at December 31, 2000 and at
    fixed and variable rates ranging from 6.05125% to 6.40%
    at December 31, 1999; collateralized by FHLB stock,
    certain first mortgage loans and pledged available for
    sale securities; various of these notes have been
    classified as short-term at December 31, 2000............  25,000   12,000

   Various notes payable.....................................      29       39

   Capital leases payable....................................     197      266
                                                              ------- --------

   Total long-term debt...................................... $83,926 $124,005
                                                              ======= ========

  Certain of these amounts are callable at the option of the FHLB at dates earlier than the stated maturities.

  Aggregate maturities of long-term debt are as follows for fiscal years (in thousands):

                                                                         $    71
     2002...............................................................      54
     2003...............................................................  30,054
     2004...............................................................  18,738
     2005...............................................................  10,009
     Thereafter.........................................................  25,000
                                                                         -------
                                                                         $83,926
                                                                         =======

  The note payable to a third-party bank at December 31, 2000 is payable in full on May 31, 2001. Maximum borrowing under the secured master note agreement is $32,000,000 and interest is payable quarterly. Total interest expense paid on the note was approximately $1,527,000 in 2000, $817,000 in 1999, and $870,000 in 1998.

  At December 31, 2000, the Company has approximately $144,270,000 of available credit with the FHLB in addition to the approximately $139,700,000 above, approximately $4,561,000 of available credit with a regional financial institution, and federal funds lines of approximately $157,700,000 with various correspondent banks, of which approximately $139,700,000 remains available.

  The Company has also pledged approximately $171,000,000 in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility. At December 31, 2000, the Company had access to approximately $136,000,000 under this facility, and had no outstanding borrowings.

  The FHLB has a blanket lien on the Company's 1-4 family mortgage loans in the amount of the outstanding debt.

  Additional details regarding short-term debt are shown below (in thousands):

                                                       2000     1999     1998
                                                      -------  -------  -------
  Average amount outstanding during the year......... $55,472  $23,125  $22,697
  Maximum amount outstanding at any month end........ $86,389  $58,922  $48,147
  Weighted average interest rate:
    During year......................................    7.04%    5.65%    6.42%
    End of year......................................    6.92%    6.92%    5.83%

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

9. Leases

  One of the Company's subsidiary banks leases its main office building from a partnership, which includes a director and a stockholder of the Company, under a noncancelable operating lease expiring in 2020. Leases classified as capital leases include branch offices with a net book value of approximately $115,000 at December 31, 2000. Additionally, several subsidiary banks lease branch offices and equipment under operating leases.

  Minimum future rental payments for the capital and operating leases are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   2001.......................................................  $ 75    $ 1,695
   2002.......................................................    54      1,698
   2003.......................................................    54      1,703
   2004.......................................................    41      1,666
   2005.......................................................    10      1,634
   Thereafter.................................................           26,104
                                                                ----    -------
   Total minimum payments.....................................   234    $34,500
                                                                ----    =======
   Less amount representing interest..........................    37
                                                                ----
   Net capital lease obligation...............................  $197
                                                                ====

  Rent expense charged to operations under operating lease agreements for the years ended December 31, 2000, 1999, and 1998 was approximately $1,522,000, $1,268,000, and $1,342,000, respectively, of which approximately $999,000, $958,000, and $968,000, respectively, during 2000, 1999, and 1998 relate to leases with related parties.

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

  At December 31, 2000 and 1999, unused commitments under lines of credit aggregated approximately $439,866,000 and $426,779,000, of which approximately $19,022,000 and $20,912,000 pertained to related parties, respectively. The Company evaluates each customer's credit worthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

  The Company had approximately $17,750,000 and $14,431,000 in irrevocable standby letters of credit outstanding at December 31, 2000 and 1999, of which approximately $319,000 and $121,000 at December 31, 2000 and 1999, respectively, pertained to related parties. The credit risk involved in issuing letters of credit

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

  The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on legal counsel's opinion, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company's financial condition or results of operations.

11. Employee Benefit Plans

  Prior to December 31, 1999, one of the subsidiary banks, National Bank of Commerce (NBC), maintained a defined benefit pension plan covering substantially all employees of NBC. Effective December 31, 1999, the Company ceased further benefit accruals under the plan, resulting in a curtailment of the plan. The effect of the curtailment was a $1,522,000 reduction in the projected benefit obligation, which was offset by the recognition of a previously unrecognized prior service cost of $13,000 and a portion of the unrecognized net loss of $690,000. The net result of the curtailment was a recorded curtailment gain of $819,000 during the year ended December 31, 1999.

  Benefits are based on years of service and the average monthly earnings for the last sixty months of employment. The Company's policy is to use the "projected unit credit" actuarial method for financial reporting purposes and the "frozen entry age" actuarial method for funding purposes. The components of net pension expense (income) for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                            2000   1999   1998
                                                            -----  -----  -----
Service cost...............................................        $ 659  $ 505
Interest cost.............................................. $ 255    334    261
Expected return on assets..................................  (331)  (360)  (297)
Amortization of transition asset...........................    (2)    (2)    (2)
Amortization of prior service cost.........................            2      2
Recognized net actuarial loss..............................           54     23
                                                            -----  -----  -----
Net periodic pension cost..................................   (78)   687    492
                                                            -----  -----  -----
Gain on curtailment........................................         (819)
                                                            -----  -----  -----
Pension (income) expense................................... $ (78) $(132) $ 492
                                                            =====  =====  =====

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plan's funded status for the years ended December 31, 2000 and 1999, is as follows (in thousands):

                                                                 2000    1999
                                                                ------  ------
Change in benefit obligation
Projected benefit obligation at end of prior year.............. $3,517  $4,975
  Service cost.................................................            659
  Interest cost................................................    255     334
  Actuarial (gain) loss........................................    232    (829)
  Benefits paid................................................   (178)   (100)
  Curtailment..................................................         (1,522)
                                                                ------  ------
Projected benefit obligation at end of year.................... $3,826  $3,517
                                                                ======  ======
Change in plan assets
Fair value of plan assets at end of prior year................. $3,705  $3,737
  Actual return on plan assets.................................    627    (342)
  Employer contributions.......................................            410
  Benefits paid................................................   (178)   (100)
                                                                ------  ------
Fair value of plan assets at end of year....................... $4,154  $3,705
                                                                ======  ======
Funded status
Plan assets in excess of projected benefit obligation.......... $ (327) $ (188)
Unrecognized net loss..........................................   (260)   (324)
Unrecognized net asset at date of initial application..........      7       9
                                                                ------  ------
Accrued pension asset.......................................... $ (580) $ (503)
                                                                ======  ======

  Primary assumptions used to actuarially determine net pension expense are as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
Discount rate................................................. 7.00% 7.50% 7.00%
Expected long-term rate of return on plan assets.............. 9.00% 9.00% 9.00%
Salary increase rate.......................................... 4.25% 4.25% 4.25%

  The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15% of their salary to the plan on a pre-tax basis and the Company matches participants' contributions up to the first 5% of each participant's salary. The Company's matching contribution charged to operations related to this plan, as well as other plans of merged banks, was approximately $935,000, $507,000, and $431,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

  The Company and certain subsidiary banks have deferred compensation plans for the benefit of the Company's former chief executive officer. Payments under the plans commence March 15, 1997 and March 15, 2002, or at his death, if earlier, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. At December 31, 2000 and 1999, the cash surrender value of the policies was $2,403,000 and $2,285,000, respectively. Additionally, the Company and several of its subsidiary banks own life insurance policies to provide for the payment of death benefits related

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES to existing deferred compensation and supplemental income plans maintained for the benefit of certain presidents, employees and directors of such banks. The total cash surrender value of such policies at December 31, 2000 and 1999 was $5,524,000 and $2,355,000, respectively.

  The Company sponsors a Performance Share Plan (the PSP) to offer long-term incentives in addition to current compensation to key executives. The criteria for payment of performance share awards is based upon a comparison of the Company's average return on average equity for an award period to that of a comparison group of bank holding companies. If the Company's results are below the median of the comparison group, no portion of the award is earned. If the Company's results are at or above the 90th percentile, the maximum award is earned. The vesting period for awards is four years. Under the plan, 400,000 shares have been reserved for issuances.

  In accordance with the terms of the PSP, a base grant of 22,500, 14,150, and 14,150 was made in each of the years ended December 31, 2000, 1999, and 1998, respectively. The market value per share was $18.88, $26.75 and $26.38 at each grant date for the years ended December 31, 2000, 1999, and 1998, respectively. During the year ended December 31, 2000, 21,082 shares were awarded to participants. At December 31, 2000, outstanding awards of expected and maximum payouts were 102,181 and 110,415 shares, respectively. Expenses recorded for the PSP was $653,000, $541,000 and $482,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  During 1997, the Company adopted a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 1997 Subsidiary PSP) and granted approximately 20,000 shares, with a market value per share of $25.13, in 1997 to vest over a sixty-three month period. The actual number of shares to be distributed in fiscal 2002 will depend on the subsidiary bank's performance as well as certain conditions to be met by the directors. At December 31, 2000, the expected and maximum payout was 18,261 shares, net of forfeitures. Expense recorded for the Subsidiary PSP was $84,000, $77,000, and $96,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  During 2000, the Company adopted a separate performance share plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 2000 Subsidiary PSP) and granted approximately 20,000 shares, with a market value per share of $19.22 to vest over a sixty-four month period. The actual number of shares to be distributed in fiscal 2005 will depend on the subsidiary bank's performance as well as certain conditions to be met by directors. At December 31, 2000, the expected and maximum payout was 25,000 shares. Expense recorded for the Subsidiary PSP was $30,000 for the year ended December 31, 2000.

  During 1999, the Company adopted the 1999 Long Term Incentive Plan (the LTI
Plan) which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards to eligible employees of the Company. The total number of shares of common stock reserved and available for distribution under the LTI Plan is 300,000 shares. Any awards under the LTI Plan will be in addition to awards made under the PSP. During 2000, the Company granted 160,500 non-qualified stock options under the LTI Plan, which vest over a sixty-month period. Expense recorded for the LTI Plan was $199,000 for the year ended December 31, 2000.

  In connection with the 1998 business combinations, the Company assumed fixed stock option plans of the merged banks. Additionally, the Company had fixed stock option plans with outstanding options granted prior to

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

1997. A summary of the status of the Company's fixed stock options as of December 31, 2000, 1999 and 1998 and changes during each of the three years then ended is presented below:

                                2000              1999              1998
                          ----------------- ----------------- ------------------
                                   Weighted          Weighted           Weighted
                                   Average           Average            Average
                                   Exercise          Exercise           Exercise
                          Shares    Price   Shares    Price    Shares    Price
                          -------  -------- -------  -------- --------  --------
Outstanding, beginning
 of year................  239,371   $10.31  330,057   $ 9.43   487,146   $ 7.98
Granted.................  164,018    18.88    3,518    26.78    11,258    23.54
Exercised...............  (23,983)    8.60  (94,204)    7.83  (168,347)    6.19
                          -------   ------  -------   ------  --------   ------
Outstanding, end of
 year...................  379,406   $14.12  239,371   $10.31   330,057   $ 9.43
                          =======   ======  =======   ======  ========   ======
Options exercisable, end
 of year................  218,906           231,913            258,785
                          =======           =======           ========

  The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                             Options Outstanding
                                          --------------------------
                                                        Remaining
     Exercise                               Number     Contractual     Options
       Price                              Outstanding      Life      Exercisable
     --------                             ----------- -------------- -----------
     $ 5.03..............................     5,631   March 2004         5,631
     $ 5.97..............................     3,518   March 2005         3,518
     $ 6.39..............................    71,865   October 2002      71,865
     $ 9.39..............................    29,290   August 2006       29,290
     $10.00..............................    36,833   November 2004     36,833
     $10.10..............................     4,848   October 2004       4,848
     $11.37..............................     3,518   March 2006         3,518
     $13.00..............................     6,833   November 2005      6,833
     $14.64..............................     4,949   February 2006      4,949
     $14.92..............................     3,518   September 2006     3,518
     $15.29..............................     3,518   March 2007         3,518
     $15.56..............................    26,995   March 2007        26,995
     $17.42..............................     3,518   September 2006     3,518
     $18.88..............................   160,500   December 2010
     $18.95..............................     3,518   September 2006     3,518
     $20.60..............................     3,518   March 2008         3,518
     $26.78..............................     3,518   September 2006     3,518
     $30.02..............................     3,518   September 2006     3,518
                                            -------                    -------
                                            379,406                    218,906
                                            =======                    =======


  The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998 was $5.18, $6.17 and $5.91, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 2000--expected volatility 25.6%, expected dividend yield 3.5%, risk-free interest rate of 5.9%, and an expected life of 7.0 years; 1999--expected volatility 25.0%, expected dividend yield 3.0%, risk-free interest rate of 6.0%, and an expected life of 7.0 years; and 1998--expected volatility .05%, expected dividend yield 1.0%, risk-free interest rate of 5.0%, and an expected life of 7.0 years. Total compensation expense recorded for the fixed stock option plans was $253,000, $53,000 and $90,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Additionally, the Company and two of its subsidiary banks maintain deferral of compensation plans for certain directors who are not employees of the Company. Under the plans, a non-employee director may choose to have all or part of the cash and/or stock equivalents he would normally receive as compensation deferred for future payment, at such time and in such manner as the director specifies at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company's short-term borrowing rate. Dividends earned on stock equivalent portions are credited to the deferral or compensation account in the form of additional stock equivalents. At December 31, 2000 and 1999, the amount deferred under the terms of these plans totaled $1,285,000 and $875,000, respectively. For the years ending December 31, 2000, 1999 and 1998, approximately $410,000, $418,000 and $300,000, respectively, was expensed under these plans.

  One of the Company's subsidiary banks has a deferred compensation plan whereby directors may elect to have all or a portion of their compensation deferred. Expense recognized under the plan was $18,000, $18,000 and $23,000 in 2000, 1999 and 1998, respectively. At December 31, 2000, amounts payable under the plan totaled $98,000.

  During 1999, the Company completed the termination of a merged bank's leveraged employee stock ownership plan as a portion of the ESOP's unallocated shares were sold on the open market in order to satisfy the ESOP's debt with the remaining shares allocated to the participants. Compensation expense related to the ESOP was not material to the Company for 2000, 1999, or 1998.

12. Income Taxes

  The components of the provision for income taxes consist of the following for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                         2000    1999     1998
                                                        ------- -------  ------
Current:
  Federal.............................................. $ 7,995 $10,722  $7,989
  State................................................     199   1,085     760
                                                        ------- -------  ------
Total current expense..................................   8,194  11,807   8,749

Deferred:
  Federal..............................................   2,270  (1,485)   (655)
  State................................................     387     (85)    119
                                                        ------- -------  ------
Total deferred expense (benefit).......................   2,657  (1,570)   (536)
Change in valuation allowance..........................                     (59)
                                                        ------- -------  ------
Total provision for income taxes....................... $10,851 $10,237  $8,154
                                                        ======= =======  ======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  Temporary differences and carryforwards which give rise to a significant portion of the Company's deferred tax assets and liabilities for the years ended December 31, 2000 and 1999 are as follows (in thousands):

                                                                 2000    1999
                                                                ------- -------
Deferred tax assets:
  Loan loss reserve............................................ $ 6,207 $ 5,762
  Other real estate owned basis difference.....................       7       7
  Net operating loss...........................................     146      40
  Deferred compensation........................................   2,314   1,630
  Loan fees....................................................     510     527
  Unrealized loss on securities................................     457   3,424
  Other........................................................     493     138
                                                                ------- -------
Total deferred tax assets......................................  10,134  11,528
Deferred tax liabilities:
  Depreciation and basis difference............................   7,214   2,908
  Other........................................................     225     251
  Core deposits................................................     178     193
                                                                ------- -------
Total deferred tax liabilities.................................   7,617   3,352
                                                                ------- -------
Net deferred tax assets........................................ $ 2,517 $ 8,176
                                                                ======= =======

  The Company did not establish a valuation allowance related to the deferred tax asset recorded at December 31, 2000 and 1999 due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

  Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                      2000     1999     1998
                                                     -------  -------  ------
Provision for income taxes at statutory federal
 income tax rate.................................... $12,340  $11,396  $8,687
Increase (decrease) resulting from:
  State income taxes, net of federal income tax
   benefit..........................................     363      645     541
  Change in valuation allowance.....................                      (59)
  Tax free interest income..........................  (1,383)  (1,283)   (677)
  Nondeductible meals and entertainment.............      96       78      92
  Disallowed interest expense deduction.............      60       97      87
  Goodwill and core deposit amortization............     153      134     103
  General business and other credits................    (861)    (830)   (706)
  Net operating losses..............................                      (55)
  Other, net........................................      83              141
                                                     -------  -------  ------
Total provision for income taxes.................... $10,851  $10,237  $8,154
                                                     =======  =======  ======

  For Federal income tax purposes, one of the Company's subsidiaries has net operating loss carryforwards totaling $310,000 and $488,000 at December 31, 2000 and 1999, respectively, which will expire beginning in 2006. For state income tax purposes, two of the Company's subsidiaries have net operating loss carryforwards and tax credits totaling $464,000 and $817,000 at December 31, 2000 and 1999, respectively.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

13. Noninterest Expense

  The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, the principal components of noninterest expense (in thousands):

                                                         2000    1999    1998
                                                        ------- ------- -------
Salaries and employee benefits......................... $42,531 $37,452 $36,021
Net occupancy expense..................................   8,232   7,265   6,724
Amortization of goodwill...............................     501     387     302
Advertising............................................   1,004   1,028     976
Banking assessments....................................     616     482     473
Data processing expenses...............................   1,291   1,442   2,435
Legal and professional fees............................   2,286   2,911   3,609
Noncredit losses, net of recoveries....................     130     206     129
Other..................................................  13,783  11,282  10,485
                                                        ------- ------- -------
Total noninterest expense.............................. $70,374 $62,455 $61,154
                                                        ======= ======= =======

14. Earnings Per Share

  The following table reflects the reconciliation, after adjusting for stock splits, of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

                                                                       Per Share
                                                        Income  Shares  Amount
                                                        ------- ------ ---------
2000
Basic EPS net income................................... $24,392 11,057   $2.21
                                                                         =====
Effect of dilutive securities options..................            181
                                                        ------- ------
Diluted EPS............................................ $24,392 11,238   $2.17
                                                        ======= ======   =====
1999
Basic EPS net income................................... $22,271 11,079   $2.01
                                                                         =====
Effect of dilutive securities options..................            194
                                                        ------- ------
Diluted EPS............................................ $22,271 11,273   $1.98
                                                        ======= ======   =====
1998
Basic EPS net income................................... $17,372 10,804   $1.61
                                                                         =====
Effect of dilutive securities options..................            369
                                                        ------- ------
Diluted EPS............................................ $17,372 11,173   $1.55
                                                        ======= ======   =====

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

  The estimated fair values of financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                            2000                  1999
                                    --------------------- ---------------------
                                     Carrying              Carrying
                                      Amount   Fair Value   Amount   Fair Value
                                    ---------- ---------- ---------- ----------
Financial assets:
  Cash and due from banks.......... $   76,558 $   76,558 $   73,125 $   73,125
  Interest-bearing deposits in
   other banks.....................      7,630      7,630      6,768      6,768
  Federal funds sold and securities
   purchased under agreements to
   resell..........................     27,818     27,818     33,568     33,568
  Investment securities and
   securities available for sale...    375,312    376,035    345,123    345,245
  Trading securities...............        577        577      2,701      2,701
  Loans............................  1,614,691  1,647,701  1,328,775  1,326,628
Financial liabilities:
  Deposits.........................  1,703,949  1,641,736  1,442,155  1,440,919
  Federal funds purchased;
   securities sold under agreements
   to resell; and treasury, tax,
   and loan account................    166,017    166,017    138,077    138,077
  Short-term borrowings............     83,439     83,439     18,389     18,389
  Long-term debt...................     83,926     84,077    124,005    113,697

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

16. Parent Company

  The condensed financial information of the parent company only as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998 is presented as follows (in thousands):

                                                               2000      1999
                                                             --------  --------
Balance Sheets
Assets:
  Cash...................................................... $  2,908  $  3,964
  Securities available for sale.............................       80        81
  Investments in subsidiaries...............................  182,602   147,994
  Intangibles...............................................    6,124     6,466
  Other assets..............................................    3,190     1,251
                                                             --------  --------
Total assets................................................ $194,904  $159,756
                                                             ========  ========
Liabilities and stockholders' equity:
  Accounts payable.......................................... $  4,590  $  4,899
  Accrued interest payable..................................      411       213
  Short and long-term debt..................................   27,439    16,389
                                                             --------  --------
Total liabilities...........................................   32,440    21,501
Stockholders' equity:
  Common stock..............................................   11,187    11,187
  Additional paid-in capital................................   85,998    81,939
  Retained earnings.........................................   69,648    54,897
  Treasury stock............................................   (3,431)   (3,226)
  Accumulated other comprehensive loss, net of taxes........     (938)   (6,542)
                                                             --------  --------
Total stockholders' equity..................................  162,464   138,255
                                                             --------  --------
Total liabilities and stockholders' equity.................. $194,904  $159,756
                                                             ========  ========

                                                        2000    1999    1998
                                                       ------- ------- -------
Statements of Income
Income:
  Dividends from subsidiaries......................... $ 8,566 $11,909 $ 7,496
  Securities gains....................................       1     148     139
  Other...............................................      40      36      41
                                                       ------- ------- -------
                                                         8,607  12,093   7,676
                                                       ======= ======= =======
Expenses:
  Interest expense....................................   1,527     816     870
  Other expenses......................................   3,089   2,771   3,797
                                                       ------- ------- -------
Total expenses........................................   4,616   3,587   4,667
                                                       ------- ------- -------
Income before equity in undistributed earnings of
 subsidiaries and taxes...............................   3,991   8,506   3,009
Equity in undistributed earnings of subsidiaries......  18,803  12,578  13,059
                                                       ------- ------- -------
Income before income taxes............................  22,794  21,084  16,068
Income tax benefit....................................   1,598   1,187   1,304
                                                       ------- ------- -------
Net income............................................ $24,392 $22,271 $17,372
                                                       ======= ======= =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                                                    2000      1999      1998
                                                  --------  --------  --------
Statements of Cash Flows
Cash flows from operating activities:
Net income....................................... $ 24,392  $ 22,271  $ 17,372
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of investment in consolidated
    subsidiaries in excess of net assets acquired
    and core deposits............................      342       338       334
   Equity in undistributed earnings of
    subsidiaries.................................  (18,777)  (12,578)  (13,059)
   Deferred tax benefit..........................   (1,014)      (87)     (474)
   Other.........................................      601       285       222
   Increase (decrease) in other assets and
    liabilities..................................    2,355    (2,620)    4,147
                                                  --------  --------  --------
    Net cash provided by operating activities....    7,899     7,609     8,542
                                                  --------  --------  --------
Cash flows from investing activities:
Additional investment in subsidiaries............  (10,200)             (1,500)
Decrease in securities available for sale........                256        62
                                                  --------  --------  --------
    Net cash (used in) provided by investing
     activities..................................  (10,200)      256    (1,438)
                                                  --------  --------  --------
Cash flows from financing activities:
Dividends on common stock........................   (9,289)   (7,958)   (5,626)
Change in other liabilities......................        9      (303)
Exercise of stock options........................       63       215     1,858
Net (decrease) increase in borrowings............   11,050     4,889    (3,837)
Purchase of treasury stock.......................     (588)
Treasury stock acquired for purchase business
 combination.....................................             (3,226)
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................    1,245    (6,383)   (7,605)
                                                  --------  --------  --------
    Net (decrease) increase in cash..............   (1,056)    1,482      (501)
Cash, beginning of year..........................    3,964     2,482     2,983
                                                  --------  --------  --------
Cash, end of year................................ $  2,908  $  3,964  $  2,482
                                                  ========  ========  ========

17. Regulatory

  The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 2000, the required reserves totaled $22,983,000.

  At December 31, 2000 and 1999, securities with carrying values of $241,577,000 and $178,398,000, respectively, were pledged to secure U.S. government deposits and other public funds for purposes as required or permitted by law.

  The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company's judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 2000, $41,214,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

  As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The actual capital amounts and ratios of the Company are presented in the table below (in thousands):

                                                                To Be Well
                                             For Capital    Capitalized Under
                                               Adequacy     Prompt Corrective
                                Actual         Purposes     Action Provisions
                            --------------  --------------  -------------------
                             Amount  Ratio   Amount  Ratio    Amount    Ratio
                            -------- -----  -------- -----  ---------- --------
As of December 31, 2000:
Total qualifying capital
 (to risk-weighted
 assets)..................  $170,632 10.04% $135,962 8.00%  $  169,952   10.00%
Tier I capital (to risk-
 weighted assets).........  $149,765  8.82% $ 67,921 4.00%  $  101,851    6.00%
Tier I capital (to average
 assets)..................  $149,765  6.80% $ 88,097 4.00%  $  110,121    5.00%

As of December 31, 1999:
  Total qualifying capital
   (to risk-weighted
   assets)................  $152,790 10.62% $115,096 8.00%  $  143,870   10.00%
  Tier I capital (to risk-
   weighted assets).......  $134,922  9.38% $ 57,536 4.00%  $   86,304    6.00%
  Tier I capital (to
   average assets)........  $134,922  7.18% $ 75,165 4.00%  $   93,957    5.00%

  The actual capital amounts and ratios of National Bank of Commerce, the Company's most significant subsidiary, are presented in the table below (in thousands):

                                                                 To Be Well
                                                For Capital   Capitalized Under
                                                 Adequacy     Prompt Corrective
                                   Actual        Purposes     Action Provisions
                                -------------  -------------  ------------------
                                Amount  Ratio  Amount  Ratio   Amount    Ratio
                                ------- -----  ------- -----  --------- --------
As of December 31, 2000:
  Total qualifying capital (to
   risk-weighted assets)....... $83,688 10.97% $61,030 8.00%  $  76,288   10.00%
  Tier I capital (to risk-
   weighted assets)............ $74,678  9.79% $30,512 4.00%  $  45,768    6.00%
  Tier I capital (to average
   assets)..................... $74,678  7.78% $38,395 4.00%  $  47,994    5.00%

As of December 31, 1999:
  Total qualifying capital (to
   risk-weighted assets)....... $71,854 10.01% $57,426 8.00%  $  71,782   10.00%
  Tier I capital (to risk-
   weighted assets)............ $63,454  8.84% $28,712 4.00%  $  43,068    6.00%
  Tier I capital (to average
   assets)..................... $63,454  7.26% $34,961 4.00%  $  43,701    5.00%

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

18. Segment Reporting

  In addition to traditional commercial and consumer retail banking products, the Company offers trust services, mortgage lending services, investment services, securities brokerage services and insurance services to its customers. The trust division manages the assets of both corporate and individual customers located primarily in the markets served by the Company. The mortgage lending division makes home loans to individuals throughout the state of Alabama. The majority of the loans made are sold to corporate investors, who also service the loans. The investment services division sells fixed income securities and provides trading services to both individual and corporate customers. The securities brokerage division is a full service broker-dealer operation. The insurance division offers a full line of insurance products including life, property and casualty insurance to individual and corporate customers primarily in the state of Alabama. These five divisions, along with the commercial and retail banking division, are considered the Company's reportable segments for financial disclosure purposes.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain overhead expenses are not allocated among the segments. Additionally, the fixed assets utilized by the various divisions are not separately identified by management. Accordingly, the results of operations for the trust, mortgage lending, investment services, securities brokerage, and insurance segments are not indicative of the results which would be achieved if each of the segments were a separate company. Intersegment transactions are accounted for at fair market value.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

  The Company's reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company's consolidated totals (in thousands):


                       Investment Securities           Mortgage             Retail and
                        Services  Brokerage   Trust     Lending   Insurance Commercial  Corporate   Elimination
                        Division   Division  Division Division(2) Division   Banking   Overhead((1)   Entries    Total
                       ---------- ---------- -------- ----------- --------- ---------- ------------ ----------- --------
Year ended December
 31, 2000:
Interest income.......   $          $3,700    $         $  424     $   23    $159,133    $   (61)     $(1,815)  $161,404
Interest expense......               1,805                 315         14      84,592      1,527       (1,815)    86,438
                         ------     ------    ------    ------     ------    --------    -------      -------   --------
Net interest income...               1,895                 109          9      74,541     (1,588)                 74,966
Provision for loan
 losses...............                                                          2,003                              2,003
Noninterest income....    5,867      5,413     2,279     3,866      2,099      13,115         41                  32,680
Noninterest expense...    5,377      6,271     1,308     2,746      1,837      49,807      3,028                  70,374
                         ------     ------    ------    ------     ------    --------    -------      -------   --------
Net income before
 provision for income
 taxes and minority
 interest.............   $  490     $1,037    $  971    $1,229     $  271    $ 35,846    $(4,575)     $         $ 35,269
                         ======     ======    ======    ======     ======    ========    =======      =======   ========
Year ended December
 31, 1999:
Interest income.......   $          $2,053    $         $  527     $   16    $123,904    $   (93)     $  (739)  $125,668
Interest expense......                 955                 348          9      57,894        816         (739)    59,283
                         ------     ------    ------    ------     ------    --------    -------      -------   --------
Net interest income...               1,098                 179          7      66,010       (909)                 66,385
Provision for loan
 losses...............                                                          1,954                              1,954
Noninterest income....    6,624      3,707     2,190     4,240      1,068      12,544        184                  30,557
Noninterest expense...    5,957      4,281     1,149     3,043        875      44,472      2,678                  62,455
                         ------     ------    ------    ------     ------    --------    -------      -------   --------
Net income before
 provision for income
 taxes and minority
 interest.............   $  667     $  524    $1,041    $1,376     $  200    $ 32,128    $(3,403)     $         $ 32,533
                         ======     ======    ======    ======     ======    ========    =======      =======   ========
Year ended December
 31, 1998:
Interest income.......   $          $1,497    $         $  649               $114,448    $   (94)     $  (796)  $115,704
Interest expense......                 401                 395                 55,685        870         (796)    56,555
                         ------     ------    ------    ------               --------    -------      -------   --------
Net interest income...               1,096                 254                 58,763       (964)                 59,149
Provision for loan
 losses...............                                                          1,796                              1,796
Noninterest income....    9,230      2,307     2,101     4,405                 11,128        179                  29,350
Noninterest expense...    7,557      2,943     1,169     2,666                 43,117      3,702                  61,154
                         ------     ------    ------    ------               --------    -------      -------   --------
Net income before
 provision for income
 taxes and minority
 interest.............   $1,673     $  460    $  932    $1,993               $ 24,978    $(4,487)     $         $ 25,549
                         ======     ======    ======    ======               ========    =======      =======   ========

--------
(1) Corporate overhead is comprised primarily of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.
(2) Mortgage lending includes allocated intercompany income totaling $335,000, $247,000 and $102,000 at December 31, 2000, 1999 and 1998, respectively.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

19. Related Party Transactions

  In addition to the previously disclosed related party transactions, the Company received trust fees from related parties of approximately $631,000 in 2000, $629,000 in 1999, and $700,000 in 1998.

20. Treasury Stock Repurchase Plan

  In the second quarter of 2000, the Board of Directors of the Company authorized the repurchase of up to 250,000 shares of the Company's common stock. On October 10, 2000, this stock repurchase program was rescinded by the Board of Directors. A total of 30,000 shares were repurchased prior to the rescission of this plan.

21. Subsequent Event

  On October 10, 2000, the Company entered into a merger agreement with Peoples State Bank, located in Groveland, Florida. Under the terms of the merger agreement, Peoples State Bank merged with a newly formed subsidiary of the Company, whereby Peoples State Bank became a wholly owned subsidiary of the Company. The Company issued approximately 735,000 shares of its common stock to existing Peoples State Bank shareholders at an exchange ratio of
1.164 shares of the Company's common stock for each share of Peoples State Bank common stock. The merger was completed on January 31, 2001. As of December 31, 2000, Peoples State Bank had assets of approximately $122.6 million (unaudited) and net income of $1.1 million (unaudited) for the year ended December 31, 2000. The merger is expected to be accounted for as a pooling of interests.