Form 10-Q
period 2001-03-31
ALABAMA NATIONAL BANCORPORATION
filed 2001-05-14
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

                                Yes X   No_____
                                   ---

             Indicate the number of shares outstanding of each of
                the registrant's classes of common stock, as of
                         the latest practicable date.

            Class                                    Outstanding at May 10, 2001
            -----                                    ---------------------------
Common Stock, $1.00 Par Value                                11,814,528

                                     INDEX

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                                                      PAGE
-----------------------------                                                                      ----
Item 1.    Financial Statements (Unaudited)

           Consolidated statements of condition
           March 31, 2001 and December 31, 2000..................................................    3

           Consolidated statements of income
           Three months ended March 31, 2001 and 2000............................................    4

           Consolidated statements of comprehensive income
           Three months ended March 31, 2001 and 2000............................................    6

           Consolidated statements of cash flows
           Three months ended March 31, 2001 and 2000............................................    7

           Notes to the unaudited consolidated financial statements
           March 31, 2001........................................................................    8


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................   11


Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................   26


PART II. OTHER INFORMATION
--------------------------

Item 6.    Exhibits and Reports on Form 8-K......................................................   26

SIGNATURES.......................................................................................   27

FORWARD-LOOKING INFORMATION
---------------------------

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation ("Alabama National"), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National's best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National's Securities and Exchange Commission filings and other public announcements. Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q. With respect to the adequacy of the allowance for loan losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets.

Part I - Financial Information
------------------------------

                   Item 1 - Financial Statements (Unaudited)
               Alabama National BanCorporation and Subsidiaries
                     Consolidated Statements of Condition
                     ------------------------------------
                     (In thousands, except share amounts)

                                                                                   March 31, 2001        December 31, 2000
                                                                                   --------------        -----------------
Assets
    Cash and due from banks.....................................................     $    83,769              $    80,476
    Interest-bearing deposits in other banks....................................          21,622                    7,630
    Investment securities (market value $116,051 and $61,485, respectively).....         114,537                   60,762
    Securities available for sale...............................................         295,972                  325,297
    Trading securities..........................................................              14                      577
    Federal funds sold and securities purchased under resell agreements.........          85,996                   30,260
    Loans held for sale.........................................................          27,438                    5,226
    Loans.......................................................................       1,726,812                1,711,896
    Unearned income.............................................................          (1,066)                  (1,086)
                                                                                     -----------              -----------
    Loans, net of unearned income...............................................       1,725,746                1,710,810
    Allowance for loan losses...................................................         (22,798)                 (22,368)
                                                                                     -----------              -----------
    Net loans...................................................................       1,702,948                1,688,442
    Property, equipment and leasehold improvements, net.........................          52,297                   52,047
    Intangible assets...........................................................          13,495                   14,347
    Cash surrender value of life insurance......................................          44,215                   44,473
    Receivable from investment division customers...............................          37,230                    7,745
    Other assets................................................................          36,752                   41,003
                                                                                     -----------              -----------
    Totals......................................................................     $ 2,516,285              $ 2,358,285
                                                                                     ===========              ===========

Liabilities and Stockholders' Equity
    Deposits:
      Noninterest bearing.......................................................     $   284,693              $   244,400
      Interest bearing..........................................................       1,594,616                1,562,695
                                                                                     -----------              -----------
    Total deposits..............................................................       1,879,309                1,807,095
    Federal funds purchased and securities sold under repurchase agreements.....         213,205                  166,580
    Treasury, tax and loan accounts.............................................             173                      900
    Short-term borrowings.......................................................          33,000                   91,439
    Payable for securities purchased for investment division customers..........          32,244                    5,568
    Accrued expenses and other liabilities......................................          32,682                   31,173
    Long-term debt..............................................................         147,906                   83,926
                                                                                     -----------              -----------
    Total liabilities...........................................................       2,338,519                2,186,681


    Common stock, $1 par, authorized 17,500,000 shares; issued
      11,921,628 shares at March 31, 2001 and December 31, 2000.................          11,922                   11,922
    Additional paid-in capital..................................................          86,506                   86,115
    Retained earnings...........................................................          80,726                   77,812
    Treasury stock at cost, 128,468 and 136,099 shares at March 31, 2001 and
     December 31, 2000, respectively............................................          (3,239)                  (3,431)
    Accumulated other comprehensive income (loss), net of tax...................           1,851                     (814)
                                                                                     -----------              -----------
    Total stockholders' equity..................................................         177,766                  171,604
                                                                                     -----------              -----------
    Totals......................................................................     $ 2,516,285              $ 2,358,285
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

                                                                For the three months
                                                                   ended March 31,
                                                                   ---------------
                                                               2001               2000
                                                               ----               ----
Interest income:
    Interest and fees on loans ............................       $ 38,279        $ 31,429
    Interest on securities ................................          6,758           5,980
    Interest on deposits in other banks ...................             69              56
    Interest on trading securities ........................             26              40
    Interest on Federal funds sold and securities purchased
      under resell agreements .............................            693             754
                                                                  --------        --------
Total interest income .....................................         45,825          38,259

Interest expense:
    Interest on deposits ..................................         20,248          15,195
    Interest on Federal funds purchased and securities sold
      under repurchase agreements .........................          2,636           1,815
    Interest on long and short-term borrowings ............          2,602           2,101
                                                                  --------        --------
Total interest expense ....................................         25,486          19,111
                                                                  --------        --------
Net interest income .......................................         20,339          19,148
Provision for loan losses .................................            593             566
                                                                  --------        --------
Net interest income after provision for loan losses .......         19,746          18,582

Noninterest income:
    Securities gains ......................................             --              --
    Gain (loss) on disposition of assets ..................             21              (2)
    Service charges on deposit accounts ...................          2,215           1,951
    Investment services income ............................          3,706           1,264
    Securities brokerage income ...........................          1,712           1,304
    Trust department income ...............................            670             570
    Origination and sale of mortgage loans ................          1,315             788
    Bank owned life insurance .............................            548             477
    Insurance commissions .................................            515             587
    Other .................................................          1,105             855
                                                                  --------        --------
Total noninterest income ..................................         11,807           7,794

               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)

                                                                               For the three months
                                                                                  ended March 31,
                                                                                  ---------------
                                                                              2001               2000
                                                                              ----               ----
Noninterest expense:
    Salaries and employee benefits .........................................       11,291            9,480
    Commission based compensation ..........................................        3,044            1,077
    Occupancy and equipment expenses .......................................        2,532            2,107
    Other ..................................................................        6,092            5,097
                                                                                  -------          -------
Total noninterest expense ..................................................       22,959           17,761
                                                                                  -------          -------

Income before provision for income taxes ...................................        8,594            8,615
Provision for income taxes .................................................        2,751            2,659
                                                                                  -------          -------
Net income .................................................................      $ 5,843          $ 5,956
                                                                                  =======          =======

Net income per common share (basic) ........................................      $   .50          $   .50
                                                                                  =======          =======

Weighted average common shares outstanding (basic) .........................       11,788           11,801
                                                                                  =======          =======

Net income per common share (diluted) ......................................      $   .49          $   .50
                                                                                  =======          =======

Weighted average common and common equivalent shares outstanding (diluted)..       12,027           11,930
                                                                                  =======          =======

See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
          Consolidated Statements of Comprehensive Income (Unaudited)
          -----------------------------------------------------------
                                (In thousands)

                                                                      For the three months
                                                                        ended March 31,
                                                                        ---------------
                                                                    2001               2000
                                                                    ----               ----
Net income ...................................................        $ 5,843           $ 5,956
Other comprehensive income (loss):
    Unrealized gains (losses) on securities available for sale          4,047              (662)
Less:  Reclassification adjustment for net gains included
    in net income ............................................             --                --
                                                                      -------           -------
Other comprehensive income (loss), before tax ................          4,047              (662)
Provision for (benefit from) income taxes related to
    items of other comprehensive income ......................          1,382              (289)
                                                                      -------           -------
Other comprehensive income (loss), net of tax ................          2,665              (373)
                                                                      -------           -------
Comprehensive income .........................................        $ 8,508           $ 5,583
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

                                                                                      For the three months
                                                                                        ended March 31,
                                                                                        ---------------
                                                                                    2001               2000
                                                                                    ----               ----
Net cash flows provided by operating activities ..................................  $  10,757          $  10,211

Cash flows from investing activities:
Proceeds from maturities of investment securities ................................      5,256              2,478
Purchases of investment securities ...............................................    (59,032)           (15,963)
Purchases of securities available for sale .......................................    (29,045)           (26,860)
Proceeds from sale of securities available for sale ..............................         --                125
Proceeds from maturities of securities available for sale ........................     62,456             25,410
Net (increase) decrease in interest bearing deposits in other banks ..............    (13,992)               576
Net (increase) decrease in Federal funds sold and securities purchased
    under resell agreements ......................................................    (55,736)             6,002
Net increase in loans ............................................................    (38,185)           (61,521)
Purchases of property, equipment and leasehold improvements ......................     (1,248)            (2,900)
Premiums returned (cash paid) for bank-owned life insurance ......................        791             (7,500)
Costs capitalized on other real estate owned .....................................         --                 (8)
Proceeds from sale of other real estate owned ....................................        303                305
Proceeds from sale of property, equipment and leasehold improvements .............         51                 --
                                                                                    ---------          ---------
Net cash used in investing activities ............................................   (128,381)           (79,856)
                                                                                    ---------          ---------

Cash flows from financing activities:
Net increase in deposits .........................................................     72,214             97,568
Increase (decrease) in Federal funds purchased and securities sold
    under agreements to repurchase ...............................................     46,625            (11,909)
Net increase (decrease) in short and long-term borrowings and capital leases......      4,814             (5,108)
Exercise of stock options ........................................................        (14)                --
Changes incidental to merger .....................................................        (10)                --
Dividends on common stock ........................................................     (2,712)            (2,419)
                                                                                    ---------          ---------
Net cash provided by financing activities ........................................    120,917             78,132
                                                                                    ---------          ---------

Increase in cash and cash equivalents ............................................      3,293              8,487
Cash and cash equivalents, beginning of period ...................................     80,476             78,345
                                                                                    ---------          ---------
Cash and cash equivalents, end of period .........................................  $  83,769          $  86,832
                                                                                    =========          =========

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans ...............................  $   1,468          $     671
                                                                                    =========          =========
Adjustment to market value of securities available for sale, net
    of deferred income taxes .....................................................  $   2,665          $    (373)
                                                                                    =========          =========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Form 10-K for the year ended December 31, 2000.

NOTE B - COMMITMENT AND CONTINGENCIES
-------------------------------------

Alabama National's subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125

Effective January 1, 2001, Alabama National BanCorporation adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125 ("Statement 140"). Statement 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Since Alabama National BanCorporation has not entered into any securitization or asset transfer transactions, there has been no financial statement impact since the adoption of this statement.

Derivative Investments and Hedging Activities

Effective January 1, 2001, Alabama National BanCorporation adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Alabama National's derivative activities at March 31, 2001, relate solely to the interest rate lock commitments (IRLCs), which Alabama National has entered into with certain customers for specific short-term periods of time. These IRLCs relate to prospective mortgage loans, which Alabama National originates and then immediately transfers to secondary mortgage servicers. The transfer of these IRLCs allows Alabama National to pass financial risk associated with potential changes in interest rates on to secondary mortgage servicers. Alabama National also reduces its financial risk associated with mortgage lending by utilizing "best efforts" agreements with secondary mortgage servicers. These agreements relieve Alabama National of its liability to deliver if a mortgage loan fails to close.

The adoption of Statement 133 as of January 1, 2001, did not have a material impact on the financial position or results of operations of Alabama National BanCorporation, as of and for the period ended March 31, 2001.

NOTE D  - MERGERS AND ACQUISITIONS
----------------------------------

On January 31, 2001, Peoples State Bank of Groveland merged with a newly formed subsidiary of Alabama National, whereby Peoples State Bank became a wholly owned subsidiary of Alabama National. Pursuant to the Peoples State Bank merger each share of Peoples State Bank common stock was converted into 1.164 shares of Alabama National common stock. A total of 734,609 shares of Alabama National common stock were issued to Peoples State Bank shareholders. The Peoples State Bank merger was accounted for as a pooling of interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except dividends per share.

Separate results of Alabama National and Peoples State Bank are presented below:

                                              Three months ended
                                              ------------------
                                         March 31, 2001  March 31, 2000
                                         --------------  --------------
 Net interest income
        Alabama National BanCorporation        $ 18,979        $ 17,908
        Peoples State Bank                        1,360           1,240
                                               --------        --------

 As currently reported                         $ 20,339        $ 19,148
                                               ========        ========


 Net income

        Alabama National BanCorporation(1)     $  5,879        $  5,658
        Peoples State Bank (2)                      (36)            298
                                               --------        --------

 As currently reported                         $  5,843        $  5,956
                                               ========        ========


--------------------------------
(1) Includes $314,000 of after-tax merger-related expenses during the three months ended March 31, 2001.

(2) Includes $467,000 of after-tax merger-related expenses during the three months ended March 31, 2001.

NOTE E  - EARNINGS PER SHARE
----------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 2001 and 2000.

                                                                      Per Share
                                           Income         Shares        Amount
                                           ------         ------        ------
                                        (In thousands, except per share amounts)

THREE MONTHS ENDED MARCH 31, 2001
Basic EPS net income ...................     $ 5,843        11,788        $ 0.50
                                                                          ======
Effect of dilutive securities                      -           239
                                             -------        ------
Diluted EPS ............................     $ 5,843        12,027        $ 0.49
                                             =======        ======        ======

THREE MONTHS ENDED MARCH 31, 2000
Basic EPS net income ...................     $ 5,956        11,801        $ 0.50
                                                                          ======
Effect of dilutive securities                      -           129
                                             -------        ------
Diluted EPS ............................     $ 5,956        11,930        $ 0.50
                                             =======        ======        ======

NOTE F - SEGMENT REPORTING
--------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National's consolidated totals (in thousands).

                                     Investment  Securities           Mortgage            Retail and
                                      Services   Brokerage   Trust    Lending  Insurance  Commercial Corporate  Elimination
                                      Division   Division   Division  Division  Division    Banking   Overhead    Entries    Total
                                      --------   --------   --------  --------  --------    -------   --------    -------    -----
Three months ended March 31, 2001:
---------------------------------
Interest income                         $     -   $  706   $     -   $   178    $    5    $ 45,511    $    (12)  $ (563)   $ 45,825
Interest expenses                                    220                 137         3      25,235         454     (563)     25,486
                                      ----------------------------------------------------------------------------------------------
Net interest income                                  486                  41         2      20,276        (466)              20,339
Provision for loan losses                                                                      593                              593
Noninterest income                        3,706    1,712       670     1,358       515       3,835          11               11,807
Noninterest expense                       2,694    1,891       352       902       503      15,439       1,178               22,959
                                      ----------------------------------------------------------------------------------------------
Net income before tax                   $ 1,012   $  307   $   318   $   497    $   14    $  8,079    $ (1,633)  $    -    $  8,594
                                      ==============================================================================================

Three months ended March 31, 2000:
---------------------------------
Interest income                         $     -   $  644   $     -   $    87    $    3    $ 38,086    $    (21)  $ (540)   $ 38,259
Interest expenses                                    273                  55         2      19,044         277     (540)     19,111
                                      ----------------------------------------------------------------------------------------------
Net interest income                                  371                  32         1      19,042        (298)              19,148
Provision for loan losses                                                                      566                              566
Noninterest income                        1,264    1,304       570       846       587       3,214           9                7,794
Noninterest expense                       1,219    1,413       331       637       522      12,851         788               17,761
                                      ----------------------------------------------------------------------------------------------
Net income before tax                   $    45   $  262   $   239   $   241    $   66    $  8,839    $ (1,077)  $    -    $  8,615
                                      ==============================================================================================

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Basis of Presentation
---------------------

The following is a discussion and analysis of the consolidated financial condition of Alabama National and results of operations as of the dates and for the periods indicated. On January 31, 2001, Peoples State Bank of Groveland merged with a newly formed subsidiary of Alabama National, whereby Peoples State Bank became a wholly owned subsidiary of Alabama National. Pursuant to the Peoples State Bank merger each share of Peoples State Bank common stock was converted into 1.164 shares of Alabama National common stock. A total of 734,609 shares of Alabama National common stock were issued to Peoples State Bank shareholders. The Peoples State Bank merger was accounted for as a pooling of interests and, accordingly, financial statements for all periods have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except dividends per share. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of Alabama National conform with generally accepted accounting principles and with general financial services industry practices.

This information should be read in conjunction with Alabama National's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Alabama National's Annual Report on Form 10-K for the year ended December 31, 2000.

Performance Overview
--------------------

During the three month period ended March 31, 2001, Alabama National completed the acquisition of Peoples State Bank and incurred various expenses related to the acquisition. The table below compares net income, earnings per share, return on average assets and return on average stockholders' equity for the three month period ended March 31, 2001, showing the effect of these merger-related expenses.




                      EFFECTS OF MERGER-RELATED EXPENSES
         (Amounts in thousands, except per share data and percentages)

                                                                                        Three Months
                                                                                       March 31, 2001
                                                                                       --------------
Net income, before tax-effected merger-related expenses.............................   $        6,624
After-tax merger-related and associated restructuring charges.......................             (781)
                                                                                       --------------
Net income..........................................................................   $        5,843
                                                                                       ==============

Diluted income per common share, before tax-effected merger-related expenses........   $         0.55
Effect of after-tax merger-related and associated restructuring charges.............            (0.06)
                                                                                       --------------
Diluted net income per common share.................................................   $         0.49
                                                                                       ==============

Return on average assets, before tax-effected merger-related expenses...............             1.12%
Effect of after-tax merger-related and associated restructuring charges.............             (.14)
                                                                                       ---------------
Return on average assets............................................................             0.98%
                                                                                       ==============

Return on average equity, before tax-effected merger-related expenses...............            15.28%
Effect of after-tax merger-related and associated restructuring charges.............            (1.80)
                                                                                       --------------
Return on average equity, before tax-effected merger-related expenses...............            13.48%
                                                                                       ==============

Alabama National's net income for the three month period ended March 31, 2001 (the "2001 three months") was $5.84 million compared to $5.96 million for the three months ended March 31, 2000 (the "2000 three months"). Net income per diluted common share for the 2001 three months and the 2000 three months was $0.49 and $0.50, respectively. Excluding after tax merger-related charges relating to the Peoples State Bank merger, Alabama National's net income for the 2001 three months was $6.62 million compared to $5.96 million for the 2000 three months, and net income per diluted common share for the 2001 three months and the 2000 three months was $0.55 and $0.50, respectively.

The annualized return on average assets for Alabama National was 0.98% and 1.17% for the 2001 three months and the 2000 three months, respectively. On an operating basis, the annualized return on average equity was 1.12% and 1.17% for the 2001 three months and the 2000 three months, respectively. The annualized return on average stockholders' equity decreased for the 2001 three months to 13.48%, as compared to 16.16% for the 2000 three months. On an operating basis, the annualized return on average stockholders' equity decreased for the 2001 three months to 15.28%, as compared to 16.16% for the 2000 three months. Book value per share at March 31, 2001 was $15.07, an increase of $0.51 from year-end 2000. Tangible book value per share at March 31, 2001 was $13.93, an increase of $0.59 from year-end 2000. Alabama National paid cash dividends totaling $0.23 on common shares during the 2001 three months, compared to $0.21 paid on common shares during the 2000 three months.

Net Income
----------

The net income for the 2001 three months includes after-tax merger-related charges relating to the Peoples State Bank merger totaling $781,000. These charges pre-tax consist of approximately $135,000 in legal and accounting fees, $385,000 in employment-related expenses, $300,000 in advisory fees/commissions, $121,000 in technology conversion charges, and $57,000 in other charges. The merger related charges were substantially offset by growth in noninterest income and net interest income, which is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Net interest income in the 2001 three months totaled $20.3 million compared to $19.1 million during the 2000 three months, an increase of $1.2 million, or 6.2%. Noninterest income in the 2001 three months totaled $11.8 million compared to $7.8 million during the 2000 three months, an increase of $4.0 million, or 51.5%. The increased net interest income and noninterest income were offset by an increase in noninterest expense of $5.2 million to $23.0 million for the 2001 three months, compared with $17.8 million for the 2000 three months, an increase of 29.3%.

Average earning assets for the 2001 three months increased by approximately $340.9 million as compared to the 2000 three months, as average interest-bearing liabilities increased $309.5 million. The average taxable equivalent rate earned on assets was 8.50% for the 2001 three months compared to 8.34% for the 2000 three months. The average rate paid on interest-bearing liabilities was 5.34% for the 2001 three months compared to 4.73% for the 2000 three months. The net interest margin for the 2001 three months was 3.75%, compared to 4.15% for the 2000 three months. The reduction in net interest margin resulted because the rate paid on interest-bearing liabilities increased more rapidly than the yield earned on average earning assets, due to Alabama National's reliance on more costly funding sources.

The following table depicts, on a taxable equivalent basis for the 2001 and 2000 three months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                              Three months ended March 31,
                                                            -----------------------------------------------------------------
                                                                         2001                               2000
                                                            -------------------------------    -------------------------------
                                                              Average     Income/    Yield/      Average     Income/    Yield/
                                                              Balance     Expense     Cost       Balance     Expense     Cost
                                                            -----------  --------  --------    ----------   --------   -------
 Assets:
 Earning assets:
   Loans (1) (3)........................................    $ 1,730,094  $ 38,344      8.99%   $1,438,897   $ 31,482      8.80%
   Securities:
    Taxable.............................................        380,464     6,379      6.80       328,303      5,606      6.87
    Tax exempt..........................................         30,281       574      7.69        32,562        562      6.94
   Cash balances in other banks.........................          6,577        69      4.25         3,936         56      5.72
   Funds sold...........................................         48,864       693      5.75        50,683        754      5.98
   Trading account securities...........................          1,574        26      6.70         2,533         40      6.35
                                                            -----------  --------              ----------   --------
       Total earning assets (2).........................      2,197,854    46,085      8.50     1,856,914     38,500      8.34
                                                            -----------  --------              ----------   --------
 Cash and due from banks................................         81,501                            73,130
 Premises and equipment.................................         52,127                            47,605
 Other assets...........................................         99,800                            88,745
 Allowance for loan losses..............................        (22,635)                          (19,366)
                                                            -----------                        ----------
       Total assets.....................................      2,408,647                        $2,047,028
                                                            ===========                        ==========

 Liabilities:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts................    $   291,564     2,434      3.39    $  240,477      1,774      2.97
   Savings deposits.....................................        307,153     2,722      3.59       322,964      2,745      3.42
   Time deposits........................................        965,129    15,092      6.34       778,918     10,676      5.51
   Funds purchased......................................        189,982     2,636      5.63       135,356      1,882      5.59
   Other short-term borrowings..........................         42,708       689      6.54        26,587        438      6.63
   Long-term debt.......................................        139,566     1,913      5.56       122,301      1,596      5.25
                                                            -----------  --------              ----------   --------
        Total interest-bearing liabilities..............      1,936,102    25,486      5.34     1,626,603     19,111      4.73
                                                            -----------  --------              ----------   --------
 Demand deposits........................................        244,615                           237,324
 Accrued interest and other liabilities.................         52,121                            34,846
 Stockholders' equity...................................        175,809                           148,255
                                                            -----------                        ---------
     Total liabilities and stockholders' equity.........    $ 2,408,647                        $2,047,028
                                                            ===========                        ==========

 Net interest spread....................................                                3.16%                             3.61%
                                                                                        ====                              ====
 Net interest income/margin on
   a taxable equivalent basis...........................                   20,599       3.80%                 19,389      4.20%
                                                                                        ====                              ====
 Tax equivalent adjustment (2)..........................                      260                                241
                                                                         --------                          ---------
 Net interest income/margin.............................                 $ 20,339       3.75%              $  19,148      4.15%
                                                                         ========       ====               =========      ====

----------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,061,000 and $819,000 are included in interest and fees on loans for the three months ended March 31, 2001 and 2000, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2001 three months compared to the 2000 three months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.



                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                               Three Months Ended March 31,
                                           ------------------------------------
                                                   2001 Compared to 2000
                                                      Variance Due to
                                           ------------------------------------
                                             Volume      Yield/Rate      Total
                                           ------------------------------------
 Earning assets:
 Loans......................................  $ 6,200        $ 662      $ 6,862
 Securities:
   Taxable..................................    1,158         (385)         773
   Tax exempt...............................     (187)         199           12
 Cash balances in other banks...............       93          (80)          13
 Funds sold.................................      (29)         (32)         (61)
 Trading account securities.................      (28)          14          (14)
                                              -------        -----      -------

      Total interest income.................    7,207          378        7,585

 Interest-bearing liabilities:
 Interest-bearing transaction accounts......      396          264          660
 Savings and money market deposits..........     (556)         533          (23)
 Time deposits..............................    2,709        1,707        4,416
 Funds purchased............................      741           13          754
 Other short-term borrowings................      292          (41)         251
 Long-term debt.............................      224           93          317
                                              -------      -------      -------

      Total interest expense................    3,806        2,569        6,375
                                              -------      -------      -------
      Net interest income on a taxable
        equivalent basis....................  $ 3,401      $(2,191)       1,210
                                              =======      =======
 Taxable equivalent adjustment..............                                (19)
                                                                        -------
 Net interest income........................                            $ 1,191
                                                                        =======

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $593,000 for the 2001 three months, compared to $566,000 recorded in the 2000 three months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.32% at March 31, 2001, compared to 1.31% at December 31, 2000.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                    -------------

Total noninterest income for the 2001 three months was $11.8 million, compared to $7.8 million for the 2000 three months, an increase of 51.5%. The components of noninterest income include service charges on deposits, investment services revenue, securities brokerage revenue, trust department revenue, insurance commissions, and fees relating to the origination and sale of mortgage loans. Service charges on deposits were $2.2 million in the 2001 three months, compared to $2.0 million in the 2000 three months. Revenue from the investment division totaled $3.7 million in the 2001 three months, an increase of $2.4 million, or 193.2%, as compared to $1.3 million recorded in the 2000 three months. The substantial increase in revenue in the investment division was due to increased liquidity of community banks served by this division and the decline of falling interest rates during the 2001 three months, both of which led to increased demand for fixed income securities by its customers. The securities brokerage revenue increased 31.3% to $1.7 million in the 2001 three months, compared to $1.3 million for the 2000 three months. This increase is attributable to continued expansion in the number of customers and total customer assets under management by the securities brokerage division. Trust fee revenue increased 17.5% from the 2000 three months to $670,000. Insurance commissions decreased 12.3% from the 2000 three months to $515,000. Fees generated from the origination and sale of mortgages increased to $1.3 million for the 2001 three months from $788,000 in the 2000 three months, representing a 66.9% increase. This increase is primarily a result of declining interest rates and the impact the interest rate environment has on refinancing and new mortgage origination activity. Other noninterest income for the 2001 three months was $1.1 million, compared to $855,000 for the 2000 three months.

Noninterest expense was $23.0 million for the 2001 three months, compared to $17.8 million for the 2000 three months. The 2001 three months includes $997,000 of merger-related charges associated with the acquisition of Peoples State Bank. Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $11.3 million for the 2001 three months compared to $9.5 million for the 2000 three months. The increase in salaries and employee benefits represents general staffing increases concurrent with expansion of offices and business lines and merit compensation increases. Commission based compensation was $3.0 million for the 2001 three months compared to $1.1 million for the 2000 three months. The increase in commission based compensation is attributable to increased production in the mortgage, securities brokerage and investment divisions. Net occupancy expenses increased $425,000, or 20.2%, during the 2001 three months. The 2001 three months includes a full quarter of expenses related to three banking branches opened during 2000 and the acquisition of two banking branches during August of 2000. Other noninterest expense increased to $6.1 million in the 2001 three months, compared with $5.1 million in the 2000 three months.

Income tax expense was $2.8 million for the 2001 three months, compared to $2.7 million for the 2000 three months. The effective tax rates for the 2001 three months and 2000 three months were 32.0% and 30.9%, respectively. The increase in the effective tax rate for the 2001 three months is due to merger-related charges that are not deductible for federal or state taxes. These effective tax rates are also impacted by other items of income and expense that are not subject to federal or state taxation.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on March 31, 2001. Loans, net of unearned income, were $1.73 billion or 68.6% of total assets at March 31, 2001, compared to $1.71 billion or 72.5% at December 31, 2000. Loans grew $14.9 million, or 0.87%, during the 2001 three months. The following table details the composition of the loan portfolio by category at the dates indicated:

                          COMPOSITION OF LOAN PORTFOLIO
                   (Amounts in thousands, except percentages)

                                                             March 31, 2001           December 31, 2000
                                                             --------------           -----------------
                                                                       Percent                   Percent
                                                          Amount       of Total     Amount      of Total
                                                        -----------    --------   ----------    --------
 Commercial, financial and
   agricultural.....................................    $   275,510      15.96%   $  275,107       16.07%
 Real estate:
   Construction.....................................        190,014      11.00       185,814       10.85
   Mortgage - residential...........................        499,419      28.92       490,152       28.63
   Mortgage - commercial............................        508,889      29.47       498,858       29.14
   Mortgage - other.................................          3,866        .22         4,238         .25
 Consumer...........................................         77,983       4.52        79,458        4.64
 Lease financing receivables........................         58,794       3.40        58,668        3.43
 Securities brokerage margin loans..................         25,489       1.48        29,901        1.75
 Other..............................................         86,848       5.03        89,700        5.24
                                                        -----------    -------    ----------    --------

   Total gross loans................................      1,726,812     100.00%    1,711,896      100.00%
                                                                       =======                  ========
 Unearned income....................................         (1,066)                  (1,086)
                                                        -----------               ----------
   Total loans, net of
     unearned income................................      1,725,746                1,710,810
 Allowance for loan losses..........................        (22,798)                 (22,368)
                                                        -----------               ----------
   Total net loans..................................    $ 1,702,948               $1,688,442
                                                        ===========               ==========

The carrying value of investment securities increased $53.8 million in the 2001 three months. During the 2001 three months, Alabama National purchased $59.0 million of investment securities and received $5.3 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $29.3 million in the 2001 three months. During the 2001 three months, purchases of available for sale securities totaled $29.0 million and maturities, calls, and sales of available for sale securities totaled $62.5 million. Unrealized gains on available for sale securities totaled $1.4 million net of income taxes, during the 2001 three months.

Trading account securities, which had a balance of $14,000 at March 31, 2001, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $86.0 million at March 31, 2001 and $30.3 million at December 31, 2000.

Deposits and Other Funding Sources
----------------------------------

Deposits increased $72.2 million from December 31, 2000, to $1.88 billion at March 31, 2001. All categories of deposits experienced growth during the 2001 three months, except for savings accounts and money markets which decreased slightly.

Federal funds purchased and securities sold under agreements to repurchase totaled $213.2 million at March 31, 2001, an increase of $46.6 million from December 31, 2000. The treasury, tax and loan account decreased to $173,000 at March 31, 2001, compared with $900,000 at December 31, 2000. Short-term borrowings at March 31, 2001 totaled $33.0 million, including a note payable to a third party bank of $28.0 million and advances from the Federal Home Loan Bank ("FHLB") totaling $5.0 million.

Alabama National's short-term borrowings at March 31, 2001 and December 31, 2000 is summarized as follows:

                             SHORT-TERM BORROWINGS
                            (Amounts in thousands)

                                                                                      March 31,     December 31,
                                                                                        2001             2000
                                                                                        ----             ----
Note payable to third party bank under secured master note agreement;
rate varies with LIBOR and was 5.73% and 7.4318% at March 31, 2001 and
December 31, 2000, respectively; collateralized by the Company's stock
in subsidiary banks.                                                                   $28,000         $27,439

FHLB debt due at various maturities ranging from April 23, 2001 through
October 12, 2001; bearing interest at fixed and variable rates ranging from 5.08375% to 6.40% and 6.40% to 6.7575% at March 31, 2001 and
December 31, 2000, respectively; collateralized by FHLB stock and certain first mortgages. Several of these notes
were called or refinanced during the first quarter of 2001.                              5,000          58,000

FHLB open ended note payable; rate varies daily based on the FHLB Daily
Rate Credit interest price and was 6.35% at December 31, 2000;
collateralized by FHLB stock and certain first mortgage
loans. This note was repaid during the first quarter of 2001.                                            6,000
                                                                                     -------------------------
Total short-term borrowings                                                            $33,000         $91,439
                                                                                     =========================

Alabama National's long-term debt at March 31, 2001 and December 31, 2000 is summarized as follows:

                                LONG-TERM DEBT
                            (Amounts in thousands)

                                                                                      March 31,     December 31,
                                                                                        2001            2000
                                                                                        ----            ----
FHLB debt due April 23, 2004; rate varies with LIBOR and was 5.33125%
and 6.48% at March, 31, 2001 and December 31, 2000, respectively; rate changes to 5.02% from April 23, 2001 to April 23, 2004; convertible at the option of the FHLB on April 23, 2001 to a three month LIBOR
advance; collateralized by FHLB stock and certain first mortgage loans.               $ 13,700        $ 13,700


FHLB debt due at various maturities ranging from
November 5, 2003 through January 12, 2011; bearing interest
at fixed rates ranging from 4.49% to 6.00% and 4.74% to 6.00%
at March 31, 2001 and December 31, 2000, respectively;
convertible at the option of the FHLB at dates ranging from
May 10, 2001 to March 26, 2003; collateralized by FHLB
stock, certain first mortgage loans and pledged available
for sale securities.                                                                  109,000           45,000

FHLB debt due February 11, 2003; interest rate varies with LIBOR and was 6.2275% and 6.5275% at March 31, 2001 and December 31, 2000,
respectively; collateralized by FHLB stock and certain first
mortgage loans.                                                                        25,000           25,000

Various notes payable                                                                      27               29

Capital leases payable                                                                    179              197

                                                                                     -------------------------
                                                                                     $147,906         $ 83,926
                                                                                     =========================

Asset Quality
-------------
Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At March 31, 2001, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. It is Alabama National's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

At March 31, 2001, nonperforming assets totaled $6.2 million, compared to $5.1 million at year-end 2000. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.36% at March 31, 2001, compared to 0.30% at December 31, 2000. The following table presents Alabama National's nonperforming assets for the dates indicated.

                              NONPERFORMING ASSETS
                   (Amounts in thousands, except percentages)

                                                    March 31,   December 31,
                                                      2001         2000
                                                      ----         ----

Nonaccrual loans ..................................   $   4,128    $   3,642
Restructured loans ................................          --           --
Loans past due 90 days or more and still accruing..          --           --
                                                      ---------    ---------

    Total nonperforming loans .....................       4,128        3,642

Other real estate owned ...........................       2,039        1,468
                                                      ---------    ---------

    Total nonperforming assets ....................   $   6,167    $   5,110
                                                      =========    =========

Allowance for loan losses to period-end loans .....        1.32%        1.31%

Allowance for loan losses to period-end
    nonperforming loans ...........................      552.28       614.17

Allowance for loan losses to period-end
    nonperforming assets ........................      369.68       437.73

Net charge-offs to average loans ................        0.04         0.04

Nonperforming assets to period-end loans
    and other real estate owned .................        0.36         0.30

Nonperforming loans to period-end loans .........        0.24         0.21

Net loan charge-offs for the 2001 three months totaled $163,000, or less than 0.04% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.32% at March 31, 2001, compared to 1.31% at December 31, 2000. The following table analyzes activity in the allowance for loan losses for the 2001 three months.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                  For the Three Months Ended March 31, 2001
                  (Amounts in thousands, except percentages)

 Allowance for loan losses at
      beginning of period ..........................    $ 22,368

 Charge-offs:
      Commercial, financial and agricultural........          92
      Real estate - mortgage .......................          54
      Consumer .....................................         279
                                                        --------
           Total charge-offs .......................         425
                                                        --------
 Recoveries:
      Commercial, financial and agricultural........          55
      Real estate - mortgage .......................         116
      Consumer .....................................          91
                                                        --------
           Total recoveries ........................         262
                                                        --------
            Net charge-offs ........................         163
                                                        --------

 Provision for loan losses .........................         593
                                                        --------

 Allowance for loan losses at
      end of period.................................    $ 22,798
                                                        ========

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 2001, to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Interest Rate Sensitivity
-------------------------

Alabama National monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by Alabama National is simulation analysis, which technique is augmented by "gap" analysis.

In simulation analysis, Alabama National reviews each individual asset and liability category and its projected behavior in various different interest rate environments. These projected behaviors are based upon management's past experiences and upon current competitive environments, including the various environments in the different markets in which Alabama National competes. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output a projection of net interest income. Alabama National also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models. See Market
                                                                      ------
Risk.
----

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

The following table illustrates Alabama National's interest rate sensitivity at March 31, 2001, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                                                                         March 31, 2001
                                                            -----------------------------------------------------------------------
                                                                Zero         After Three       One
                                                               Through         Through       Through
                                                                Three          Twelve         Three     Greater Than
                                                               Months          Months         Years     Three Years      Total
                                                            -------------  ---------------  ---------  -------------  -------------
Assets:
Earning assets:
 Loans (1)................................................    $  861,082     $ 188,026      $ 329,314      $370,634   $ 1,749,056
 Securities (2)...........................................        35,201        58,279        120,665       185,239       399,384
 Trading securities.......................................            14             -              -             -            14
 Interest-bearing deposits in
  other banks.............................................        21,622             -              -             -        21,622
 Funds sold...............................................        85,996             -              -             -        85,996
                                                              ----------     ---------      ---------      --------   -----------
   Total interest-earning assets..........................    $1,003,915     $ 246,305      $ 449,979      $555,873   $ 2,256,072
                                                              ----------     ---------      ---------      --------   -----------

Liabilities:
Interest-bearing liabilities:
  Interest-bearing deposits:
     Demand deposits......................................    $   97,861     $       -      $       -      $202,989   $   300,850
     Savings and money market deposits....................       118,280             -              -       193,691       311,971
     Time deposits (3)....................................       267,815       601,724         87,551        24,705       981,795
  Funds purchased.........................................       213,205             -              -             -       213,205
  Short-term borrowings (4)...............................        31,173         2,000              -             -        33,173
  Long-term debt..........................................        38,705            52          5,036       104,113       147,906
                                                              ----------     ---------      ---------      --------   -----------
   Total interest-bearing liabilities.....................    $  767,039     $ 603,776      $  92,587      $525,498   $ 1,988,900
                                                              ----------     ---------      ---------      --------   -----------

Period gap................................................    $  236,876     $(357,471)     $ 357,392      $ 30,375
                                                              ==========     =========      =========      ========

Cumulative gap............................................    $  236,876     $(120,595)     $ 236,797      $267,172   $   267,172
                                                              ==========     ==========     =========      ========   ===========
Ratio of cumulative gap to total
 earning assets...........................................         10.50%        -5.35%         10.50%        11.84%

______________________________
(1)  Excludes nonaccrual loans of $4,128,000.
(2)  Excludes available for sale equity securities of $11,125,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)  Includes treasury, tax and loan account of $173,000.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At March 31, 2001, mortgage backed securities with a carrying value of $292.4 million, or 11.6% of total assets and essentially every loan, net of unearned income, (totaling $1.73 billion, or 68.6% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.88 billion, or 74.7%, of total assets at March 31, 2001. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

                                  MARKET RISK
                            (Amounts in thousands)

       Change in                 As of March 31, 2001                  As of December 31, 2000
                                 --------------------                  -----------------------
  Prevailing Interest      Net Interest          Change from      Net Interest          Change from
      Rates (1)           Income Amount        Income Amount     Income Amount        Income Amount
      ---------           -------------        -------------     -------------        -------------
 +200 basis points           $ 93,371              7.60%            $ 91,547              5.06%

 +100 basis points             90,200              3.94               89,413              2.61

  0 basis points               86,779                 -               87,136                 -

 -100 basis points             82,470             (4.97)              84,039             (3.55)

 -200 basis points             79,006             (8.96)              81,948             (5.95)

________________________
 (1)  Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 91.8% at March 31, 2001, compared to 94.7% at year-end 2000. Alabama National's liquid assets as a percentage of total deposits were 10.2% at March 31, 2001, compared to 6.55% at year-end 2000. At March 31, 2001, Alabama National had unused federal funds lines of approximately $140.7 million, unused lines at the Federal Home Loan Bank of $157.3 million and an unused credit line with a third party bank of $4.0 million. Alabama National also has access to approximately $150 million via a credit facility with the Federal Reserve Bank of Atlanta. At March 31, 2001 and year-end 2000 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $6.2 million from December 31, 2000, to $177.8 million at March 31, 2001. This increase was attributable to (in thousands):

Net income........................................................    $ 5,843
Dividends.........................................................     (2,712)
Issuance of stock from treasury...................................         53
Additional paid in capital related to stock based compensation....        323
Changes incidental to merger......................................        (10)
Increase in unrealized gain on securities
  available for sale, net of deferred taxes.......................      2,665
                                                                      -------
Net increase......................................................    $ 6,162
                                                                      =======


A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at March 31, 2001. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 2001:

                                             Tier 1 Risk   Total Risk    Tier 1
                                                Based         Based     Leverage
                                                -----         -----     --------

Alabama National BanCorporation...........       8.79%        10.02%      6.81%

National Bank of Commerce of Birmingham...       9.66         10.83       7.87
Alabama Exchange Bank.....................      12.74         13.99       7.49
Bank of Dadeville.........................      11.64         12.81       7.77
Citizens & Peoples Bank, N.A..............      10.40         11.65       7.63
Community Bank of Naples, N.A.............       9.47         10.72       7.00
First American Bank.......................      10.00         11.25       8.11
First Citizens Bank.......................      13.77         14.96       7.17
First Gulf Bank...........................       9.46         10.69       7.14
Georgia State Bank........................      10.21         11.21       7.16
Public Bank...............................       9.56         10.61       7.44
Peoples State Bank........................       9.32         10.57       7.03
Required minimums.........................       4.00          8.00       4.00

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

                   Exhibit  10.1 - Alabama National BanCorporation Plan for the
                             Deferral of Compensation by Key Employees.

                   Exhibit  11 - Computation of Earnings Per Share

(b)  Reports on Form 8-K

                   None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ALABAMA NATIONAL BANCORPORATION

Date:   May 14, 2001       /s/ John H. Holcomb, III
        ------------       ------------------------
                           John H. Holcomb, III, its Chairman and Chief
                           Executive Officer




Date:   May 14, 2001       /s/ William E. Matthews, V.
        ------------       ---------------------------
                           William E. Matthews, V., its Executive Vice
                           President and Chief Financial Officer