Form 10-Q
period 2001-06-30
ALABAMA NATIONAL BANCORPORATION
filed 2001-08-14
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                             Yes    X     No_____
                                  -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 10, 2001
          -----                                   ------------------------------
Common Stock, $1.00 Par Value                                11,837,677

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION                                            PAGE
-----------------------------                                            ----

Item 1.    Financial Statements (Unaudited)

           Consolidated statements of condition
           June 30, 2001 and December 31, 2000..........................    3

           Consolidated statements of income
           Three months ended June 30, 2001 and 2000;
           Six months ended June 30, 2001 and 2000......................    4

           Consolidated statements of comprehensive income
           Three months ended June 30, 2001 and 2000;
           Six months ended June 30, 2001 and 2000......................    8

           Consolidated statements of cash flows
           Six months ended June 30, 2001 and 2000......................   10

           Notes to the unaudited consolidated financial statements
           June 30, 2001................................................   11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...   32

PART II. OTHER INFORMATION
--------------------------

Item 4.    Submission of Matters to a Vote of Security Holders.........    32

Item 6.    Exhibits and Reports on Form 8-K............................    33

SIGNATURES.............................................................    34

FORWARD-LOOKING INFORMATION
---------------------------

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation ("Alabama National"), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National's best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National's Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National's Annual Report on Form 10-K for the year ended December 31, 2000. With respect to the adequacy of the allowance for loan losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

Part I - Financial Information
------------------------------

                   Item 1 - Financial Statements (Unaudited)
               Alabama National BanCorporation and  Subsidiaries
                     Consolidated Statements of Condition
                     ------------------------------------
                     (In thousands, except share amounts)

                                                                                  June 30, 2001  December 31, 2000
                                                                                  -------------  -----------------
Assets
     Cash and due from banks...................................................    $  112,859         $   80,476
     Interest-bearing deposits in other banks .................................        22,913              7,630
     Investment securities (estimated market values of $138,752 and $61,485)...       137,201             60,762
     Securities available for sale.............................................       291,229            325,297
     Trading securities........................................................         1,330                577
     Federal funds sold and securities purchased under resell agreements.......        38,898             30,260
     Loans held for sale.......................................................        21,197              5,226
     Loans.....................................................................     1,788,237          1,711,896
     Unearned income...........................................................        (1,069)            (1,086)
                                                                                   ----------         ----------
     Loans, net of unearned income.............................................     1,787,168          1,710,810
     Allowance for loan losses.................................................       (23,277)           (22,368)
                                                                                   ----------         ----------
     Net loans.................................................................     1,763,891          1,688,442
     Property, equipment and leasehold improvements, net.......................        52,993             52,047
     Intangible assets.........................................................        13,206             14,347
     Cash surrender value of life insurance....................................        44,769             44,473
     Receivable from investment division customers.............................        59,174              7,745
     Other assets..............................................................        34,207             41,003
                                                                                   ----------         ----------
     Totals....................................................................    $2,593,867         $2,358,285
                                                                                   ==========         ==========

 Liabilities and Stockholders' Equity
     Deposits:
       Noninterest bearing.....................................................    $  301,387         $  244,400
       Interest bearing........................................................     1,567,065          1,562,695
                                                                                   ----------         ----------
     Total deposits............................................................     1,868,452          1,807,095
     Federal funds purchased and securities sold under repurchase agreements...       260,870            166,580
     Treasury, tax and loan accounts...........................................         1,569                900
     Short-term borrowings.....................................................        30,000             91,439
     Payable for securities purchased for investment division customers........        57,211              5,568
     Accrued expenses and other liabilities....................................        33,851             31,173
     Long-term debt............................................................       159,185             83,926
                                                                                   ----------         ----------
     Total liabilities.........................................................     2,411,138          2,186,681

     Common stock, $1 par, authorized 17,500,000 shares; issued 11,921,669 and
       11,921,628 shares at June 30, 2001 and December 31, 2000, respectively..        11,922             11,922
     Additional paid-in capital................................................        86,917             86,115
     Retained earnings.........................................................        84,351             77,812
     Treasury stock at cost, 88,385 and 136,099 shares at June 30, 2001 and
      December 31, 2000, respectively..........................................        (2,229)            (3,431)
     Accumulated other comprehensive income (loss), net of tax.................         1,768               (814)
                                                                                   ----------         ----------
     Total stockholders' equity................................................       182,729            171,604
                                                                                   ----------         ----------
     Totals....................................................................    $2,593,867         $2,358,285
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


                                                                       For the three months
                                                                           ended June 30,
                                                                           --------------
                                                                       2001              2000
                                                                    ---------         ---------
Interest income:
    Interest and fees on loans.................................     $ 37,539          $  34,627
    Interest on securities.....................................        6,874              6,161
    Interest on deposits in other banks........................          169                 68
    Interest on trading securities.............................           33                 22
    Interest on Federal funds sold and securities purchased
      under resell agreements..................................          592                518
                                                                    --------          ---------
Total interest income..........................................       45,207             41,396

Interest expense:
    Interest on deposits.......................................       19,205             16,451
    Interest on Federal funds purchased and securities sold
      under repurchase agreements..............................        2,406              2,495
    Interest on long and short-term borrowings.................        2,443              2,447
                                                                    --------          ---------
Total interest expense.........................................       24,054             21,393
                                                                    --------          ---------
Net interest income............................................       21,153             20,003
Provision for loan losses......................................          701                697
                                                                    --------          ---------
Net interest income after provision for loan losses............       20,452             19,306

Noninterest income:
   Gain (loss) on disposition of assets........................           15                 (6)
   Service charges on deposit accounts.........................        2,339              2,073
   Investment services income..................................        2,806              1,082
   Securities brokerage and trust income.......................        2,163              1,725
   Origination and sale of mortgage loans......................        1,932                947
   Bank owned life insurance...................................          556                532
   Insurance commissions.......................................          457                510
   Other.......................................................        1,140                962
                                                                    --------          ---------
Total noninterest income.......................................       11,408              7,825


               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)

                                                                                      For the three months
                                                                                          ended June 30,
                                                                                          --------------
                                                                                     2001                2000
                                                                                   ---------           --------
Noninterest expense:
     Salaries and employee benefits...........................................        10,785              9,587
     Commission based compensation............................................         2,820              1,076
     Occupancy and equipment expenses.........................................         2,454              2,220
     Other....................................................................         5,630              5,212
                                                                                     -------            -------
 Total noninterest expense....................................................        21,689             18,095
                                                                                     -------            -------

 Income before provision for income taxes.....................................        10,171              9,036
 Provision for income taxes...................................................         3,195              2,818
                                                                                     -------            -------
 Net income...................................................................       $ 6,976            $ 6,218
                                                                                     =======            =======

 Net income per common share (basic)..........................................       $   .59            $   .53
                                                                                     =======            =======

 Weighted average common shares outstanding (basic)...........................        11,821             11,800
                                                                                     =======            =======

 Net income per common share (diluted)........................................       $   .58            $   .52
                                                                                     =======            =======

 Weighted average common and common equivalent shares outstanding (diluted)...        12,089             11,953
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

                                                                          For the six months
                                                                            ended June 30,
                                                                            --------------
                                                                         2001            2000
                                                                         ----            ----
Interest income:
    Interest and fees on loans......................................   $ 75,818        $ 66,056
    Interest on securities..........................................     13,632          12,141
    Interest on deposits in other banks.............................        238             124
    Interest on trading securities..................................         59              62
    Interest on Federal funds sold and securities purchased
      under resell agreements.......................................      1,285           1,272
                                                                       --------        --------
Total interest income...............................................     91,032          79,655

Interest expense:
    Interest on deposits............................................     39,453          31,646
    Interest on Federal funds purchased and securities sold
      under repurchase agreements...................................      5,042           4,310
    Interest on long and short-term borrowings......................      5,045           4,548
                                                                       --------        --------
Total interest expense..............................................     49,540          40,504
                                                                       --------        --------
Net interest income.................................................     41,492          39,151
Provision for loan losses...........................................      1,294           1,263
                                                                       --------        --------
Net interest income after provision for loan losses.................     40,198          37,888

Noninterest income:
    Gain (loss) on disposition of assets............................         36              (8)
    Service charges on deposit accounts.............................      4,554           4,024
    Investment services income......................................      6,512           2,346
    Securities brokerage and trust income...........................      4,545           3,599
    Origination and sale of mortgage loans..........................      3,247           1,735
    Bank owned life insurance.......................................      1,104           1,009
    Insurance commissions...........................................        972           1,097
    Other...........................................................      2,245           1,817
                                                                       --------        --------
Total noninterest income............................................     23,215          15,619

See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited) (Continued)
           ---------------------------------------------------------
                     (In thousands, except per share data)


                                                                                     For the six months
                                                                                       ended June 30,
                                                                                       --------------
                                                                                     2001           2000
                                                                                     ----           ----
Noninterest expense:
    Salaries and employee benefits...............................................    22,076         19,067
    Commission based compensation................................................     5,864          2,153
    Occupancy and equipment expenses.............................................     4,986          4,327
    Other........................................................................    11,722         10,309
                                                                                    -------        -------
Total noninterest expense........................................................    44,648         35,856
                                                                                    -------        -------

Income before provision for income taxes.........................................    18,765         17,651
Provision for income taxes.......................................................     5,946          5,477
                                                                                    -------        -------
Net income.......................................................................   $12,819        $12,174
                                                                                    =======        =======

Net income per common share (basic)..............................................   $  1.09        $  1.03
                                                                                    =======        =======

Weighted average common shares outstanding (basic)...............................    11,805         11,801
                                                                                    =======        =======

Net income per common share (diluted)............................................   $  1.06        $  1.02
                                                                                    =======        =======

Weighted average common and common equivalent shares outstanding (diluted).......    12,080         11,947
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

                                                                              For the three months
                                                                                 ended June 30,
                                                                                 --------------
                                                                             2001               2000
                                                                             ----               ----
 Net income..........................................................     $   6,976          $   6,218
 Other comprehensive income (loss):
     Unrealized gains (losses) on securities available for sale......           (79)            (1,212)
 Less:  Reclassification adjustment for net gains included
     in net income...................................................             -                  -
                                                                          ---------          ---------
 Other comprehensive income (loss), before tax.......................           (79)            (1,212)
 Provision for (benefit from) income taxes related to
     items of other comprehensive income.............................             4               (421)
                                                                          ---------          ---------
 Other comprehensive income (loss), net of tax.......................           (83)              (791)
                                                                          ---------          ---------
 Comprehensive income................................................     $   6,893          $   5,427
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

                                                                                 For the six months
                                                                                   ended June 30,
                                                                                   --------------
                                                                               2001               2000
                                                                               ----               ----
Net income...............................................................   $  12,819          $  12,174
Other comprehensive income (loss):
     Unrealized gains (losses) on securities available for sale..........       3,968             (1,874)
Less:  Reclassification adjustment for net gains included
     in net income.......................................................           -                  -
                                                                            ---------          ---------
Other comprehensive income (loss), before tax............................       3,968             (1,874)
Provision for (benefit from) income taxes related to
     items of other comprehensive income.................................       1,386               (710)
                                                                            ---------          ---------
Other comprehensive income (loss), net of tax............................       2,582             (1,164)
                                                                            ---------          ---------
Comprehensive income.....................................................   $  15,401          $  11,010
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

                                                                                   For the six months
                                                                                     ended June 30,
                                                                                     --------------
                                                                                  2001           2000
                                                                                  ----           ----
Net cash flows provided by operating activities.............................  $  24,592       $  10,455

Cash flows from investing activities:
Proceeds from maturities of investment securities...........................     16,838           4,500
Puchases of investment securities...........................................    (93,272)        (20,954)
Purchases of securities available for sale..................................    (77,220)        (34,481)
Proceeds from sale of securities available for sale.........................        --              125
Proceeds from maturities of securities available for sale...................    115,366          44,593
Net (increase) decrease in interest bearing deposits in other banks.........    (15,283)          5,008
Net (increase) decrease in federal funds sold and securities purchased
    under resell agreements.................................................     (8,638)         13,698
Net increase in loans.......................................................    (94,021)       (163,950)
Purchases of property, equipment and leasehold improvements.................     (2,934)         (4,533)
Premiums returned (cash paid) for bank-owned life insurance.................        791          (8,138)
Costs capitalized on other real estate owned................................         --             (48)
Proceeds from sale of other real estate owned...............................      1,175             475
Proceeds from sale of property, equipment and leasehold improvements........         52               8
                                                                              ---------       ---------
Net cash used in investing activities.......................................   (157,146)       (163,697)
                                                                              ---------       ---------

Cash flows from financing activities:
Net increase in deposits....................................................     61,357         113,418
Increase in federal funds purchased and securities sold
    under agreements to repurchase..........................................     94,290          39,392
Net increase in short and long-term borrowings and capital leases...........     14,489          23,696
Exercise of stock options and other stock based compensation................        245               7
Purchase of treasury stock..................................................         --            (491)
Changes incidental to merger................................................        (10)            --
Dividends on common stock...................................................     (5,434)         (4,837)
                                                                              ---------       ---------
Net cash provided by financing activities...................................    164,937         171,185
                                                                              ---------       ---------

Increase in cash and cash equivalents.......................................     32,383          17,943
Cash and cash equivalents, beginning of period..............................     80,476          78,345
                                                                              ---------       ---------
Cash and cash equivalents, end of period....................................  $ 112,859       $  96,288
                                                                              =========       =========

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans..........................  $   1,307       $     693
                                                                              =========       =========
Adjustment to market value of securities available for sale, net
    of deferred income taxes................................................  $   2,582       $  (1,164)
                                                                              =========       =========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Form 10-K for the year ended December 31, 2000.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Derivative Investments and Hedging Activities

Effective January 1, 2001, Alabama National BanCorporation adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Alabama National's derivative activities at June 30, 2001, relate solely to the interest rate lock commitments (IRLCs), which Alabama National has entered into with certain customers for specific short-term periods of time. These IRLCs relate to prospective mortgage loans, which Alabama National originates and then immediately transfers to secondary mortgage servicers. The transfer of these IRLCs allows Alabama National to pass financial risk associated with potential changes in interest rates on to secondary mortgage servicers. Alabama National also reduces its financial risk associated with mortgage lending by utilizing "best efforts" agreements with secondary mortgage servicers. These agreements relieve Alabama National of its liability to deliver if a mortgage loan fails to close. The adoption of Statement 133 as of January 1, 2001, did not have a material impact on the financial position or results of operations of Alabama National BanCorporation, as of and for the period ended June 30, 2001.

Business Combinations

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (Statement 141), Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement supercedes Accounting Principles Board Opinion No.16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchase Enterprises. This statement requires all business combinations within the scope of Statement 141 to be accounted for using the purchase method of accounting. For business combinations completed prior to June 30, 2001, Statement 141 requires companies to recognize intangible assets apart from goodwill and expand the disclosures relating to assets acquired and liabilities assumed. Management is currently evaluating the impact that the adoption of Statement 141 will have on Alabama National's financial statements.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142 (Statement 142), Goodwill and Other Intangible Assets, which is effective for all fiscal years beginning after December 31, 2001. This statement addresses the accounting treatment for intangible assets, which are acquired individually or with a group of other assets, in financial statements upon their acquisition. Statement 142 also addresses the accounting for goodwill and other intangible assets for periods after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the adoption and implementation of Statement 142 and an annual test for the impairment of existing goodwill balances will be required. Management is currently evaluating the impact that the adoption of Statement 142 will have on Alabama National's financial statements.

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

Separate results of Alabama National and Peoples State Bank are presented below:

                                                      Three months ended                Six months ended
                                                 ----------------------------     ----------------------------
                                                 June 30, 2001  June 30, 2000     June 30, 2001  June 30, 2000
                                                 -------------  -------------     -------------  -------------
Net interest income
   Alabama National BanCorporation                  $19,780        $18,694           $38,759        $36,602
   Peoples State Bank                                 1,373          1,309             2,733          2,549
                                                    -------        -------           -------        -------

 As currently reported                              $21,153        $20,003           $41,492        $39,151
                                                    =======        =======           =======        =======
 Net income
   Alabama National BanCorporation (1)              $ 6,494        $ 5,903           $12,373        $11,561
   Peoples State Bank (2)                               482            315               446            613
                                                    -------        -------           -------        -------

 As currently reported                              $ 6,976        $ 6,218           $12,819        $12,174
                                                    =======        =======           =======        =======

_________________
(1) Includes $314,000 of after-tax merger-related expenses during the six months ended June 30, 2001.
(2) Includes $467,000 of after-tax merger-related expenses during the six months ended June 30, 2001.

NOTE E  - EARNINGS PER SHARE
-----------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and six months ended June 30, 2001 and 2000.

                                                                         Per Share
                                              Income        Shares         Amount
                                              ------        ------         ------
                                            (In thousands, except per share amounts)
THREE MONTHS ENDED JUNE 30, 2001
Basic EPS net income.......................  $ 6,976        11,821          $0.59
                                                                            =====
Effect of dilutive securities..............        -           268
                                             -------        ------
Diluted EPS................................  $ 6,976        12,089          $0.58
                                             =======        ======          =====
THREE MONTHS ENDED JUNE 30, 2000
Basic EPS net income.......................  $ 6,218        11,800          $0.53
                                                                            =====
Effect of dilutive securities..............        -           153
                                             -------        ------
Diluted EPS................................  $ 6,218        11,953          $0.52
                                             =======        ======          =====

SIX MONTHS ENDED JUNE 30, 2001
Basic EPS net income.......................  $12,819        11,805          $1.09
                                                                            =====
Effect of dilutive securities..............        -           275
                                             -------        ------
Diluted EPS................................  $12,819        12,080          $1.06
                                             =======        ======          =====

SIX MONTHS ENDED JUNE 30, 2000
Basic EPS net income.......................  $12,174        11,801          $1.03
                                                                            =====
Effect of dilutive securities..............        -           146
                                             -------        ------
Diluted EPS................................  $12,174        11,947          $1.02
                                             =======        ======          =====

NOTE F  - SEGMENT REPORTING
---------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. During the second quarter of 2001, Alabama National has changed its segment disclosures to present the combined results of operations for the securities brokerage and trust divisions into a consolidated segment. This change is due to the similar customer base and products offered by these divisions and reflects management's view that these formerly separate segments should be combined for internal and external monitoring and reporting. Correspondingly, Alabama National has combined these previously separate divisions for both the six-month periods ended June 30, 2001 and June 30, 2000. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National's consolidated totals (in thousands).

                                              Securities
                                 Investment   Brokerage   Mortgage                 Retail and
                                  Services     & Trust     Lending    Insurance    Commercial  Corporate   Elimination
                                  Division    Division    Division     Division     Banking     Overhead     Entries     Total
                                  --------    --------    --------    ---------    ----------  ---------   ----------    -----
Six months ended June 30, 2001:
------------------------------
Interest income                    $   --      $  1,178   $    535     $      5    $ 89,641    $    (25)   $   (302)   $ 91,032
Interest expenses                                   296        372            4      48,353         817        (302)     49,540
                                   ---------------------------------------------------------------------------------------------
Net interest income                                 882        163            1      41,288        (842)                 41,492
Provision for loan losses                                                             1,294                               1,294
Noninterest income                    6,512       4,545      3,291          972       7,875          20                  23,215
Noninterest expense                   4,891       4,460      1,981          975      29,622    $  2,719                  44,648
                                   --------------------------------------------------------------------------------------------
Net income (loss) before tax       $  1,621    $    967   $  1,473     $     (2)   $ 18,247    $ (3,541)   $   --      $ 18,765
                                   ============================================================================================

Six months ended June 30, 2000:
------------------------------
Interest income                    $   --      $  1,635   $    189     $     11    $ 78,666    $    (29)   $   (817)   $ 79,655
Interest expenses                                   817        114            6      39,809         575        (817)     40,504
                                   --------------------------------------------------------------------------------------------
Net interest income                                 818         75            5      38,857        (604)                 39,151
Provision for loan losses                                                             1,263                               1,263
Noninterest income                    2,346       3,599      1,810        1,097       6,757          10                  15,619
Noninterest expense                   2,369       3,502      1,292          998      26,181       1,514                  35,856
                                   --------------------------------------------------------------------------------------------
Net income (loss) before tax       $    (23)   $    915   $    593     $    104    $ 18,170    $ (2,108)   $   --      $ 17,651
                                   ============================================================================================

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

Performance Overview
--------------------

Alabama National's net income was $6.98 million for the second quarter of 2001 (the "2001 second quarter"), compared to $6.22 million for the second quarter of 2000 (the "2000 second quarter"). Net income for the six months ended June 30, 2001 (the "2001 six months") was $12.82 million, compared to $12.17 million for the six months ended June 30, 2000 (the "2000 six months"). Net income per diluted common share for the 2001 and 2000 second quarters was $0.58 and $0.52, respectively. For the 2001 six months, net income per diluted common share was $1.06, compared to $1.02 for the 2000 six months. Excluding after tax merger-related charges incurred during the first quarter of 2001 relating to the Peoples State Bank merger, Alabama National's net income for the 2001 six months was $13.60 million, compared to $12.17 million for the 2000 six months, and net income per diluted common share for the 2001 six months and 2000 six months was $1.13 and $1.02, respectively.

The annualized return on average assets for Alabama National was 1.12% for the 2001 second quarter, compared to 1.17% for the 2000 second quarter. The annualized return on average assets for Alabama National was 1.06% for the 2001 six months, compared to 1.17% for the 2000 six months. The annualized return on average stockholders' equity decreased for the 2001 second quarter to 15.43%, as compared to 16.55% for the 2000 second quarter. The annualized return on average stockholders' equity decreased for the 2001 six months to 14.48%, as compared to 16.36% for the 2000 six months. Excluding the after tax merger-related charges incurred during the first quarter of 2001 relating to the Peoples State Bank merger, the annualized return on average assets and annualized return on stockholders' equity for the 2001 six months were 1.12% and 15.36%, respectively. Book value per share at June 30, 2001 was $15.44, an increase of $0.88 from year-end 2000. Tangible book value per share at June 30, 2001 was $14.33, an increase of $0.99 from year-end 2000. Alabama National paid cash dividends totaling $0.46 on common shares during the 2001 six months, compared to $0.42 paid on common shares during the 2000 six months.

Net Income
----------

The principal reason for the increase in net income for each of the 2001 second quarter and the 2001 six months, compared to the same periods in 2000, was the growth in noninterest income. During the 2001 second quarter noninterest income totaled $11.4 million, compared to $7.8 million in the 2000 second quarter, an increase of 45.8%. During the 2001 six months Alabama National recorded noninterest income of $23.2 million compared to $15.6 million during the 2000 six months, an increase of 48.6%. During each of the 2001 second quarter and 2001 six months, the increase in noninterest income was attributable to increased production and volume from the investment services division, securities brokerage division and from fees earned from the origination and sale of mortgages. Net interest income also increased slightly in each of the 2001 second quarter and 2001 six months compared to the same periods in 2000. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Net interest income increased by $1.2 million, or 5.7%, to $21.2 million during the 2001 second quarter from $20.0 million during the 2000 second quarter. Net interest income increased to $41.5 million during the 2001 six months from $39.2 million during the 2000 six months, representing an increase of $2.3 million, or 6.0%. The increases in noninterest income and net interest income were offset by increases in noninterest expense of $3.6 million to $21.7 million for the 2001 second quarter and $8.8 million to $44.6 million for the 2001 six months, compared to $18.1 million and $35.9 million, respectively for the same periods in 2000. The net income for the 2001 six months includes after-tax merger-related charges relating to the Peoples State Bank merger totaling $781,000. These charges on a pre-tax basis consist of approximately $135,000 in legal and accounting fees, $385,000 in employment-related expenses, $300,000 in advisory fees/commissions, $121,000 in technology conversion charges, and $57,000 in other charges. These pre-tax charges increased noninterest expense for the 2001 six months by $997,000.

Average earning assets for the 2001 second quarter and six months increased by $341.7 million and $341.5 million, respectively, as compared to the same periods in 2000. Average interest-bearing liabilities increased by $295.7 million and $302.8 million during the 2001 second quarter and six months, respectively, as compared to the same periods in 2000. The average taxable equivalent rate earned on assets was 8.00% and 8.25% for the 2001 second quarter and 2001 six months, compared to 8.65% and 8.50% for the 2000 second quarter and 2000 six months, respectively. The average rate paid on interest-bearing liabilities was 4.83% and 5.08% for the 2001 second quarter and 2001 six months, respectively, compared to 5.05% and 4.89% for the 2000 second quarter and 2000 six months, respectively. The net interest margin was 3.72% and 3.74% for the 2001 second quarter and 2001 six months, respectively, compared to 4.15% for each of the 2000 second quarter and 2000 six months. The reduction in net interest margin is largely due to the effects of interest rate reductions by the Federal Reserve during the first six months of 2001. Alabama National's interest earning assets have repriced more quickly than its interest-bearing liabilities. Management anticipates that as more interest-bearing liabilities mature and reprice that the net interest margin will begin to improve.

The following tables depict, on a taxable equivalent basis for the 2001 and 2000 second quarter and six months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                                Six months ended June 30,
                                                  ---------------------------------------------------------------------------------
                                                                     2001                                       2000
                                                  -------------------------------------       -------------------------------------
                                                   Average         Income/      Yield/         Average         Income/      Yield/
                                                   Balance         Expense       Cost          Balance         Expense       Cost
                                                  ----------      ---------    --------       ----------      ---------    --------
 Assets:
 Earning assets:
   Loans (1) (3)................................. $1,759,905       $75,964         8.70%      $1,486,702       $66,161         8.95%
   Securities:
    Taxable......................................    386,664        12,892         6.72          330,423        11,337         6.90
    Tax exempt...................................     29,689         1,120         7.61           32,500         1,218         7.54
   Cash balances in other banks..................     11,939           238         4.02            4,270           124         5.84
   Funds sold....................................     49,215         1,285         5.27           42,017         1,272         6.09
   Trading account securities....................      1,900            59         6.26            1,854            62         6.72
                                                  ----------       -------                    ----------       -------
       Total earning assets (2)..................  2,239,312        91,558         8.25        1,897,766        80,174         8.50
                                                  ----------       -------                    ----------       -------
 Cash and due from banks.........................     81,911                                      75,047
 Premises and equipment..........................     51,993                                      47,775
 Other assets....................................     98,258                                      87,877
 Allowance for loan losses.......................    (22,815)                                    (19,660)
                                                  ----------                                  ----------
        Total assets............................. $2,448,659                                  $2,088,805
                                                  ==========                                  ==========
 Liabilities:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts......... $  299,932         4,675         3.14       $  246,306         3,744         3.06
   Savings deposits..............................    311,536         5,303         3.43          322,610         5,597         3.49
   Time deposits.................................    959,284        29,475         6.20          790,670        22,305         5.67
   Funds purchased...............................    210,188         5,042         4.84          149,679         4,310         5.79
   Other short-term borrowings...................     34,922         1,129         6.52           39,479         1,327         6.76
   Long-term debt................................    152,030         3,916         5.19          116,367         3,221         5.57
                                                  ----------       -------                    ----------       -------
        Total interest-bearing liabilities.......  1,967,892        49,540         5.08        1,665,111        40,504         4.89
                                                  ----------       -------                    ----------       -------
 Demand deposits.................................    253,567                                     241,778
 Accrued interest and other liabilities..........     48,637                                      32,227
 Stockholders' equity............................    178,563                                     149,689
                                                  ----------                                  ----------
     Total liabilities and stockholders' equity.. $2,448,659                                  $2,088,805
                                                  ==========                                  ==========

 Net interest spread.............................                                  3.17%                                       3.61%
                                                                                   ====                                        ====
 Net interest income/margin on
   a taxable equivalent basis....................                   42,018         3.78%                        39,670         4.20%
                                                                                   ====                                        ====
 Tax equivalent adjustment (2)...................                      526                                         519
                                                                   -------                                     -------
 Net interest income/margin......................                  $41,492         3.74%                       $39,151         4.15%
                                                                   =======         ====                        =======         ====

________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $2,084,000 and $1,722,000 are included in interest and fees on loans for the six months ended June 30, 2001 and 2000, respectively.

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                                           Three months ended June 30,
                                                 --------------------------------------------------------------------------
                                                                    2001                                  2000
                                                 -------------------------------------    ---------------------------------
                                                   Average        Income/      Yield/       Average      Income/     Yield/
                                                   Balance        Expense       Cost        Balance      Expense      Cost
                                                 ------------   -----------  ---------    -----------   --------    -------
 Assets:
 Earning assets:
   Loans (1) (3).................................. $1,789,388     $37,620      8.43%      $1,534,507     $34,679      9.09%
   Securities:
    Taxable.......................................    392,796       6,514      6.65          332,543       5,731      6.93
    Tax exempt....................................     29,104         545      7.51           32,438         656      8.13
   Cash balances in other banks...................     17,242         169      3.93            4,604          68      5.94
   Funds sold.....................................     49,562         592      4.79           33,351         518      6.25
   Trading account securities.....................      2,222          33      5.96            1,175          22      7.53
                                                   ----------     -------                 ----------     -------
       Total earning assets (2)...................  2,280,314      45,473      8.00        1,938,618      41,674      8.65
                                                   ----------     -------                 ----------     -------
 Cash and due from banks..........................     82,316                                 76,964
 Premises and equipment...........................     51,860                                 47,945
 Other assets.....................................     96,734                                 87,009
 Allowance for loan losses........................    (22,993)                               (19,954)
                                                   ----------                             ----------
        Total assets.............................. $2,488,231                             $2,130,582
                                                   ==========                             ==========

 Liabilities:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts.......... $  308,208       2,241      2.92       $  252,135       1,970      3.14
   Savings deposits...............................    315,871       2,581      3.28          322,256       2,852      3.56
   Time deposits..................................    953,503      14,383      6.05          802,422      11,629      5.83
   Funds purchased................................    230,172       2,406      4.19          164,002       2,428      5.95
   Other short-term borrowings....................     27,222         440      6.48           52,371         889      6.83
   Long-term debt.................................    164,357       2,003      4.89          110,433       1,625      5.92
                                                   ----------     -------                 ----------     -------
        Total interest-bearing liabilities........  1,999,333      24,054      4.83        1,703,619      21,393      5.05
                                                   ----------     -------                 ----------     -------
 Demand deposits..................................    262,421                                246,232
 Accrued interest and other liabilities...........     45,190                                 29,608
 Stockholders' equity.............................    181,287                                151,123
                                                   ----------                             ----------
     Total liabilities and stockholders' equity... $2,488,231                             $2,130,582
                                                   ==========                             ==========

 Net interest spread..............................                             3.17%                                  3.60%
                                                                               ====                                   ====
 Net interest income/margin on
   a taxable equivalent basis.....................                 21,419      3.77%                      20,281      4.21%
                                                                               ====                                   ====
 Tax equivalent adjustment (2)....................                    266                                    278
                                                                  -------                                -------
 Net interest income/margin.......................                $21,153      3.72%                     $20,003      4.15%
                                                                  =======      ====                      =======      ====

________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,023,000 and $903,000 are included in interest and fees on loans for the three months ended June 30, 2001 and 2000, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2001 second quarter and six months compared to the 2000 second quarter and six months, respectively. For the purposes of these tables, changes, which are not solely attributable to volume or rate, are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                                               Six Months Ended June 30,
                                                   ----------------------------------------------
                                                                 2001 Compared to 2000
                                                                    Variance Due to
                                                   ----------------------------------------------
                                                      Volume         Yield/Rate        Total
                                                   ----------------------------------------------
Earning assets:
 Loans.............................................  $14,962          $(5,159)        $ 9,803
 Securities:
   Taxable.........................................    2,380             (825)          1,555
   Tax exempt......................................     (130)              32             (98)
 Cash balances in other banks......................      230             (116)            114
 Funds sold........................................      393             (380)             13
 Trading account securities........................        4               (7)             (3)
                                                     -------          -------         -------

      Total interest income........................   17,839           (6,455)         11,384

 Interest-bearing liabilities:
 Interest-bearing transaction accounts.............      831              100             931
 Savings and money market deposits.................     (196)             (98)           (294)
 Time deposits.....................................    4,985            2,185           7,170
 Funds purchased...................................    2,544           (1,812)            732
 Other short-term borrowings.......................     (151)             (47)           (198)
 Long-term debt....................................    1,292             (597)            695
                                                     -------          -------         -------

      Total interest expense.......................    9,305             (269)          9,036
                                                     -------          -------         -------
      Net interest income on  a taxable
        equivalent basis...........................  $ 8,534          $(6,186)          2,348
                                                     =======          =======
 Taxable equivalent adjustment.....................                                        (7)
                                                                                      -------
 Net interest income...............................                                   $ 2,341
                                                                                      =======

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                                      Three Months Ended June 30,
                                               -----------------------------------------
                                                         2001 Compared to 2000
                                                             Variance Due to
                                               -----------------------------------------
                                                 Volume         Yield/Rate        Total
                                               -----------------------------------------
Earning assets:
 Loans........................................  $16,141         $(13,200)         $2,941
 Securities:
   Taxable....................................    2,163           (1,380)            783
   Tax exempt.................................      (64)             (47)           (111)
 Cash balances in other banks.................      255             (154)            101
 Funds sold...................................      708             (634)             74
 Trading account securities...................       39              (28)             11
                                                -------         --------          ------

      Total interest income...................   19,242          (15,443)          3,799

 Interest-bearing liabilities:
 Interest-bearing transaction accounts........    1,050             (779)            271
 Savings and money market deposits............      (55)            (216)           (271)
 Time deposits................................    2,294              460           2,754
 Funds purchased..............................    3,318           (3,340)            (22)
 Other short-term borrowings..................     (406)             (43)           (449)
 Long-term debt...............................    1,956           (1,578)            378
                                                -------         --------          ------

      Total interest expense..................    8,157           (5,496)          2,661
                                                -------         --------          ------
      Net interest income on  a taxable
        equivalent basis......................  $11,085         $ (9,947)          1,138
                                                =======         ========
 Taxable equivalent adjustment................                                        12
                                                                                  ------
 Net interest income..........................                                    $1,150
                                                                                  ======

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $701,000 for the 2001 second quarter, virtually unchanged when compared with $697,000 recorded in the 2000 second quarter. The provision for loan losses was $1,294,000 for the 2001 six months, compared to $1,263,000 in the 2000 six months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.30% at June 30, 2001, compared to 1.31% at December 31, 2000.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                     -------------

Total noninterest income for the 2001 second quarter was $11.4 million, compared to $7.8 million for the 2000 second quarter, an increase of 45.8%. For the 2001 six months, noninterest income increased to $23.2 million compared to $15.6 million for the 2000 six months, an increase of 48.6%. The components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, and fees relating to the origination and sale of mortgage loans. Service charges on deposits for the 2001 second quarter and 2000 second quarter were $2.3 million and $2.1 million, respectively. For the 2001 six months, service charge income increased to $4.6 million from $4.0 million for the 2000 six months. Revenue from the investment division totaled $2.8 million in the 2001 second quarter, an increase of $1.7 million, or 159.3%, as compared to $1.1 million recorded in the 2000 second quarter. During the 2001 six months the investment division revenue totaled $6.5 million, an increase of $4.2 million, or 177.6%, as compared to $2.3 million in the 2000 six months. The substantial increase in revenue in the investment division was due to increased liquidity of community banks served by this division and the decline of falling interest rates during 2001, both of which led to increased demand for fixed income securities by its customers. Securities brokerage and trust revenue increased 25.4% to $2.2 million in the 2001 second quarter, compared to $1.7 million in the 2000 second quarter. For the 2001 six months securities brokerage and trust revenue totaled $4.5 million, as compared to $3.6 million during the 2000 six months, an increase of 26.3%. The increase in the securities brokerage and trust division during each period of 2001 is attributable to continued expansion in the number of customers and total customer assets under management by these departments. Insurance commissions totaled $457,000 and $1.0 million during the 2001 second quarter and 2001 six months, respectively, as compared to $510,000 and $1.1 million recorded in the same periods during 2000. The decrease during each period of 2001 is attributable to competitive pressures in the municipal segment of the insurance business. Fees generated from the origination and sale of mortgages increased to $1.9 million for the 2001 second quarter from $947,000 in the 2000 second quarter, representing a 104.0% increase. During the 2001 six months mortgage fees increased to $3.2 million from $1.7 million during the 2000 six months, an increase of 87.1%. This increase is primarily a result of declining interest rates and the impact the interest rate environment has on refinancing and new
mortgage origination activity.   Other noninterest income increased to $1.1
million for the 2001 second quarter compared to $1.0 million during the 2000 second quarter. Other noninterest income increased to $2.2 million during the 2001 six months, an increase of 23.6%, compared to $1.8 million recorded in the 2000 six months.

Noninterest expense was $21.7 million for the 2001 second quarter, compared to $18.1 million for the 2000 second quarter. For the 2001 six months, noninterest expense was $44.6 million, compared to $35.9 million for the 2000 six months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $10.8 million for the 2001 second quarter, compared to $9.6 million for the 2000 second quarter. For the 2001 six months, salaries and employee benefits were $22.1 million, compared to $19.1 million in the 2000 six months. The increase in salaries and employee benefits represents general staffing increases concurrent with expansion of offices and business lines and merit compensation increases. Commission based compensation was $2.8 million for the 2001 second quarter, compared to $1.1 million for the 2000 second quarter. For the 2001 six months, commission based compensation was $5.9 million, compared to $2.2 million in the 2000 six months. The increase in commission based compensation during these periods is attributable to increased production in the mortgage, securities brokerage and investment divisions. Occupancy and equipment expense totaled $2.5 million in the 2001 second quarter and $2.2 million in the 2000 second quarter. Occupancy and equipment expense totaled $5.0 million in the 2001 six months and $4.3 million in the 2000 six months. The 2001 second quarter and six months include expenses related to two banking branches opened in third and fourth quarters of 2000 and expenses related to two banking branches acquired during August of 2000. Other noninterest expense increased to $5.6 million in the 2001 second quarter, compared with $5.2 million in the 2000 second quarter. Other noninterest expense was $11.7 million in the 2001 six months and $10.3 million in the 2000 six months.

Because of an increase in pre-tax income, income tax expense was $3.2 million for the 2001 second quarter. compared to $2.8 million for the 2000 second quarter. For the 2001 six months, income tax expense was $5.9 million, compared to $5.5 million for the 2000 six months. The effective tax rates for the 2001 second quarter and the 2001 six months were 31.4% and 31.7%, respectively, compared to 31.2% and 31.0% for the same periods of 2000. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on June 30, 2001. Loans, net of unearned income, were $1.79 billion, or 68.9% of total assets at June 30, 2001, compared to $1.71 billion, or 72.5% at December 31, 2000. Loans grew $76.4 million, or 4.5%, during the 2001 six months, compared to the 2000 year-end. Average loans grew $273.2 million, or 18.4%, during the 2001 six months, compared to the 2000 six months. The following table details the composition of the loan portfolio by category at the dates indicated:

                         COMPOSITION OF LOAN PORTFOLIO
                  (Amounts in thousands, except percentages)

                                                         June 30, 2001                   December 31, 2000
                                                   ---------------------------        -----------------------
                                                                      Percent                       Percent
                                                       Amount        of Total          Amount       of Total
                                                   ------------     ----------        ----------   ----------
Commercial, financial and
   agricultural.............................       $  270,092          15.11%         $  275,107       16.07%
 Real estate:
   Construction.............................          203,352          11.37             185,814       10.85
   Mortgage - residential...................          506,934          28.35             490,152       28.63
   Mortgage - commercial....................          538,783          30.13             498,858       29.14
   Mortgage - other.........................            4,580            .25               4,238         .25
 Consumer...................................           78,161           4.37              79,458        4.64
 Lease financing receivables................           69,392           3.88              58,668        3.43
 Securities brokerage margin loans..........           20,496           1.15              29,901        1.75
 Other......................................           96,447           5.39              89,700        5.24
                                                   ----------         ------          ----------      ------

   Total gross loans........................        1,788,237         100.00%          1,711,896      100.00%
                                                                      ======                          ======
 Unearned income............................           (1,069)                            (1,086)
                                                   ----------                         ----------
   Total loans, net of
     unearned income........................        1,787,168                          1,710,810
 Allowance for loan losses..................          (23,277)                           (22,368)
                                                   ----------                         ----------
   Total net loans..........................       $1,763,891                         $1,688,442
                                                   ==========                         ==========

The carrying value of investment securities increased $76.4 million in the 2001 six months from $60.8 million at December 31, 2000, to $137.2 million at June 30, 2001. During the 2001 six months, Alabama National purchased $93.3 million of investment securities and received $16.8 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $34.1 million in the 2001 six months from $325.3 million at December 31, 2000, to $291.2 million at June 30, 2001. Purchases of available for sale securities totaled $77.2 million and maturities, calls, and sales of available for sale securities totaled $115.4 million. Unrealized gains on available for sale securities totaled $2.6 million net of income taxes, during the 2001 six months.

Trading account securities, which had a balance of $1.3 million at June 30, 2001, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $38.9 million at June 30, 2001 and $30.3 million at December 31, 2000.

Deposits and Other Funding Sources
----------------------------------

Deposits increased by $61.4 million from year-end 2000, to $1.87 billion at June 30, 2001. All categories of deposits experienced growth during the 2000 six months, except time deposits greater than $100,000. Included in time deposits greater than $100,000 at June 30, 2001 and December 31, 2000, were $25.0 million and $78.1 million of brokered deposits, respectively. Alabama National decreased its reliance on brokered deposits due to increases in the other categories of deposits. Excluding brokered deposits, time deposits greater than $100,000 actually increased during the 2001 six months.

Federal funds purchased and securities sold under agreements to repurchase totaled $260.9 million at June 30, 2001, an increase of $94.3 million from December 31, 2000. The treasury, tax and loan account increased to $1.6 million at June 30, 2001, compared with $900,000 at December 31, 2000. Short-term borrowings at June 30, 2001 totaled $30.0 million, including a note payable to a third party bank of $28.0 million and advances from the Federal Home Loan Bank ("FHLB") totaling $2.0 million.

Alabama National's short-term borrowings at June 30, 2001 and December 31, 2000 are summarized as follows:

                             SHORT-TERM BORROWINGS
                            (Amounts in thousands)

                                                                                June 30,     December 31,
                                                                                  2001          2000
                                                                                --------     -----------
Note payable to third party bank under secured master note
agreement; rate varies with LIBOR and was 4.5838% and 7.4318%
at June 30, 2001 and December 31, 2000, respectively;
collateralized by Alabama National's stock in subsidiary banks.                  $28,000       $27,439

FHLB debt due at various maturities ranging from April 23, 2001 through October 12, 2001; bearing interest at fixed and variable rates ranging from 5.08375% to 6.40% and 6.40% to 6.7575% at
June 30, 2001 and December 31, 2000, respectively; collateralized by FHLB stock and certain first mortgages. Several of these notes
were called or refinanced during the first and second quarters of 2001.            2,000        58,000

FHLB open ended note payable; rate varies daily based on the
FHLB Daily Rate Credit interest price and was 6.35% at December
31, 2000; collateralized by FHLB stock and certain first mortgage
loans. This note was repaid during the first quarter of 2001.                          -         6,000
                                                                              ------------------------
Total short-term borrowings                                                      $30,000       $91,439
                                                                              ========================

Alabama National's long-term debt at June 30, 2001 and December 31, 2000 are summarized as follows:

                                LONG-TERM DEBT
                            (Amounts in thousands)

                                                                                June 30,     December 31,
                                                                                  2001          2000
                                                                                --------     -----------
FHLB debt due April 23, 2004; rate varies with LIBOR and was
6.48% at December 31, 2000; rate changes to 5.02% from April 23,
2001 to April 23, 2004; convertible at the option of the FHLB on
April 23, 2001 to a three month LIBOR advance; collateralized by
FHLB stock and certain first mortgage loans. Advance was called
during 2001 second quarter.                                                     $       -      $13,700

FHLB debt due at various maturities ranging from November 5,
2003 through April 6, 2011; bearing interest at fixed rates
ranging from 3.82% to 6.00% and 4.74% to 6.00% at June 30, 2001 and December 31, 2000, respectively; convertible at the option of the FHLB at dates ranging from July 30, 2001 to March 26, 2003;
collateralized by FHLB stock, certain first mortgage loans and
pledged available for sale securities.                                           134,000        45,000

FHLB debt due February 11, 2003; interest rate varies with LIBOR and was 5.9275% and 6.5275% at June 30, 2001 and December 31,
2000, respectively; collateralized by FHLB stock and certain first
mortgage loans.                                                                   25,000        25,000

Various notes payable                                                                 25            29

Capital leases payable                                                               160           197
                                                                              ------------------------
Total long-term debt                                                            $159,185       $83,926
                                                                              ========================

Asset Quality
-------------

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At June 30, 2001, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. It is Alabama National's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

At June 30, 2001, nonperforming assets totaled $7.0 million, compared to $5.1 million at year-end 2000. Nonperforming assets as a percentage of loans plus other real estate were 0.39% at June 30, 2001, compared to 0.30% at December 31, 2000. The following table presents Alabama National's nonperforming assets for the dates indicated.

                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)

                                                 June 30,   December 31,
                                                  2001         2000
                                                ---------   ------------

Nonaccrual loans...............................   $ 5,404      $ 3,642
Restructured loans.............................         -            -
Loans past due 90 days or more and
  still accruing...............................         -            -
                                                  -------      -------

    Total nonperforming loans..................     5,404        3,642

Other real estate owned........................     1,619        1,468
                                                  -------      -------

    Total nonperforming assets.................   $ 7,023      $ 5,110
                                                  =======      =======

Allowance for loan losses to period-end loans..      1.30%        1.31%

Allowance for loan losses to period-end
    nonperforming loans........................    430.74       614.17

Allowance for loan losses to period-end
    nonperforming assets.......................    331.44       437.73

Net charge-offs to average loans...............      0.04         0.04

Nonperforming assets to period-end loans
    and other real estate owned................      0.39         0.30

Nonperforming loans to period-end loans........      0.30         0.21


Net loan charge-offs for the 2001 six months totaled $385,000, or 0.04% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.30% at June 30, 2001, compared to 1.31% at December 31, 2000. The following table analyzes activity in the allowance for loan losses for the 2001 six months.


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                    For the Six Months Ended June 30, 2001
                  (Amounts in thousands, except percentages)

Allowance for loan losses at beginning of period......................   $22,368

 Charge-offs:
      Commercial, financial and agricultural..........................       114
      Real estate - mortgage..........................................       133
      Consumer........................................................       650
                                                                         -------
           Total charge-offs..........................................       897
                                                                         -------
 Recoveries:
      Commercial, financial and agricultural..........................       143
      Real estate - mortgage..........................................       141
      Consumer........................................................       228
                                                                         -------
           Total recoveries...........................................       512
                                                                         -------
            Net charge-offs...........................................       385
                                                                         -------
 Provision for loan losses............................................     1,294
                                                                         -------
 Allowance for loan losses at end of period...........................   $23,277
                                                                         =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 2001 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National's interest rate sensitivity at June 30, 2001, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.


                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                                                            June 30, 2001
                                             ------------------------------------------------------------------------
                                              Zero        After Three           One
                                             Through        Through           Through
                                              Three         Twelve             Three      Greater Than
                                              Months        Months             Years       Three Years       Total
                                             -------       ----------         --------    ------------     ----------
 Assets:
 Earning assets:
    Loans (1)............................... $863,238       $ 220,016         $333,646       $386,061      $1,802,961
    Securities (2)..........................   24,953          58,406          115,978        217,473         416,810
    Trading securities......................    1,330               -                -              -           1,330
    Interest-bearing deposits in
      other banks...........................   22,913               -                -              -          22,913
    Funds sold..............................   38,898               -                -              -          38,898
                                             --------       ---------         --------       --------      ----------
         Total interest-earning assets...... $951,332       $ 278,422         $449,624       $603,534      $2,282,912

 Liabilities:
 Interest-bearing liabilities:
    Interest-bearing deposits:
        Demand deposits..................... $108,932       $       -         $      -       $203,565      $  312,497
        Savings and money market deposits...  115,344               -                -        200,887         316,231
        Time deposits (3)...................  329,101         499,993           84,050         25,193         938,337
     Funds purchased........................  260,870               -                -              -         260,870
     Short-term borrowings (4)..............   31,569               -                -              -          31,569
     Long-term debt.........................   50,004          50,014           59,036            131         159,185
                                             --------       ---------         --------       --------      ----------
        Total interest-bearing liabilities.. $895,820       $ 550,007         $143,086       $429,776      $2,018,689
                                             ========       =========         ========       ========      ==========

 Period gap................................. $ 55,512       $(271,585)        $306,538       $173,758
                                             ========       =========         ========       ========

 Cumulative gap............................. $ 55,512       $(216,073)        $ 90,465       $264,223      $  264,223
                                             ========       =========         ========       ========      ==========
 Ratio of cumulative gap to total
  earning assets............................     2.43%          -9.46%            3.96%         11.57%

______________
(1) Excludes nonaccural loans of $5,404,000.
(2) Excludes available for sale equity securities of $11,620,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on whih no interest is accuring.
(4) Includes treasury, tax and loan account of $1,569,000.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At June 30, 2001, mortgage backed securities with a carrying value of $330.4 million, or 12.7% of total assets, and essentially every loan, net of unearned income, (totaling $1.79 billion, or 68.9% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.87 billion, or 72.0% of total assets, at June 30, 2001. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis.
Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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


                                  MARKET RISK
                            (Amounts in thousands)

                                 As of June 30, 2001                     As of December 31, 2000
       Change in          ----------------------------------        ----------------------------------
  Prevailing Interest      Net Interest         Change from         Net Interest          Change from
      Rates (1)           Income Amount        Income Amount        Income Amount        Income Amount
----------------------    -------------        -------------        -------------        -------------
 +200 basis points           $98,339                5.43%              $91,547                5.06%

 +100 basis points            96,603                3.57                89,413                2.61

  0 basis points              93,272                   -                87,136                   -

 -100 basis points            88,894               (4.69)               84,039               (3.55)

 -200 basis points            84,245               (9.68)               81,948               (5.95)

________________
(1)  Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 95.6% at June 30, 2001, compared to 94.7% at year-end 2000. Alabama National's liquid assets as a percentage of total deposits were 9.3% at June 30, 2001, compared to 6.6% at year-end 2000. At June 30, 2001, Alabama National had unused federal funds lines of approximately $139.9 million, unused lines at the Federal Home Loan Bank of $148.6 million and an unused credit line with a third party bank of $7.0 million. During the 2001 second quarter, the maximum credit amount under this third party bank facility was increased from $32.0 million to $35.0 million. Alabama National also has access to approximately $142.9 million via a credit facility with the Federal Reserve Bank of Atlanta. At June 30, 2001 and year-end 2000, there were no outstanding borrowings under this Federal Reserve credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $11.1 million from December 31, 2000, to $182.7 million at June 30, 2001. This increase was attributable to the following (in thousands):

Net income...........................................................   $12,819
Dividends............................................................    (5,434)
Issuance of stock from treasury......................................       447
Additional paid in capital related to stock based compensation.......       721
Changes incidental to merger.........................................       (10)
Increase in unrealized gain on securities
  available for sale, net of deferred taxes..........................     2,582
                                                                        -------
Net increase.........................................................   $11,125
                                                                        =======

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at June 30, 2001. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at June 30, 2001:

                                                                      Tier 1 Risk    Total Risk     Tier 1
                                                                         Based         Based       Leverage
                                                                         -----         -----       --------
Alabama National BanCorporation....................................       8.88%        10.11%        6.80%

National Bank of Commerce of Birmingham............................       9.80         10.97         7.83
Alabama Exchange Bank..............................................      12.55         13.80         7.53
Bank of Dadeville..................................................      11.80         13.04         8.00
Citizens & Peoples Bank, N.A.......................................       9.73         10.96         6.90
Community Bank of Naples, N.A......................................       9.86         11.11         6.89
First American Bank................................................       9.71         10.96         8.02
First Citizens Bank................................................      13.46         14.62         7.15
First Gulf Bank....................................................       9.60         10.85         7.03
Georgia State Bank.................................................      10.64         11.68         7.04
Public Bank........................................................       9.36         10.41         7.41
Peoples State Bank.................................................       9.37         10.62         7.12
Required minimums..................................................       4.00          8.00         4.00

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings "Interest Rate Sensitivity" and "Market Risk".

Part II Other Information

Item 4 - Submission of Matters to a Vote of Security-Holders

Alabama National held its Annual Meeting of Stockholders on May 3, 2001. At the meeting, the stockholders of Alabama National were asked to vote on the election of 15 directors to serve until the next annual meeting of stockholders and their successors are elected and qualified. The results of the stockholder voting on this matter is summarized as follows:

                                                                      WITHHOLD
                                                     FOR              AUTHORITY
                                                  ---------           ---------
Election of directors:

  W. Ray Barnes.................................  9,994,091             25,450
  Dan M. David..................................  9,993,718             25,823
  T. Morris Hackney.............................  9,465,490            554,051
  John H. Holcomb, III..........................  9,761,938            257,603
  John D. Johns.................................  9,466,390            553,151
  John J. McMahon, Jr...........................  9,460,242            559,299
  C. Phillip McWane.............................  9,466,278            553,263
  William D. Montgomery.........................  9,994,055             25,486
  Richard Murray, IV............................  9,993,866             25,675
  Drayton Nabers, Jr............................  9,466,242            553,299
  Victor E. Nichol, Jr..........................  9,993,866             25,675
  C. Lloyd Nix..................................  9,990,367             29,174
  G. Ruffner Page, Jr...........................  9,982,030             37,511
  William E. Sexton.............................  9,993,043             26,498
  W. Stancil Starnes............................  9,466,390            553,151

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:      Exhibit 3.1 - Certificate of Incorporation (filed as an
                             Exhibit to Alabama National's Registration
                             Statement on Form S-1 (Commission File no. 33-
                             83800) and incorporated herein by reference).

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

                    Exhibit 10.1 - Fifth Amendment to Credit Agreement between
                             Alabama National BanCorporation and AmSouth Bank dated May 31, 2001.

                    Exhibit 11 - Computation of Earnings Per Share

(b)  Reports on Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ALABAMA NATIONAL BANCORPORATION


Date:  August 13, 2001          /s/John H. Holcomb, III
       ---------------          -----------------------
                                John H. Holcomb, III, its Chairman and Chief
                                Executive Officer



Date: August 13, 2001           /s/William E. Matthews, V.
      ---------------           --------------------------
                                William E. Matthews, V., its  Executive Vice
                                President and Chief Financial Officer