Form 10-Q
period 2001-09-30
ALABAMA NATIONAL BANCORPORATION
filed 2001-11-13
CIK 926966

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ____________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

                                 Yes    X     No
                                       ---      -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at November 13, 2001
          -----                         --------------------------------
Common Stock, $1.00 Par Value                      11,859,193

                                     INDEX

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----
Item 1.  Financial Statements (Unaudited)

         Consolidated statements of condition
         September 30, 2001 and December 31, 2000.........................    3

         Consolidated statements of income
         Three months ended September 30, 2001 and 2000;
         Nine months ended September 30, 2001 and 2000....................    4

         Consolidated statements of comprehensive income
         Three months ended September 30, 2001 and 2000;
         Nine months ended September 30, 2001 and 2000....................    8

         Consolidated condensed statements of cash flows
         Nine months ended September 30, 2001 and 2000....................   10

         Notes to the unaudited consolidated financial statements
         September 30, 2001...............................................   11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   32

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................   32

SIGNATURES................................................................   33

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

Part I - Financial Information

                    Item 1 - Financial Statements (Unaudited)
                Alabama National BanCorporation and Subsidiaries
                      Consolidated Statements of Condition
                      ------------------------------------
                      (In thousands, except share amounts)

                                                                                           September 30, 2001      December 31, 2000
                                                                                           ------------------      -----------------
Assets
     Cash and due from banks................................................................    $   89,617             $   80,476
     Interest-bearing deposits in other banks...............................................        23,373                  7,630
     Investment securities (estimated market values of $185,690 and $61,485)................       182,687                 60,762
     Securities available for sale..........................................................       288,232                325,297
     Trading securities.....................................................................         2,769                    577
     Federal funds sold and securities purchased under resell agreements....................        24,033                 30,260
     Loans held for sale....................................................................        17,582                  5,226
     Loans..................................................................................     1,830,968              1,711,896
     Unearned income........................................................................        (1,043)                (1,086)
                                                                                                ----------             ----------
     Loans, net of unearned income..........................................................     1,829,925              1,710,810
     Allowance for loan losses..............................................................       (23,371)               (22,368)
                                                                                                ----------             ----------
     Net loans..............................................................................     1,806,554              1,688,442
     Property, equipment and leasehold improvements, net....................................        55,072                 52,047
     Intangible assets......................................................................        12,929                 14,347
     Cash surrender value of life insurance.................................................        48,062                 44,473
     Receivable from investment division customers..........................................        65,571                  7,745
     Other assets...........................................................................        37,437                 41,003
                                                                                                ----------             ----------
     Totals.................................................................................    $2,653,918             $2,358,285
                                                                                                ==========             ==========
 Liabilities and Stockholders' Equity
     Deposits:
       Noninterest bearing..................................................................    $  262,994             $  244,400
       Interest bearing.....................................................................     1,605,940              1,562,695
                                                                                                ----------             ----------
     Total deposits.........................................................................     1,868,934              1,807,095
     Federal funds purchased and securities sold under repurchase agreements................       256,105                166,580
     Treasury, tax and loan accounts........................................................         3,325                    900
     Short-term borrowings..................................................................        34,600                 91,439
     Payable for securities purchased for investment division customers.....................        64,816                  5,568
     Accrued expenses and other liabilities.................................................        47,554                 31,173
     Long-term debt.........................................................................       189,104                 83,926
                                                                                                ----------             ----------
     Total liabilities......................................................................     2,464,438              2,186,681

     Common stock, $1 par, authorized 17,500,000 shares; issued 11,921,669 and
       11,921,628 shares at September 30, 2001 and December 31, 2000, respectively..........        11,922                 11,922
     Additional paid-in capital.............................................................        87,862                 86,115
     Retained earnings......................................................................        87,636                 77,812
     Treasury stock at cost, 57,476 and 136,099 shares at September 30, 2001 and
      December 31, 2000, respectively.......................................................        (1,424)                (3,431)
     Accumulated other comprehensive income (loss), net of tax..............................         3,484                   (814)
                                                                                                ----------             ----------
     Total stockholders' equity.............................................................       189,480                171,604
                                                                                                ----------             ----------
     Totals.................................................................................    $2,653,918             $2,358,285
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


                                                                                               For the three months
                                                                                                ended September 30,
                                                                                               --------------------
                                                                                            2001                  2000
                                                                                            ----                  ----
 Interest income:
     Interest and fees on loans.....................................................      $37,056                $37,980
     Interest on securities.........................................................        7,201                  5,997
     Interest on deposits in other banks............................................          162                     28
     Interest on trading securities.................................................           18                     35
     Interest on Federal funds sold and securities purchased
       under resell agreements......................................................          448                    629
                                                                                         --------                -------
 Total interest income..............................................................       44,885                 44,669

 Interest expense:
     Interest on deposits...........................................................        17,603                18,996
     Interest on Federal funds purchased and securities sold
       under repurchase agreements..................................................         2,209                 2,435
     Interest on long and short-term borrowings.....................................         2,532                 2,789
                                                                                          --------               -------
 Total interest expense.............................................................        22,344                24,220
                                                                                          --------               -------
 Net interest income................................................................        22,541                20,449
 Provision for loan losses..........................................................           919                   490
                                                                                          --------               -------
 Net interest income after provision for loan losses................................        21,622                19,959

 Noninterest income:
     Securities gains...............................................................            91                     1
     Gain (loss) on disposition of assets...........................................            24                    (7)
     Service charges on deposit accounts............................................         2,318                 2,095
     Investment services income.....................................................         3,132                 1,603
     Securities brokerage and trust income..........................................         2,092                 1,855
     Origination and sale of mortgage loans.........................................         1,950                   890
     Bank owned life insurance......................................................           618                   515
     Insurance commissions..........................................................           499                   402
     Other..........................................................................         1,011                 1,005
                                                                                          --------               -------
 Total noninterest income...........................................................        11,735                 8,359

                Alabama National BanCorporation and Subsidiaries
           Consolidated Statements of Income (Unaudited)(Continued)
           --------------------------------------------------------
                      (In thousands, except per share data)


                                                                                       For the three months
                                                                                        ended September 30,
                                                                                      -----------------------
                                                                                         2001            2000
                                                                                         ----            ----
 Noninterest expense:
     Salaries and employee benefits................................................     11,026           9,800
     Commission based compensation.................................................      3,053           1,463
     Occupancy and equipment expenses..............................................      2,400           2,303
     Other.........................................................................      5,870           5,230
                                                                                       -------         -------
 Total noninterest expense.........................................................     22,349          18,796
                                                                                       -------         -------
 Income before provision for income taxes..........................................     11,008           9,522
 Provision for income taxes........................................................      3,500           2,966
                                                                                       -------         -------
 Net income........................................................................    $ 7,508         $ 6,556
                                                                                       =======         =======
 Net income per common share (basic)...............................................    $   .63         $   .56
                                                                                       =======         =======
 Weighted average common shares outstanding (basic)................................     11,846          11,782
                                                                                       =======         =======
 Net income per common share (diluted).............................................    $   .62         $   .55
                                                                                       =======         =======
 Weighted average common and common equivalent shares outstanding (diluted)........     12,135          11,954
                                                                                       =======         =======

 See accompanying notes to unaudited consolidated financial statements

               Alabama National BanCorporation and Subsidiaries
                 Consolidated Statement of Income (Unaudited)
                 --------------------------------------------
                     (In thousands, except per share data)


                                                                                            For the nine months
                                                                                            ended September 30,
                                                                                            -------------------
                                                                                         2001                  2000
                                                                                         ----                  ----
Interest income:
 Interest and fees on loans.....................................................       $112,874              $ 104,036
 Interest on securities.........................................................         20,833                 18,138
 Interest on deposits in other banks............................................            400                    152
 Interest on trading securities.................................................             77                     97
 Interest on Federal funds sold and securities purchased
     under resell agreements....................................................          1,733                  1,901
                                                                                       --------               --------
                                                                                        135,917                124,324


Income expense:
 Interest on deposits...........................................................         57,056                 50,642
 Interest on Federal funds purchased and securities sold
     under repurchase agreements................................................          7,251                  6,745
 Interest on long and short-term borrowings.....................................          7,577                  7,337
                                                                                       --------               --------
 Total interest expense.........................................................         71,884                 64,724
                                                                                       --------               --------
 Net interest income............................................................         64,033                 59,600
 Provision for loan losses......................................................          2,213                  1,753
                                                                                       --------               --------
 Net interest income after provision for loan losses............................         61,820                 57,847

Noninterest income:
 Securities gains...............................................................             91                      1
 Gain (loss) on disposition of assets...........................................             60                    (15)
 Service charges on deposit accounts............................................          6,872                  6,119
 Investment services income.....................................................          9,644                  3,949
 Securities brokerage and trust income..........................................          6,637                  5,454
 Origination and sale of mortgage loans.........................................          5,197                  2,625
 Bank owned life insurance......................................................          1,722                  1,524
 Insurance commissions..........................................................          1,471                  1,499
 Other..........................................................................          3,256                  2,822
                                                                                       --------               --------
Total noninterest income........................................................         34,950                 23,978

                Alabama National BanCorporation and Subsidiaries
            Consolidated Statements of Income (Unaudited) (Continued)
            ---------------------------------------------------------
                      (In thousands, except per share data)

                                                                                                    For the nine months
                                                                                                    ended September 30,
                                                                                                    --------------------
                                                                                                  2001               2000
                                                                                                  ----               ----
 Noninterest expense:
     Salaries and employee benefits........................................................       33,102             28,867
     Commission based compensation.........................................................        8,917              3,616
     Occupancy and equipment expenses......................................................        7,386              6,630
     Other.................................................................................       17,592             15,539
                                                                                                 -------            -------
 Total noninterest expense.................................................................       66,997             54,652
                                                                                                 -------            -------

 Income before provision for income taxes..................................................       29,773             27,173
 Provision for income taxes................................................................        9,446              8,443
                                                                                                 -------            -------
 Net income................................................................................      $20,327            $18,730
                                                                                                 =======            =======

 Net income per common share (basic).......................................................      $  1.72            $  1.59
                                                                                                 =======            =======

 Weighted average common shares outstanding (basic)........................................       11,819             11,794
                                                                                                 =======            =======

 Net income per common share (diluted).....................................................      $  1.68            $  1.57
                                                                                                 =======            =======

 Weighted average common and common equivalent shares outstanding (diluted)................       12,116             11,956
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

                                                                                            For the three months
                                                                                             ended September 30,
                                                                                            ---------------------
                                                                                              2001          2000
                                                                                              ----          ----
 Net income..........................................................................        $7,508         $6,556
 Other comprehensive income:
     Unrealized gains on securities available for sale...............................         2,803          3,496
 Less:  Reclassification adjustment for net gains included
     in net income...................................................................            91             --
                                                                                             ------         ------
 Other comprehensive income, before tax..............................................         2,712          3,496
 Provision for income taxes related to
     items of other comprehensive income.............................................           996          1,215
                                                                                             ------         ------
 Other comprehensive income, net of tax..............................................         1,716          2,281
                                                                                             ------         ------
 Comprehensive income................................................................        $9,224         $8,837
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

                                                                                               For the nine months
                                                                                                ended September 30,
                                                                                               --------------------
                                                                                            2001                 2000
                                                                                            ----                 ----
 Net income..........................................................................      $20,327               $18,730
 Other comprehensive income:
     Unrealized gains on securities available for sale...............................        6,771                 1,622
 Less:  Reclassification adjustment for net gains included
     in net income...................................................................           91                    --
                                                                                           -------               -------
 Other comprehensive income, before tax..............................................        6,680                 1,622
 Provision for income taxes related to
     items of other comprehensive income.............................................        2,382                   505
                                                                                           -------               -------
 Other comprehensive income, net of tax..............................................        4,298                 1,117
                                                                                           -------               -------
 Comprehensive income................................................................      $24,625               $19,847
                                                                                           =======               =======

See accompanying notes to unaudited consolidated financial statements

                Alabama National BanCorporation and Subsidiaries
           Consolidated Condensed Statements of Cash Flows (Unaudited)
           -----------------------------------------------------------
                                 (In thousands)

                                                                                                    For the nine months
                                                                                                     ended September 30,
                                                                                                    --------------------
                                                                                                2001                   2000
                                                                                                ----                   ----
 Net cash flows provided by operating activities.......................................       $ 43,862               $ 21,586

 Cash flows from investing activities:
 Proceeds from maturities of investment securities.....................................          40,231                  6,476
 Puchases of investment securities.....................................................        (162,074)               (20,954)
 Purchases of securities available for sale............................................        (112,942)               (41,134)
 Proceeds from sale of securities available for sale...................................           5,234                    126
 Proceeds from maturities of securities available for sale.............................         151,690                 58,903
 Net (increase) decrease in interest bearing deposits in other banks...................         (15,743)                 4,875
 Net (increase) decrease in federal funds sold and securities purchased
     under resell agreements...........................................................           6,227                (10,782)
 Net increase in loans.................................................................        (134,603)              (213,810)
 Purchases of property, equipment and leasehold improvements...........................          (6,470)                (6,645)
 Cash paid for bank-owned life insurance...............................................          (1,869)                (8,338)
 Costs capitalized on other real estate owned..........................................            (152)                   (48)
 Proceeds from sale of other real estate owned.........................................           2,148                    524
 Cash paid in purchase business combination, net of cash received......................              --                (19,019)
 Proceeds from sale of property, equipment and leasehold improvements..................              55                      7
                                                                                              ---------              ---------
 Net cash used in investing activities.................................................        (228,268)              (249,819)
                                                                                              ---------              ---------
 Cash flows from financing activities:
 Net increase in deposits..............................................................          61,839                223,498
 Increase in federal funds purchased and securities sold
     under agreements to repurchase....................................................          89,525                  6,200
 Net increase in short and long-term borrowings and capital leases.....................          50,764                  7,495
 Exercise of stock options and other stock based compensation..........................            (408)                    58
 Purchase of treasury stock............................................................              --                   (588)
 Changes incidental to merger..........................................................             (10)                    --
 Dividends on common stock.............................................................          (8,163)                (7,252)
                                                                                              ---------              ---------
 Net cash provided by financing activities.............................................         193,547                229,411
                                                                                              ---------              ---------

 Increase in cash and cash equivalents.................................................           9,141                  1,178
 Cash and cash equivalents, beginning of period........................................          80,476                 78,345
                                                                                              ---------              ---------
 Cash and cash equivalents, end of period..............................................       $  89,617              $  79,523
                                                                                              =========              =========

 Supplemental schedule of noncash investing and financing activities
 Acquisition of collateral in satisfaction of loans....................................       $   1,922              $     601
                                                                                              =========              =========
 Transfer of property to other real estate owned.......................................       $     465              $      --
                                                                                              =========              =========
 Adjustment to market value of securities available for sale, net
     of deferred income taxes..........................................................       $   4,298              $   1,117
                                                                                              =========              =========
 Assets acquired in purchase business combination......................................       $      --              $  70,293
                                                                                              =========              =========
 Liabilities assumed in purchase business combination..................................       $      --              $  54,361
                                                                                              =========              =========

See accompanying notes to unaudited consolidated financial statements

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National's Form 10-K for the year ended December 31, 2000.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS
---------------------------------------

Derivative Investments and Hedging Activities

Effective January 1, 2001, Alabama National BanCorporation adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Alabama National's derivative activities at September 30, 2001, relate solely to the interest rate lock commitments (IRLCs), which Alabama National has entered into with certain customers for specific short-term periods of time. These IRLCs relate to prospective mortgage loans, which Alabama National originates and then immediately transfers to secondary mortgage servicers. The transfer of these IRLCs allows Alabama National to pass financial risk associated with potential changes in interest rates on to secondary mortgage servicers. Alabama National also reduces its financial risk associated with mortgage lending by utilizing "best efforts" agreements with secondary mortgage servicers. These agreements relieve Alabama National of its liability to deliver if a mortgage loan fails to close. The adoption of Statement 133 as of January 1, 2001, did not have a material impact on the financial position or results of operations of Alabama National BanCorporation, as of and for the period ended September 30, 2001.

Business Combinations

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations ("Statement 141"), which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement supercedes Accounting Principles Board Opinion No.16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchase Enterprises. This statement requires all business combinations within the scope of Statement 141 to be accounted for using the purchase method of accounting. For business combinations completed prior to June 30, 2001, Statement 141 requires companies to recognize intangible assets apart from goodwill and expand the disclosures relating to assets acquired and liabilities assumed. The adoption of

Statement 141 precludes Alabama National from accounting for any business acquisition consummated after June 30, 2001, as a pooling of interests.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which is effective for all fiscal years beginning after December 31, 2001. This statement addresses the accounting treatment for intangible assets, which are acquired individually or with a group of other assets, in financial statements upon their acquisition. Statement 142 also addresses the accounting for goodwill and other intangible assets for periods after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the adoption and implementation of Statement 142 and an annual test for the impairment of existing goodwill balances will be required. Alabama National is currently evaluating the impact that the adoption of Statement 142 will have on Alabama National's financial statements.


NOTE D - MERGERS AND ACQUISITIONS
---------------------------------

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

Separate results of Alabama National and Peoples State Bank are presented below:


                                                      Three months ended September 30,         Nine months ended September 30,
                                                      --------------------------------         -------------------------------
                                                            2001               2000               2001                 2000
                                                            ----               ----               ----                 ----
 Net interest income
        Alabama National BanCorporation............       $21,161            $19,086             $59,920             $55,688
        Peoples State Bank.........................         1,380              1,363               4,113               3,912
                                                          -------            -------             -------             -------

 As currently reported.............................       $22,541            $20,449             $64,033             $59,600
                                                          =======            =======             =======             =======


 Net income
        Alabama National BanCorporation (1)........       $ 7,101            $ 6,206             $19,474             $17,767
        Peoples State Bank (2).....................           407                350                 853                 963
                                                          -------            -------             -------             -------

 As currently reported.............................       $ 7,508            $ 6,556             $20,327             $18,730
                                                          =======            =======             =======             =======

-------------------
(1) Includes $314,000 of after-tax merger-related expenses during the nine months ended September 30, 2001.
(2) Includes $467,000 of after-tax merger-related expenses during the nine months ended September 30, 2001.


On September 6, 2001, Alabama National entered into a merger agreement with Farmers National Bancshares, Inc. ("Farmers National"), a one-bank holding company headquartered in Opelika, Alabama. Under the terms of the merger agreement, Farmers National will merge with and into Alabama National, and

Farmers National's bank subsidiary, The Farmers National Bank of Opelika, will merge with and into First American Bank, headquartered in Decatur, Alabama. Alabama National will issue shares of its common stock to existing shareholders of Farmers National at an exchange ratio of 0.53125 shares of Alabama National common stock for each share of Farmers National common stock. Instead of Alabama National common stock, shareholders of Farmers National can elect to receive $17.27 in cash in exchange for each share of Farmers National common stock, subject to certain limitations. As of September 30, 2001, Farmers National had assets of $194.5 million. The merger with Farmers National is expected to close in the fourth quarter of 2001. The merger is subject to Farmers National shareholder approval and certain regulatory approvals.

NOTE E - EARNINGS PER SHARE
---------------------------

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and nine months ended September 30, 2001 and 2000.


                                                                                        Per Share
                                                              Income         Shares       Amount
                                                              ------         ------       ------
                                                           (In thousands, except per share amounts)
 THREE MONTHS ENDED SEPTEMBER 30, 2001
 Basic EPS net income..................................      $  7,508        11,846       $ 0.63
                                                                                          ======
 Effect of dilutive securities.........................            --           289
                                                             --------        ------
 Diluted EPS...........................................      $  7,508        12,135       $ 0.62
                                                             ========        ======       ======

 THREE MONTHS ENDED SEPTEMBER 30, 2000
 Basic EPS net income..................................      $  6,556        11,782       $ 0.56
                                                                                          ======
 Effect of dilutive securities.........................            --           172
                                                             --------        ------
 Diluted EPS...........................................      $  6,556        11,954       $ 0.55
                                                             ========        ======       ======

 NINE MONTHS ENDED SEPTEMBER 30, 2001
 Basic EPS net income..................................      $ 20,327        11,819       $ 1.72
                                                                                          ======
 Effect of dilutive securities.........................            --           297
                                                            ---------        ------
 Diluted EPS...........................................     $  20,327        12,116       $ 1.68
                                                            =========        ======       ======

 NINE MONTHS ENDED SEPTEMBER 30, 2000
 Basic EPS net income..................................     $  18,730        11,794       $ 1.59
                                                                                          ======
 Effect of dilutive securities.........................            --           162
                                                            ---------        ------
 Diluted EPS...........................................     $  18,730        11,956       $ 1.57
                                                            =========        ======       ======


NOTE F - TREASURY STOCK REPURCHASE PLAN
---------------------------------------

On October 17, 2001, the board of directors of Alabama National authorized the repurchase of up to 300,000 shares of its common stock either through open market purchases, private transactions, or both. The repurchased shares may be used for general corporate purposes, including potential future acquisitions and re-issuance under certain stock benefit plans of Alabama National. The number of shares actually acquired will be subject to management discretion and will depend on subsequent developments, market availability and other factors. The repurchase program does not obligate Alabama National to acquire any particular number of shares and may be suspended at any time at the company's discretion.

NOTE G  - SEGMENT REPORTING
---------------------------

Alabama National's reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National's consolidated totals (in thousands).

                                               Securities
                                  Investment   Brokerage    Mortgage                Retail and
                                   Services     & Trust      Lending    Insurance   Commercial     Corporate  Elimination
                                   Division     Division    Division    Division      Banking      Overhead     Entries       Total
                                  ----------   ----------   --------    ---------   ----------     ---------  -----------     -----
Nine months ended
-----------------
  September 30, 2001:
  ------------------
Interest income..............      $    --      $ 1,601     $   788     $     5      $ 133,936    $    (42)    $   (371)   $ 135,917
Interest expenses............                       364         507           4         70,244       1,136         (371)      71,884
                                   -------------------------------------------------------------------------------------------------
Net interest income..........                     1,237         281           1         63,692      (1,178)                   64,033
Provision for loan losses....                                                            2,213                                 2,213
Noninterest income...........        9,644        6,637       5,307       1,471         11,867          24                    34,950
Noninterest expense..........        7,253        6,623       3,135       1,514         44,914    $  3,558                    66,997
                                   -------------------------------------------------------------------------------------------------
Net income (loss) before tax       $ 2,391      $ 1,251     $ 2,453     $   (42)     $  28,432    $ (4,712)    $     --    $  29,773
                                   =================================================================================================

Nine months ended
-----------------
  September 30, 2000:
  ------------------
Interest income..............      $    --      $ 2,793     $   318     $    11      $ 122,747    $    (45)    $ (1,500)   $ 124,324
Interest expenses............                     1,500         201          10         63,501       1,012       (1,500)      64,724
                                   -------------------------------------------------------------------------------------------------
Net interest income..........                     1,293         117           1         59,246      (1,057)                   59,600
Provision for loan losses....                                                            1,753                                 1,753
Noninterest income...........        3,949        5,454       2,840       1,504         10,215          16                    23,978
Noninterest expense..........        3,764        5,387       2,060       1,421         39,693       2,327                    54,652
                                   -------------------------------------------------------------------------------------------------
Net income (loss) before tax       $   185      $ 1,360     $   897     $    84      $  28,015    $ (3,368)    $     --    $  27,173
                                   =================================================================================================

                                               Securities
                                  Investment   Brokerage    Mortgage                Retail and
                                   Services     & Trust      Lending    Insurance   Commercial     Corporate  Elimination
                                   Division     Division    Division    Division      Banking      Overhead     Entries       Total
                                  ----------   ----------   --------    ---------   ----------     ---------  -----------     -----
Three months ended
------------------
   September 30, 2001:
   ------------------
Interest income..............      $    --      $   423     $   253     $    --      $  44,295    $    (17)    $   (69)    $  44,885
Interest expenses............                        68         135                     21,891         319         (69)       22,344
                                   -------------------------------------------------------------------------------------------------
Net interest income..........                       355         118                     22,404        (336)                   22,541
Provision for loan losses....                                                              919                                   919
Noninterest income...........        3,132        2,092       2,016         499          3,992           4                    11,735
Noninterest expense..........        2,362        2,163       1,154         539         15,292    $    839                    22,349
                                   -------------------------------------------------------------------------------------------------
Net income (loss) before tax       $   770      $   284     $   980     $   (40)     $  10,185    $ (1,171)    $    --     $  11,008
                                   =================================================================================================

Three months ended
------------------
   September 30, 2000:
   ------------------
Interest income..............      $    --      $ 1,158     $   129     $    --      $  44,081    $    (16)    $   (683)   $  44,669
Interest expenses............                       683          87           4         23,692         437         (683)      24,220
                                   -------------------------------------------------------------------------------------------------
Net interest income..........                       475          42          (4)        20,389        (453)                   20,449
Provision for loan losses....                                                              490                                   490
Noninterest income...........        1,603        1,855       1,030         407          3,458           6                     8,359
Noninterest expense..........        1,395        1,885         768         423         13,512         813                    18,796
                                   -------------------------------------------------------------------------------------------------
Net income (loss) before tax       $   208      $   445     $   304     $   (20)     $   9,845    $ (1,260)    $     --    $   9,522
                                   =================================================================================================

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

Performance Overview
--------------------

Alabama National's net income was $7.51 million for the third quarter of 2001 (the "2001 third quarter"), compared to $6.56 million for the third quarter of 2000 (the "2000 third quarter"). Net income for the nine months ended September 30, 2001 (the "2001 nine months") was $20.33 million, compared to $18.73 million for the nine months ended September 30, 2000 (the "2000 nine months"). Net income per diluted common share for the 2001 and 2000 third quarters was $0.62 and $0.55, respectively. For the 2001 nine months, net income per diluted common share was $1.68, compared to $1.57 for the 2000 nine months. Excluding after tax merger-related charges incurred during the first quarter of 2001 relating to the Peoples State Bank merger, Alabama National's net income for the 2001 nine months was $21.11 million, compared to $18.73 million for the 2000 nine months, and net income per diluted common share for the 2001 nine months and 2000 nine months was $1.74 and $1.57, respectively.

The annualized return on average assets for Alabama National was 1.16% for the 2001 third quarter, compared to 1.17% for the 2000 third quarter. The annualized return on average assets for Alabama National was 1.09% for the 2001 nine months, compared to 1.17% for the 2000 nine months. The annualized return on average stockholders' equity decreased for the 2001 third quarter to 16.07%, as compared to 16.37% for the 2000 third quarter. The annualized return on average stockholders' equity decreased for the 2001 nine months to 15.03%, as compared to 16.36% for the 2000 nine months. Excluding the after tax merger-related charges incurred during the first quarter of 2001 relating to the Peoples State Bank merger, the annualized return on average assets and annualized return on stockholders' equity for the 2001 nine months were 1.14% and 15.61%, respectively. Book value per share at September 30, 2001 was $15.97, an increase of $1.41 from year-end 2000. Tangible book value per share at September 30, 2001 was $14.88, an increase of $1.54 from year-end 2000. Alabama National paid cash dividends totaling $0.69 on common shares during the 2001 nine months, compared to $0.63 paid on common shares during the 2000 nine months.

Net Income
----------

The principal reason for the increase in net income for each of the 2001 third quarter and the 2001 nine months, compared to the same periods in 2000, was the growth in noninterest income. During the 2001 third quarter noninterest income totaled $11.7 million, compared to $8.4 million in the 2000 third quarter, an increase of 40.4%. During the 2001 nine months, Alabama National recorded noninterest income of $35.0 million compared to $24.0 million during the 2000 nine months, an increase of 45.8%. During each of the 2001 third quarter, and 2001 nine months, the increase in noninterest income was attributable to increased production and volume from the investment services division, securities brokerage division and from fees earned from the origination and sale of mortgages. Net interest income also increased slightly in each of the 2001 third quarter and 2001 nine months compared to the same periods in 2000. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Net interest income increased by $2.1 million, or 10.2%, to $22.5 million during the 2001 third quarter, from $20.4 million during the 2000 third quarter. Net interest income increased to $64.0 million during the 2001 nine months, from $59.6 million during the 2000 nine months, representing an increase of $4.4 million, or 7.4%. The increases in noninterest income and net interest income were offset by increases in noninterest expense of $3.6 million, to $22.3 million for the 2001 third quarter, and $12.3 million, to $67.0 million for the 2001 nine months, compared to $18.8 million and $54.7 million, respectively for the same periods in 2000. The net income for the 2001 nine months includes after-tax merger-related charges relating to the Peoples State Bank merger totaling $781,000. These charges on a pre-tax basis consist of approximately $135,000 in legal and accounting fees, $385,000 in employment-related expenses, $300,000 in advisory fees/commissions, $121,000 in technology conversion charges, and $57,000 in other charges. These pre-tax charges increased noninterest expense for the 2001 nine months by $997,000.

Average earning assets for the 2001 third quarter and nine months increased by $312.3 million and $331.9 million, respectively, as compared to the same periods in 2000. Average interest-bearing liabilities increased by $263.2 million and $289.6 million during the 2001 third quarter and nine months, respectively, as compared to the same periods in 2000. The average taxable equivalent rate earned on assets was 7.63% and 8.03% for the 2001 third quarter and 2001 nine months, compared to 8.78% and 8.60% for the 2000 third quarter and 2000 nine months, respectively. The average rate paid on interest-bearing liabilities was 4.30% and 4.80% for the 2001 third quarter and 2001 nine months, respectively, compared to 5.35% and 5.05% for the 2000 third quarter and 2000 nine months, respectively. The net interest margin was 3.81% and 3.76% for the 2001 third quarter and 2001 nine months, respectively, compared to 4.00% and 4.10% for the 2000 third quarter and 2000 nine months. The reduction in net interest margin is largely due to the effects of interest rate reductions by the Federal Reserve during the first nine months of 2001. Alabama National's interest earning assets have repriced more quickly than its interest-bearing liabilities. During the third quarter of 2001 Alabama National's net interest margin improved 7 basis points when compared to the net interest margin recorded in the 2001 second quarter. Management anticipates that as more interest-bearing liabilities mature and reprice that the net interest margin will continue to improve, absent any additional rate reductions by the Federal Reserve or significant changes in the general interest rate environment.

The following tables depict, on a taxable equivalent basis for the 2001 and 2000 third quarter and nine months, certain information related to Alabama National's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.


                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                 (Amounts in thousands, except yields and rates)

                                                                   Nine months ended September 30,
                                                   ----------------------------------------------------------------
                                                                2001                               2000
                                                   -----------------------------      -----------------------------
                                                   Average     Income/    Yield/      Average     Income/    Yield/
                                                   Balance     Expense     Cost       Balance     Expense     Cost
                                                   -------     -------    ------      -------     -------    ------
Assets:
 Earning assets:
   Loans (1) (3)..............................    $1,785,507   $113,102       8.47%  $1,538,124   $104,190      9.05%
   Securities:
    Taxable...................................       396,226     19,734       6.66      327,874     16,913      6.89
    Tax exempt................................        29,417      1,665       7.57       32,736      1,856      7.57
   Cash balances in other banks...............        13,313        400       4.02        3,650        152      5.56
   Funds sold.................................        49,738      1,733       4.66       39,754      1,881      6.32
   Trading account securities.................         1,699         77       6.06        1,891         97      6.85
                                                  ----------   --------              ----------   --------
       Total earning assets (2)...............     2,275,900    136,711       8.03    1,944,029    125,089      8.60
                                                  ----------   --------              ----------   --------
 Cash and due from banks......................        79,705                             74,501
 Premises and equipment.......................        51,793                             48,430
 Other assets.................................       101,074                             90,996
 Allowance for loan losses....................       (22,939)                           (20,241)
                                                  ----------                         ----------
        Total assets..........................    $2,485,533                         $2,137,715
                                                  ==========                         ==========

 Liabilities:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts......    $  306,897      6,766       2.95      247,781      5,884      3.17
   Savings deposits...........................       319,224      7,736       3.24      324,189      8,588      3.54
   Time deposits..............................       952,014     42,554       5.98      825,202     36,170      5.85
   Funds purchased............................       225,508      7,251       4.30      153,125      6,745      5.88
   Other short-term borrowings................        36,216      1,476       5.45       56,307      2,911      6.91
   Long-term debt ............................       160,371      6,101       5.09      104,012      4,426      5.68
                                                  ----------   --------              ----------   --------
        Total interest-bearing liabilities....     2,000,230     71,884       4.80    1,710,616     64,724      5.05
                                                  ----------   --------              ----------   --------
 Demand deposits..............................       257,834                            242,066
 Accrued interest and other liabilities.......        46,622                             32,095
 Stockholders' equity.........................       180,847                            152,938
                                                  ----------                         ----------
     Total liabilities and stockholders'
      equity..................................    $2,485,533                         $2,137,715
                                                  ==========                         ==========

 Net interest spread..........................                                3.23%                             3.55%
                                                                              ====                              ====
 Net interest income/margin on
   a taxable equivalent basis.................                   64,827       3.81%                  60,365     4.15%
                                                                              ====                              ====
 Tax equivalent adjustment (2)................                      794                                 765
                                                               --------                             -------     ----
 Net interest income/margin...................                 $ 64,033       3.76%                 $59,600     4.10%
                                                               ========       ====                  =======     ====

-------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $3,227,000 and $2,627,000 are included in interest and fees on loans for the nine months ended September 30, 2001 and 2000, respectively.

                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                 (Amounts in thousands, except yields and rates)

                                                                   Three months ended September 30,
                                                   ----------------------------------------------------------------
                                                                2001                               2000
                                                   -----------------------------      -----------------------------
                                                   Average     Income/    Yield/      Average     Income/    Yield/
                                                   Balance     Expense     Cost       Balance     Expense     Cost
                                                   -------     -------    ------      -------     -------    ------
Assets:
 Earning assets:
   Loans (1) (3)................................  $1,835,876   $37,138      8.03%  $1,639,850    $38,029      9.23%
   Securities:
    Taxable.....................................     415,038     6,841      6.54      322,831      5,576      6.87
    Tax exempt..................................      28,882       546      7.50       33,203        638      7.64
   Cash balances in other banks.................      16,016       162      4.01        2,423         28      4.60
   Funds sold...................................      50,767       448      3.50       35,277        609      6.87
   Trading account securities...................       1,304        18      5.48        1,965         35      7.09
                                                  ----------  --------             ----------   --------
       Total earning assets (2).................   2,347,883    45,153      7.63    2,035,549     44,915      8.78
                                                  ----------  --------             ----------   --------
 Cash and due from banks........................      75,365                           73,421
 Premises and equipment.........................      51,400                           49,726
 Other assets...................................     106,614                           97,166
 Allowance for loan losses......................     (23,183)                         (21,390)
                                                  ----------                       ----------
        Total assets............................  $2,558,079                       $2,234,472
                                                  ==========                       ==========

 Liabilities:
 Interest-bearing liabilities:
   Interest-bearing transaction accounts........  $  320,600     2,091      2.59      250,699      2,140      3.40
   Savings deposits.............................     334,349     2,433      2.89      327,313      2,991      3.64
   Time deposits................................     937,711    13,079      5.53      893,515     13,865      6.17
   Funds purchased..............................     255,648     2,209      3.43      159,942      2,435      6.06
   Other short-term borrowings..................      38,762       347      3.55       89,597      1,584      7.03
   Long-term debt...............................     176,781     2,185      4.90       79,571      1,205      6.02
                                                  ----------  --------             ----------   --------
        Total interest-bearing liabilities......   2,063,851    22,344      4.30    1,800,637     24,220      5.35
                                                  ----------  --------             ----------   --------
 Demand deposits................................     266,229                          242,636
 Accrued interest and other liabilities.........      42,658                           31,834
 Stockholders' equity...........................     185,341                          159,365
                                                  ----------                       ----------
     Total liabilities and stockholders'
      equity....................................  $2,558,079                       $2,234,472
                                                  ==========                       ==========

 Net interest spread............................                            3.33%                             3.43%
                                                                            ====                              ====
 Net interest income/margin on
   a taxable equivalent basis...................                22,809      3.85%                 20,695      4.04%
                                                                            ====                              ====
 Tax equivalent adjustment (2)..................                   268                               246
                                                              --------                           -------
 Net interest income/margin.....................               $22,541      3.81%                $20,449      4.00%
                                                              ========      ====                 =======      ====

------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3) Fees in the amount of $1,143,000 and $906,000 are included in interest and fees on loans for the three months ended September 30, 2001 and 2000, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2001 third quarter and nine months, compared to the 2000 third quarter and nine months, respectively. For the purposes of these tables, changes, which are not solely attributable to volume or rate, are allocated to volume and rate on a pro rata basis.


                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                          (Amounts in thousands)

                                                                            Nine Months Ended September 30,
                                                                      -------------------------------------------
                                                                                 2001 Compared to 2000
                                                                                    Variance Due to
                                                                      -------------------------------------------
                                                                          Volume        Yield/Rate       Total
                                                                      -------------------------------------------
Earning assets:
 Loans...........................................................         $19,131        $ (10,219)     $ 8,912
 Securities:
   Taxable.......................................................           3,732             (911)       2,821
   Tax exempt....................................................            (191)              --         (191)
 Cash balances in other banks....................................             326              (78)         248
 Funds sold......................................................             573             (721)        (148)
 Trading account securities......................................              (9)             (11)         (20)
                                                                          -------        ---------      -------
      Total interest income......................................          23,562          (11,940)      11,622

 Interest-bearing liabilities:
 Interest-bearing transaction accounts...........................           1,528             (646)         882
 Savings and money market deposits...............................            (130)            (722)        (852)
 Time deposits...................................................           5,577              807        6,384
 Funds purchased.................................................           3,408           (2,902)         506
 Other short-term borrowings.....................................            (901)            (534)      (1,435)
 Long-term debt..................................................           2,435             (760)       1,675
                                                                          -------        ---------      -------

      Total interest expense.....................................          11,917           (4,757)       7,160
                                                                          -------        ---------      -------
      Net interest income on  a taxable
        equivalent basis.........................................         $11,645        $  (7,183)       4,462
                                                                          =======        =========      -------
 Taxable equivalent adjustment...................................                                           (29)
                                                                                                        -------
 Net interest income.............................................                                       $  4,433
                                                                                                        ========

                     ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (Amounts in thousands)

                                                                           Three Months Ended September 30,
                                                                      -------------------------------------------
                                                                                 2001 Compared to 2000
                                                                                    Variance Due to
                                                                      -------------------------------------------
                                                                          Volume       Yield/Rate       Total
                                                                      -------------------------------------------
 Earning assets:
 Loans............................................................       $18,426        $(19,317)      $  (891)
 Securities:
   Taxable........................................................         2,907          (1,642)        1,265
   Tax exempt.....................................................           (81)            (11)          (92)
 Cash balances in other banks.....................................           159             (25)          134
 Funds sold.......................................................         1,047          (1,208)         (161)
 Trading account securities.......................................           (10)             (7)          (17)
                                                                         -------        --------        ------

      Total interest income.......................................        22,448         (22,210)          238

 Interest-bearing liabilities:
 Interest-bearing transaction accounts............................         2,164          (2,213)          (49)
 Savings and money market deposits................................           411            (969)         (558)
 Time deposits....................................................         3,439          (4,225)         (786)
 Funds purchased..................................................         4,745          (4,971)         (226)
 Other short-term borrowings......................................          (661)           (576)       (1,237)
 Long-term debt...................................................         2,397          (1,417)          980
                                                                         -------        --------        ------

      Total interest expense......................................        12,495         (14,371)       (1,876)
                                                                         -------        --------        ------
      Net interest income on a taxable
        equivalent basis..........................................       $ 9,953        $ (7,839)        2,114
                                                                         =======        ========
 Taxable equivalent adjustment....................................                                         (22)
                                                                                                        ------
 Net interest income..............................................                                      $2,092
                                                                                                        ======

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $919,000 for the 2001 third quarter, an increase of $429,000 when compared with $490,000 recorded in the 2000 third quarter. The provision for loan losses was $2.2 million for the 2001 nine months, compared to $1.8 million in the 2000 nine months. The increase during the 2001 third quarter and nine months is attributable to a higher level of net charge-offs, growth in the loan portfolio and an increase in nonperforming loans. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.28% at September 30, 2001, compared to 1.31% at December 31, 2000.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.
                                     -------------

Total noninterest income for the 2001 third quarter was $11.7 million, compared to $8.4 million for the 2000 third quarter, an increase of 40.4%. For the 2001 nine months, noninterest income increased to $35.0 million, compared to $24.0 million for the 2000 nine months, an increase of 45.8%. The components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, and fees relating to the origination and sale of mortgage loans. Service charges on deposits for the 2001 third quarter and 2000 third quarter were $2.3 million and $2.1 million, respectively. For the 2001 nine months, service charge income increased to $6.9 million, from $6.1 million for the 2000 nine months. Revenue from the investment division totaled $3.1 million in the 2001 third quarter, an increase of $1.5 million, or 95.4%, as compared to $1.6 million recorded in the 2000 third quarter. During the 2001 nine months, the investment division revenue totaled $9.6 million, an increase of $5.7 million, or 144.2%, as compared to $3.9 million in the 2000 nine months. The substantial increase in revenue in the investment division was due to increased liquidity of community banks served by this division and the decline of interest rates during 2001, both of which led to increased demand for fixed income securities by its customers. Securities brokerage and trust revenue increased 12.8%, to $2.1 million in the 2001 third quarter, compared to $1.9 million in the 2000 third quarter. For the 2001 nine months, securities brokerage and trust revenue totaled $6.6 million, as compared to $5.5 million during the 2000 nine months, an increase of 21.7%. The increase in the securities brokerage and trust division during each period of 2001 is attributable to continued expansion in the number of customers and total customer assets under management by these departments. Insurance commissions totaled $499,000 and $1.5 million during the 2001 third quarter and 2001 nine months, respectively, as compared to $402,000 and $1.5 million recorded in the same periods during 2000. Fees generated from the origination and sale of mortgages increased to $2.0 million for the 2001 third quarter, from $890,000 in the 2000 third quarter, representing a 119.1% increase. During the 2001 nine months mortgage fees increased to $5.2 million, from $2.6 million during the 2000 nine months, an increase of 98.0%. This increase is primarily a result of declining interest rates and the impact the interest rate environment has on refinancing and new mortgage origination activity. Other noninterest income totaled $1.0 million during each of the 2001 and 2000 third quarters. Other noninterest income increased to $3.3 million during the 2001 nine months, an increase of 15.4%, compared to $2.8 million recorded in the 2000 nine months.

Noninterest expense was $22.3 million for the 2001 third quarter, compared to $18.8 million for the 2000 third quarter. For the 2001 nine months, noninterest expense was $67.0 million, compared to $54.7 million for the 2000 nine months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $11.0 million for the 2001 third quarter, compared to $9.8 million for the 2000 third quarter. For the 2001 nine months, salaries and employee benefits were $33.1 million, compared to $28.9 million in the 2000 nine months. The increase in salaries and employee benefits represents general staffing increases concurrent with expansion of offices and business lines and merit compensation increases. Commission based compensation was $3.1 million for the 2001 third quarter, compared to $1.5 million for the 2000 third quarter. For the 2001 nine months, commission based compensation was $8.9 million, compared to $3.6 million in the 2000 nine months. The increase in commission based compensation during these periods is attributable to increased production in the mortgage, securities brokerage and investment divisions. A significant portion of compensation in these areas is incentive based. Occupancy and equipment expense totaled $2.4 million in the 2001 third quarter and $2.3 million in the 2000 third quarter. Occupancy and equipment expense totaled $7.4 million in the 2001 nine months and $6.6 million in the 2000 nine months. The 2001 third quarter and nine months include expenses related to two banking branches opened in third and fourth quarters of 2000 and expenses related to two banking branches acquired during August of 2000, which expenses were not incurred for the full periods in 2000. Other noninterest expense increased to $5.9 million in the 2001 third quarter, compared with $5.2 million in the 2000 third quarter. Other noninterest expense was $17.6 million in the 2001 nine months and $15.5 million in the 2000 nine months.

Because of an increase in pre-tax income, income tax expense was $3.5 million for the 2001 third quarter, compared to $3.0 million for the 2000 third quarter. For the 2001 nine months, income tax expense was $9.4 million, compared to $8.4 million for the 2000 nine months. The effective tax rates for the 2001 third quarter and the 2001 nine months were 31.8% and 31.7%, respectively, compared to 31.1% for each of the same periods of 2000. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Earning Assets
--------------

Loans comprised the largest single category of Alabama National's earning assets on September 30, 2001. Loans, net of unearned income, were $1.83 billion, or 69.0% of total assets at September 30, 2001, compared to $1.71 billion, or 72.5%, at December 31, 2000. Loans grew $119.1 million, or 7.0%, during the 2001 nine months, compared to the 2000 year-end. Average loans grew $247.4 million, or 16.1%, during the 2001 nine months, compared to the 2000 nine months. The following table details the composition of the loan portfolio by category at the dates indicated:


                          COMPOSITION OF LOAN PORTFOLIO
                     (Amounts in thousands, except percentage)


                                                         September 30, 2001        December 31, 2000
                                                         ------------------        -----------------
                                                                     Percent                  Percent
                                                         Amount      of Total     Amount      of Total
                                                         ------      --------     ------      --------
 Commercial, financial and
   agricultural...................................     $  252,023       13.77%   $  275,107      16.07%
 Real estate:
   Construction...................................        217,270       11.87       185,814      10.85
   Mortgage - residential.........................        530,087       28.95       490,152      28.63
   Mortgage - commercial..........................        562,286       30.71       498,858      29.14
   Mortgage - other...............................          4,254         .22         4,238        .25
 Consumer.........................................         81,106        4.43        79,458       4.64
 Lease financing receivables......................         72,113        3.94        58,668       3.43
 Securities brokerage margin loans................         15,702         .86        29,901       1.75
 Other............................................         96,127        5.25        89,700       5.24
                                                       ----------      ------    ----------     ------

   Total gross loans..............................      1,830,968      100.00%    1,711,896     100.00%
                                                                       ======                   ======
 Unearned income..................................         (1,043)                   (1,086)
                                                       ----------                ----------
   Total loans, net of
     unearned income..............................      1,829,925                 1,710,810
 Allowance for loan losses........................        (23,371)                  (22,368)
                                                       ----------                ----------
   Total net loans................................     $1,806,554                $1,688,442
                                                       ==========                ==========

The carrying value of investment securities increased $121.9 million in the 2001 nine months, from $60.8 million at December 31, 2000, to $182.7 million at September 30, 2001. During the 2001 nine months, Alabama National purchased $162.1 million of investment securities and received $40.2 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $37.1 million in the 2001 nine months from $325.3 million at December 31, 2000, to $288.2 million at September 30, 2001. Purchases of available for sale securities totaled $112.9 million and maturities, calls, and sales of available for sale securities totaled $156.9 million. During the 2001 nine months, unrealized gains on available for sale securities totaled $4.3 million net of income taxes.

Trading account securities, which had a balance of $2.8 million at September 30, 2001, are securities owned by Alabama National prior to sale and delivery to Alabama National's customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $24.0 million at September 30, 2001 and $30.3 million at December 31, 2000.


Deposits and Other Funding Sources
----------------------------------

Deposits increased by $61.8 million from year-end 2000, to $1.87 billion at September 30, 2001. All categories of deposits experienced growth during the 2001 nine months, except time deposits greater than $100,000. Included in time deposits greater than $100,000 at September 30, 2001 and December 31, 2000, were $34.0 million and $87.1 million of brokered deposits, respectively. During the 2001 nine months, Alabama National decreased its reliance on brokered deposits due to increases in the other categories of deposits and other funding sources. Excluding brokered deposits, time deposits greater than $100,000 actually increased during the 2001 nine months.

Federal funds purchased and securities sold under agreements to repurchase totaled $256.1 million at September 30, 2001, an increase of $89.5 million from December 31, 2000. The treasury, tax and loan account increased to $3.3 million at September 30, 2001, compared with $900,000 at December 31, 2000. Short-term borrowings at September 30, 2001 totaled $34.6 million, including a note payable to a third party bank of $29.6 million and advances from the Federal Home Loan Bank ("FHLB") totaling $5.0 million.

Alabama National's short-term borrowings at September 30, 2001 and December 31, 2000 are summarized as follows:

                             SHORT-TERM BORROWINGS
                            (Amounts in thousands)

                                                                                            September 30,      December 31,
                                                                                                 2001              2000
                                                                                            -------------      ------------
         Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 3.36375% and 7.4318%
         at September 30, 2001 and December 31, 2000, respectively;
         collateralized by Alabama National's stock in subsidiary banks.                       $29,600          $27,439

         FHLB debt due at various maturities ranging from April 23, 2001 through October 12, 2001; bearing interest at fixed and variable rates ranging from 5.08375% to 6.40% and 6.40% to 6.7575% at
         June 30, 2001and December 31, 2000, respectively; collateralized by FHLB stock and certain first mortgages. All of these notes were called, matured or refinanced during the nine month period
         ended September 30, 2001.                                                                  --           58,000

         FHLB open ended note payable; rate varies daily based on the
         FHLB Daily Rate Credit interest price and was 3.59% and 6.35% at
         September 30, 2001 and December 31, 2000, respectively;
         collateralized by FHLB stock and certain first mortgage loans.                          5,000            6,000

                                                                                               -------------------------
         Total short-term borrowings                                                           $34,600          $91,439
                                                                                               =========================

Alabama National's long-term debt at September 30, 2001 and December 31, 2000 is summarized as follows:

                                LONG-TERM DEBT
                            (Amounts in thousands)

                                                                                           September 30,    December 31,
                                                                                               2001             2000
                                                                                           -------------    ------------
         FHLB debt due April 23, 2004; rate varies with LIBOR and was
         6.48% at December 31, 2000; rate changes to 5.02% from April 23,
         2001 to April 23, 2004; convertible at the option of the FHLB on
         April 23, 2001 to a three month LIBOR advance; collateralized by
         FHLB stock and certain first mortgage loans. Advance was called during 2001 second quarter.
                                                                                             $     --         $13,700

         FHLB debt due at various maturities ranging from November 5,
         2003 through August 11, 2011; bearing interest at fixed rates ranging from 3.31% to 6.00% and 4.74% to 6.00% at September 30,
         2001and December 31, 2000, respectively; convertible at the option of the FHLB at dates ranging from October 9, 2001 to March 26,
         2003;collateralized by FHLB stock, certain first mortgage loans and
         pledged available for sale securities.                                               164,000          45,000

         FHLB debt due February 11, 2003; interest rate varies with LIBOR and was 5.6275% and 6.5275% at September 30, 2001 and December 31,
         2000, respectively; collateralized by FHLB stock and certain first
         mortgage loans.                                                                       25,000          25,000

         Various notes payable                                                                     22              29

         Capital leases payable                                                                    82             197

                                                                                             -------------------------
         Total long-term debt                                                                $189,104         $83,926
                                                                                             =========================

Asset Quality
-------------

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At September 30, 2001, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. It is Alabama National's policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

At September 30, 2001, nonperforming assets totaled $10.1 million, compared to $5.1 million at year-end 2000. Nonperforming assets as a percentage of loans plus other real estate were 0.55% at September 30, 2001, compared to 0.30% at December 31, 2000. The increase in nonperforming assets is attributable to the current slowdown in the national economy. Although the level of nonperforming assets has increased since year-end 2000, the current levels are still below industry averages. The following table presents Alabama National's nonperforming assets for the dates indicated.

                            NONPERFORMING ASSETS
                 (Amounts in thousands, except percentages)

                                                                                   September 30,      December 31,
                                                                                       2001              2000
                                                                                   -------------      ------------
 Nonaccrual loans...........................................................        $ 8,224              $3,642
 Restructured loans.........................................................             --                  --
 Loans past due 90 days or more and still accruing..........................             --                  --
                                                                                    -------              ------

     Total nonperforming loans..............................................          8,224               3,642

 Other real estate owned....................................................          1,911               1,468
                                                                                    -------              ------

     Total nonperforming assets.............................................        $10,135              $5,110
                                                                                    =======              ======

 Allowance for loan losses to period-end loans..............................           1.28%               1.31%

 Allowance for loan losses to period-end
     nonperforming loans....................................................         284.18              614.17

 Allowance for loan losses to period-end
     nonperforming assets...................................................         230.60              437.73

 Net charge-offs to average loans...........................................           0.09                0.04

 Nonperforming assets to period-end loans
     and other real estate owned............................................           0.55                0.30

 Nonperforming loans to period-end loans....................................           0.45                0.21

Net loan charge-offs for the 2001 nine months totaled $2.1 million or 0.09% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.28% at September 30, 2001, compared to 1.31% at December 31, 2000. The following table analyzes activity in the allowance for loan losses for the 2001 nine months.


                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                  For the Nine Months Ended September 30, 2001
                   (Amounts in thousands, except percentages)

 Allowance for loan losses at
      beginning of period.........................................       $22,368

 Charge-offs:
      Commercial, financial and agricultural......................           866
      Real estate - mortgage......................................           262
      Consumer....................................................           949
                                                                         -------
           Total charge-offs......................................         2,077
                                                                         -------
 Recoveries:
      Commercial, financial and agricultural......................           208
      Real estate - mortgage......................................           162
      Consumer....................................................           497
                                                                         -------
           Total recoveries.......................................           867
                                                                         -------
            Net charge-offs.......................................         1,210
                                                                         -------

 Provision for loan losses........................................         2,213
                                                                         -------

 Allowance for loan losses at
      end of period...............................................       $23,371
                                                                         =======

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 2001 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National's interest rate sensitivity at September 30, 2001, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                          INTEREST SENSITIVITY ANALYSIS
                      (Amounts in thousands, except ratios)


                                                                                    September 30, 2001
                                                         ------------------------------------------------------------------------
                                                            Zero       After Three      One
                                                           Through       Through      Through
                                                            Three        Twelve        Three    Greater Than
                                                            Months       Months        Years     Three Years       Total
                                                         -----------  ----------    ----------- -------------    -----------
 Assets:
 Earning assets:
    Loans (1)......................................      $895,138      $ 198,154      $322,188      $423,803      $1,839,283
    Securities (2).................................        25,561         60,322       123,909       248,436         458,238
    Trading securities.............................         2,769              -             -             -           2,769
    Interest-bearing deposits in
      other banks..................................        23,373              -             -             -          23,373
    Funds sold.....................................        24,033              -             -             -          24,033
                                                         --------      ---------      --------      ---------     ----------
         Total interest-earning assets.............      $970,874      $ 258,486      $446,097       $672,239     $2,347,696

 Liabilities:
 Interest-bearing liabilities:
    Interest-bearing deposits:
        Demand deposits............................       $125,878     $       -     $      -      $199,207       $  325,085
        Savings and money market deposits..........        121,575             -            -       228,617          350,192
        Time deposits (3)..........................        279,389       520,591      102,732        27,951          930,663
     Funds purchased...............................        256,105             -            -             -          256,105
     Short-term borrowings (4).....................         37,925             -            -             -           37,925
     Long-term debt................................         90,003        40,014       59,036            51          189,104
                                                          --------     ---------     --------      --------       ----------
        Total interest-bearing liabilities.........       $910,875     $ 560,605     $161,768      $455,826       $2,089,074
                                                          --------     ---------     --------      --------       ----------

 Period gap........................................       $ 59,999     $(302,119)    $284,329      $216,413
                                                          ========     =========     ========      ========

 Cumulative gap....................................       $ 59,999     $(242,120)    $ 42,209      $258,622       $  258,622
                                                          ========     =========     ========      ========       ==========
 Ratio of cumulative gap to total
  earning assets...................................           2.56%       -10.31%        1.80%        11.02%


 -----------------
 (1)  Excludes nonaccrual loans of $8,224,000.
 (2)  Excludes available for sale equity securities of $12,681,000.
 (3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
 (4)  Includes treasury, tax and loan account of $3,325,000.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At September 30, 2001, mortgage backed securities with a carrying value of $384.1 million, or 14.5% of total assets, and essentially every loan, net of unearned income, (totaling $1.83 billion, or 69.0% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $1.87 billion, or 70.4% of total assets, at September 30, 2001. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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


                                   MARKET RISK
                             (Amounts in thousands)


                                As of September 30, 2001                   As of December 31, 2000
       Change in                ------------------------                   -----------------------
  Prevailing Interest      Net Interest          Change from         Net Interest          Change from
      Rates (1)           Income Amount        Income Amount        Income Amount        Income Amount
  -------------------     -------------        -------------        -------------        -------------
 +200 basis points.......    $ 105,405            3.65%                  $ 91,547           5.06%

 +100 basis points.......      104,157            2.42                     89,413           2.61

  0 basis points.........      101,695              --                     87,136             --

 -100 basis points.......       97,728           (3.90)                     84,039         (3.55)

 -200 basis points.......       92,903           (8.65)                     81,948         (5.95)

 -----------------
 (1)  Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy
------------------------------

Alabama National's net loan to deposit ratio was 97.9% at September 30, 2001, compared to 94.7% at year-end 2000. Alabama National's liquid assets as a percentage of total deposits were 7.3% at September 30, 2001, compared to 6.6% at year-end 2000. At September 30, 2001, Alabama National had unused federal funds lines of approximately $120.7 million, unused lines at the Federal Home Loan Bank of $115.6 million and an unused credit line with a third party bank of $5.4 million. During the 2001 second quarter, the maximum credit amount under this third party bank facility was increased from $32.0 million to $35.0 million. Alabama National also has access to approximately $148.0 million via a credit facility with the Federal Reserve Bank of Atlanta. At September 30, 2001 and year-end 2000, there were no outstanding borrowings under this Federal Reserve credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National's stockholders' equity increased by $17.9 million from December 31, 2000, to $189.5 million at September 30, 2001. This increase was attributable to the following (in thousands):


 Net income............................................................ $20,327
 Dividends.............................................................  (8,163)
 Issuance of stock from treasury.......................................     372
 Additional paid in capital related to stock based compensation........   1,052
 Changes incidental to merger..........................................     (10)
 Increase in unrealized gain on securities
   available for sale, net of deferred taxes...........................   4,298
                                                                        -------
 Net increase.......................................................... $17,876
                                                                        =======

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the "Banks") exceeded all prescribed regulatory capital guidelines at September 30, 2001. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at September 30, 2001:



                                                                    Tier 1 Risk       Total Risk       Tier 1
                                                                       Based            Based         Leverage
                                                                    -----------       ----------      --------
Alabama National BanCorporation....................................     8.88%           10.08%           6.83%
 National Bank of Commerce of Birmingham...........................     9.84            10.95            7.82
 Alabama Exchange Bank.............................................    13.51            14.76            7.48
 Bank of Dadeville.................................................    12.00            13.25            8.12
 Citizens & Peoples Bank, N.A......................................     9.11            10.30            6.54
 Community Bank of Naples, N.A.....................................     9.71            10.96            7.01
 First American Bank...............................................     9.39            10.63            7.87
 First Citizens Bank...............................................    13.72            14.89            7.20
 First Gulf Bank...................................................     9.81            11.06            7.07
 Georgia State Bank................................................    10.75            11.79            7.07
 Public Bank.......................................................    10.08            11.12            8.23
 Peoples State Bank................................................     9.92            11.17            7.23
 Required minimums.................................................     4.00             8.00            4.00

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


                    Exhibit 10.1 - Agreement and Plan of Merger dated as of
                            September 6, 2001 by and between Farmers National Bancshares, Inc. and Alabama National Bancorporation (Filed as Appendix A to Alabama National's Registration Statement on Form S-4 (Commission File No. 333-71256) and incorporated herein by reference.

                    Exhibit 11 - Computation of Earnings Per Share

(b)  Reports on Form 8-K

                    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALABAMA NATIONAL BANCORPORATION


Date:  November 13, 2001       /s/ John H. Holcomb, III
       -----------------      --------------------------
                              John H. Holcomb, III, its Chairman and
                               Chief Executive Officer



Date: November 13, 2001       /s/ William E. Matthews, V.
      -----------------       --------------------------
                              William E. Matthews, V., its Executive Vice
                               President and Chief Financial Officer