Form 10-K
period 2001-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2002-03-20
CIK 926966

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM  TO
    .

                        Commission File Number: 0-25160

                                ---------------

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

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value

                                ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant at March 12, 2002 was $344,325,770.

  As of March 12, 2002 the registrant had outstanding 12,350,088 shares of its common stock.

            DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

  The definitive Proxy Statement for the 2002 Annual Meeting of Alabama National BanCorporation's Stockholders is incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item No.                                                             Page No.
 --------                                                             --------
 SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS...................     2

                                    PART I
    1.    Business..................................................      3
          Executive Officers........................................     10
    2.    Properties................................................     11
    3.    Legal Proceedings.........................................     11
    4.    Submission of Matters to a Vote of Security Holders.......     11

                                    PART II
    5.    Market for Registrant's Common Equity and Related              12
           Stockholder Matters......................................
    6.    Selected Financial Data...................................     13
    7.    Management's Discussion and Analysis of Financial              14
           Condition and Results of Operations......................
   7A.    Quantitative and Qualitative Disclosures about Market          45
           Risk.....................................................
    8.    Financial Statements and Supplementary Data...............     45
    9.    Changes in and Disagreements with Accountants on               46
           Accounting and Financial Disclosure......................

                                   PART III
   10.    Directors and Executive Officers of the Registrant........     46*
   11.    Compensation of Executive Officers and Directors..........     46*
   12.    Security Ownership of Certain Beneficial Owners and            46*
           Management...............................................
   13.    Certain Relationships and Related Transactions............     46*
                                    PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on         47
           Form 8-K.................................................

 SIGNATURES..........................................................    48

-------
* Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 2, 2002 are incorporated by reference in Part III of this Form 10-K.

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

    (3) The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and changes evolving from the enactment of the Gramm-Leach-Bliley Act which became effective in 2000, and attendant changes in patterns and effects of competition in the financial services industry;

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

                                    PART I

ITEM 1. BUSINESS

  Alabama National BanCorporation ("Alabama National" or "ANB") is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). Alabama National is currently the parent of three national banks, National Bank of Commerce of Birmingham ("NBC") (Birmingham, Alabama and the Birmingham metropolitan area), Citizens & Peoples Bank, National Association (Escambia County, Florida), and Community Bank of Naples, National Association (Naples, Florida); three state member banks, Alabama Exchange Bank (Tuskegee, Alabama), Bank of Dadeville (Dadeville, Alabama) and First Gulf Bank (Baldwin County, Alabama); and five state nonmember banks, First American Bank (Decatur/Huntsville and Auburn/Opelika, Alabama), Public Bank (St. Cloud, Florida), Georgia State Bank (Mableton, Georgia), First Citizens Bank, (Talladega, Alabama) and Peoples State Bank of Groveland (Lake County, Florida) (collectively the "Banks"). In addition, Alabama National is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); and one insurance agency, ANB Insurance Services (Decatur, Alabama).

Recent Developments

 Acquisition of Farmers National Bancshares, Inc.

  Effective December 14, 2001, Alabama National acquired Farmers National Bancshares, Inc., ("Farmers National"), a national bank holding company headquartered in Opelika, Alabama, with approximately $188.4 million in total assets as of December 14, 2001. The terms of the Farmers National acquisition are described in that certain Agreement and Plan of Merger dated as of September 6, 2001 (the "Farmers National Merger Agreement"). Pursuant to the Farmers National acquisition, (i) the stockholders of Farmers National received 0.53125 shares of Alabama National common stock for each share of Farmers National common stock, or, at the option of the Farmers National stockholders $17.27 in cash for each share of Farmers National common stock,
(ii) Farmers National was merged with and into Alabama National, and (iii) Farmers National's wholly-owned national bank subsidiary, Farmers National Bank of Opelika, was merged with and into First American Bank. The Farmers National acquisition was accounted for as a purchase.

Subsidiary Banks

  Alabama National operates through eleven subsidiary Banks which have a total of 60 banking offices and one insurance office (where no banking is conducted) in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending, and equipment leasing to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. NBC offers trust services, investment services and securities brokerage services. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

Lending Activities

 General

  Through the Banks, Alabama National offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. Alabama National's total loans, net of unearned interest, at December 31, 2001, were approximately $1.96 billion, or approximately 75.2% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Alabama National has no "foreign loans" or loans for "highly leveraged transactions," as such terms are defined by applicable banking regulations.

 Loan Portfolio

  Real Estate Loans. Loans secured by real estate are the primary component of Alabama National's loan portfolio, constituting approximately $1.42 billion, or 72.3% of total loans, net of unearned interest, at December 31, 2001. The Banks often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. The Banks' real estate loan portfolio is comprised of commercial and residential mortgages. Residential mortgages held in the Banks' loan portfolio, both fixed and variable, are made based upon amortization schedules of up to 30 years but generally have maturity dates of five years or less. The Banks' commercial mortgages accrue at either variable or fixed rates. The variable rates approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for most loans secured by real estate. The Banks' primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have terms of five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule.

  The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 2001, the Banks sold approximately $506.7 million in loans to such purchasers.

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

  Consumer Loans. Consumer lending includes installment lending to individuals in the Banks' market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $82.9 million, or 4.22% of Alabama National's loan portfolio at December 31, 2001. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

  Commercial and Financial Loans. The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower's cash flow and its ability to service the debt from earnings, and by limiting the loan to value ratio. Historically, the Banks have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory, and up to 100% on loans secured by equipment. The Banks also make some unsecured commercial loans and offer equipment leasing. Commercial and financial loans constituted $247.6 million, or 12.6% of Alabama National's loan portfolio at December 31, 2001. Interest rates are negotiable based upon the borrower's financial condition, credit history, management stability and collateral.

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

  Alabama National addresses repayment risks by adhering to internal credit policies and procedures which all of the Banks have adopted. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. The point in each Bank's loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with such Bank. Each of the lending officers at each of the Banks has the authority to approve loans up to an approved loan authority amount as approved by each Bank's Board of Directors. Loans in excess of the highest loan authority amount at each Bank must be approved by Alabama National's President and Chief Operating Officer. In addition, loans in excess of a particular loan officer's approval authority must be approved by a more senior officer at the particular Bank, the loan committee at such Bank, or both.

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

Securities Brokerage and Trust Division

  NBC's wholly owned subsidiary, NBC Securities, Inc. ("NBC Securities"), is licensed as a broker-dealer. Started in 1995, NBC Securities provides investment services to individuals and institutions. These services include the sale of stocks, bonds, mutual funds, annuities, margin loans, other insurance products and financial planning. NBC Securities has investment advisors in Birmingham, Decatur and Gulf Shores, Alabama; Naples and Pensacola, Florida; and Mableton, Georgia. NBC also operates a trust division that manages the assets of both corporate and individual customers located primarily in the Birmingham, Alabama market. The division's corporate trust services include managing and servicing retirement plan accounts such as pension, profit sharing and 401(k) plans.

Mortgage Lending Division

  Substantially all of the Banks operate mortgage lending divisions that make home loans to individuals located in the markets served by the Banks. The majority of these loans are sold to corporate investors, who also service the loans.

Insurance Services Division

  Alabama National's First American Bank subsidiary purchased an existing insurance agency, Rankin Insurance, Inc., in 1999. Rankin Insurance, now operating under the name ANB Insurance Services, is a full service independent property and casualty insurance agency located in Decatur, Alabama.

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

Market Areas and Growth Strategy

  Through NBC, Alabama National serves the metropolitan Birmingham market, which includes portions of Jefferson, Shelby and St. Clair Counties. Alabama National's First American Bank subsidiary serves Morgan, Limestone and Madison Counties in north Alabama and Lee County in east, central Alabama. First American's largest market presence is in Decatur, Alabama, which has demonstrated a growing economic base in recent years. First American also acquired two branches in Huntsville, Alabama from another bank holding company during 2000 and has experienced growth in this market. First American entered the Lee County market, which includes the communities of Auburn and Opelika, with the December 14, 2001 acquisition of Farmers National Bancshares, Inc. Lee County is also one of Alabama's higher growth counties. Through First Gulf Bank, Alabama National serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Baldwin County includes the popular tourism and retirement resort communities of Gulf Shores and Fairhope. Shelby, Baldwin, Lee and St. Clair Counties have been named in statistical surveys as four of the fastest growing counties in Alabama. In 1997, Alabama National expanded outside of Alabama with the opening of Citizens & Peoples Bank, N.A. in Escambia County, Florida. In 1998, Alabama National further expanded its presence in markets outside of Alabama with two acquisitions in Florida and one in Georgia. Public Bank is located in the fast-growing greater Orlando area, with offices in Altamonte Springs, Kissimmee and St. Cloud, Florida. Public Bank also expanded to the Atlantic Coast in September 2001 with the opening of a new office in Vero Beach, Florida. Community Bank of Naples, N.A., located in Collier County, Florida, and Georgia State Bank, located in the greater-Atlanta counties of Cobb, Douglas and Paulding, are located in markets that are among the fastest growing in their respective states. Effective January 31, 2001, Alabama National expanded its presence in the greater-Orlando area with the acquisition of Peoples State Bank of Groveland ("Peoples State Bank"). Peoples State Bank serves customers in the communities of Groveland, Leesburg and Clermont, Florida. The other Banks, First Citizens, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. Each of these three Banks, while experiencing minimal growth due to market growth that has not been significant, typically operates at a high level of profitability. As a result, these Banks tend to produce capital for growth in many of the high growth markets served by the other Banks. Alabama National's strategy is to focus on growth in profitability for these non-metropolitan banks, since market growth has not been as significant.

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

Employees

  As of December 31, 2001, Alabama National and the Banks together had approximately 1,137 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. Alabama National considers its relations with its employees to be good.

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

  As a bank holding company, Alabama National is subject to the regulation, examination and supervision of the Federal Reserve. The Banks are subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Federal Reserve, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

  The Federal Reserve has adopted rules to incorporate market and interest rate risk components into its risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under these market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

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

  The FDIC currently uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The FDIC recently has proposed changes to its assessment system that are designed to require premium payments by a greater number of banks and other FDIC-insured depository institutions and that also would provide rebates to some institutions. If any of these changes were to take effect, the assessment obligations of the Banks could change.

  The Gramm-Leach-Bliley Act, which became effective in 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. At this time, Alabama National has not registered to become a financial holding company.

  The Gramm-Leach-Bliley Act broadly defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve has determined to be closely related to banking. The Act also permits the Federal Reserve, in consultation with the Department of Treasury, to determine that other activities are "financial in nature" and therefore permissible for financial holding companies. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature (other than insurance underwriting, insurance company portfolio investment, merchant banking, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank at issue has a CRA rating of satisfactory or better. Bank holding companies that have not become financial holding companies are prohibited from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

  John H. Holcomb, III--Age 50--Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of Alabama National since 1996. Mr. Holcomb has been Chief Executive Officer of NBC since 1990.

  Victor E. Nichol, Jr.--Age 55--Vice Chairman. Mr. Nichol has served as Vice Chairman of Alabama National since 2000. Prior to such time, Mr. Nichol served as President and Chief Operating Officer of Alabama National beginning in 1996. Mr. Nichol has been Executive Vice President of NBC since 1994.

  Dan M. David--Age 56--Vice Chairman. Mr. David has served as Vice Chairman of Alabama National since November 30, 1997 when First American Bancorp merged with and into Alabama National. Mr. David serves as Chairman and Chief Executive Officer of First American Bank, positions he has held since 1995. Mr. David served as Chairman and Chief Executive Officer of First American Bancorp from 1995 through 1997.

  John R. Bragg--Age 40--Executive Vice President. Mr. Bragg has served as Executive Vice President of Alabama National since 1998 and Executive Vice President of NBC since 1997. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

  Richard Murray, IV--Age 39--President and Chief Operating Officer. Mr. Murray has served as President and Chief Operating Officer of Alabama National since 2000. Prior to such time, Mr. Murray served as Executive Vice President of Alabama National beginning 1998 and Executive Vice President of NBC beginning 1997. Mr. Murray served as Senior Vice President of NBC from 1990 until 1997.

  William E. Matthews, V--Age 37--Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of Alabama National and NBC since 1998. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996.

  Shelly S. Williams--Age 39--Senior Vice President and Controller. Ms. Williams has served as Senior Vice President and Controller of Alabama National and NBC since 2000. Prior to such time, Ms. Williams served as Vice President and Controller of NBC from 1997 through 2000, and as Assistant Vice President and Assistant Controller of NBC from 1996 to 1997.

ITEM 2. PROPERTIES

  Alabama National, through the Banks, currently operates 60 banking offices and one insurance office. Of these offices, Alabama National, through the Banks, owns 50 banking offices without encumbrance and leases an additional 10 banking offices and its one insurance office. Alabama National, through NBC, leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 6 and 9 to the Consolidated Financial Statements of Alabama National and Subsidiaries included in this Annual Report on Form 10-K for additional information regarding Alabama National's premises and equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  At March 12, 2002 Alabama National had 1,435 stockholders of record (including shares held in "street" names by nominees who are record holders) and 12,350,088 shares of Alabama National Common Stock outstanding. Alabama National Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ/NMS under the symbol "ALAB."

  The reported sales price range for Alabama National Common Stock and the dividends declared during each calendar quarter of 2000 and 2001 are shown below:

                                                                       Dividends
                                                           High   Low  Declared
                                                          ------ ----- ---------
   2000
   First Quarter......................................... $21.75 14.13    .21
   Second Quarter........................................  20.50 17.13    .21
   Third Quarter.........................................  24.75 17.13    .21
   Fourth Quarter........................................  23.63 18.75    .21
   2001
   First Quarter......................................... $32.00 22.50    .23
   Second Quarter........................................  32.45 27.50    .23
   Third Quarter.........................................  34.99 25.51    .23
   Fourth Quarter........................................  35.68 30.04    .23

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

  The last reported sales price of Alabama National Common Stock as reported on the NASDAQ/NMS on March 12, 2002 was $35.10. The prices shown do not reflect retail mark-ups and mark-downs. The market makers for Alabama National Common Stock as of December 31, 2001, were Morgan, Stanley & Co., Inc., Raymond James & Associates, Inc., Legg Mason Wood Walker Inc., Speer, Leeds & Kellogg, Keefe, Bruyette & Woods, Inc., Trident Securities, Inc., Sherwood Securities Corp., Herzog, Heine, Geduld, Inc., Instinet Corporation, RediBook ECN LLC, Knight Securities L.P., Archipelago L.L.C., Island System Corporation, MARKETXT, Inc., Midwest Research-First Tennessee, Hoefer & Arnett, Incorporated, THE BRUT ECN, LLC and SunTrust Capital Markets, Inc.

ITEM 6.SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
            (Amounts in thousands, except ratios and per share data)

                                         Year Ended December 31,
                          ----------------------------------------------------------
                           2001(1)     2000(1)     1999(1)     1998(1)     1997(1)
                          ----------  ----------  ----------  ----------  ----------
Income Statement Data:
Interest income.........  $  179,537  $  171,222  $  133,106  $  121,713  $  110,050
Interest expense........      90,393      90,987      62,307      59,064      50,848
                          ----------  ----------  ----------  ----------  ----------
Net interest income.....      89,144      80,235      70,799      62,649      59,202
Provision for loan
 losses.................       3,946       2,506       2,107       1,796       3,421
                          ----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 loan losses............      85,198      77,729      68,692      60,853      55,781
Net securities gains
 (losses)...............         246        (119)        196         187          (4)
Noninterest income......      48,461      33,466      31,120      29,963      21,111
Noninterest expense.....      92,233      74,111      65,860      64,401      55,510
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      41,672      36,965      34,148      26,602      21,378
Provision for income
 taxes..................      13,232      11,421      10,817       8,504       6,495
                          ----------  ----------  ----------  ----------  ----------
Income before minority
 interest in earnings of
 consolidated
 subsidiary.............      28,440      25,544      23,331      18,098      14,883
Minority interest in
 earnings of
 consolidated
 subsidiary.............          25          26          25          23          12
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $   28,415  $   25,518  $   23,306  $   18,075  $   14,871
                          ==========  ==========  ==========  ==========  ==========
Balance Sheet Data:
Total assets............  $2,843,467  $2,358,285  $2,025,503  $1,751,724  $1,568,662
Earning assets..........   2,612,806   2,140,562   1,811,312   1,563,967   1,380,908
Securities..............     567,688     386,059     353,923     333,898     275,653
Loans held for sale ....      36,554       5,226       8,615      19,047       5,291
Loans, net of unearned
 income ................   1,964,169   1,710,810   1,403,489   1,147,100   1,015,105
Allowance for loan
 losses.................      28,519      22,368      19,111      17,465      15,780
Deposits................   2,066,759   1,807,095   1,529,251   1,345,017   1,190,940
Short-term debt.........      68,350      91,439      24,389      21,700      29,087
Long-term debt..........     209,631      83,926     124,005      32,328      16,587
Stockholders' equity....     207,886     171,604     146,280     138,515     123,972
Weighted Average Shares
 Outstanding--
 Diluted(2).............      12,141      11,973      12,008      11,908      11,734
Per Common Share Data:
Net income--diluted ....  $     2.34  $     2.13  $     1.94  $     1.52  $     1.27
Book value (period
 end)...................       16.84       14.56       12.40       11.83       10.93
Tangible book value
 (period end) ..........       15.31       13.34       11.49       11.13       10.16
Dividends declared .....        0.92        0.84        0.72        0.60        0.46
Performance Ratios:
Return on average assets
 .......................        1.12%       1.17%       1.26%       1.09%       1.05%
Return on average equity
 .......................       15.40       16.29       16.11       13.57       12.63
Net interest margin(3)..        3.83        4.03        4.23        4.28        4.63
Net interest margin
 (taxable
 equivalent)(3).........        3.88        4.08        4.30        4.35        4.71
Asset Quality Ratios:
Allowance for loan
 losses to period end
 loans(4)...............        1.45%       1.31%       1.36%       1.52%       1.55%
Allowance for loan
 losses to period end
 nonperforming
 loans(5)...............      377.09      614.17      431.11      330.78      260.40
Net charge-offs to
 average loans(4) ......        0.09        0.04        0.04        0.01        0.13
Nonperforming assets to
 period end loans and
 foreclosed
 property(4)(5).........        0.47        0.30        0.38        0.57        0.77
Capital and Liquidity
 Ratios:
Average equity to
 average assets.........        7.28%       7.16%       7.80%       8.03%       8.35%
Leverage (4.00% required
 minimum)(6)............        7.61        6.83        7.23        7.51        7.85
Risk-based capital
  Tier 1 (4.00% required
   minimum)(6)..........        9.92        8.86        9.46       10.18       10.11
  Total (8.00% required
   minimum)(6)..........       11.17       10.11       10.70       11.43       11.36
Average loans to average
 deposits...............       97.74       94.04       89.00       83.00       85.26

-------
(1) On January 31, 2001, Peoples State Bank of Groveland ("PSB") merged with a newly formed subsidiary of Alabama National, whereby PSB became a wholly owned subsidiary of Alabama National ("the PSB Merger"). Pursuant to the terms of the PSB Merger each share of PSB common stock was converted into
    1.164 shares of Alabama National common stock. On December 31, 1998, Community Bank of Naples, N.A. ("Naples") merged with and into a subsidiary of Alabama National (the "Naples Merger"). Pursuant to the terms of the Naples Merger, each share of Naples common stock was converted into 0.53271 shares of Alabama National's common stock. On October 2, 1998, Community Financial Corporation ("CFC") merged with and into Alabama National (the "CFC Merger"). Pursuant to the terms of the CFC Merger, each share of CFC common stock was converted into 0.351807 shares of Alabama National's common stock. On May 29, 1998, Public Bank Corporation ("PBC") merged with and into Alabama National (the "PBC Merger"). Pursuant to the terms of the PBC Merger, each share of PBC common stock was converted into 0.2353134 shares of Alabama National's common stock. On November 30, 1997, First American Bancorp ("FAB") merged with and into Alabama National (the "FAB Merger"). Pursuant to the terms of the FAB Merger, each share of FAB common stock was converted into
    0.7199 shares of Alabama National's common stock. Each of the aforementioned mergers was accounted for as a pooling of interests. The historical Five-Year Summary of Selected Financial Data for all periods have been restated to include the results of operations of PSB, Naples, CFC, PBC and FAB from the earliest period presented, except for dividends per common share. (See Note 2 to Alabama National's consolidated financial statements included in this Annual Report).

(2) The weighted average common share and common equivalent shares outstanding are those of PSB, Naples, CFC, PBC and FAB converted into Alabama National common stock and common stock equivalents at the applicable exchange ratios.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

  The following is a discussion and analysis of the consolidated financial condition of Alabama National BanCorporation ("Alabama National") and results of operations as of the dates and for the periods indicated. On January 31, 2001, Peoples State Bank of Groveland, a bank headquartered in Groveland, Florida, was merged with and into a newly formed subsidiary of Alabama National, whereby Peoples State Bank of Groveland became a wholly owned subsidiary of Alabama National. Pursuant to the terms of the merger, each share of Peoples State Bank common stock was converted into 1.164 shares of Alabama National common stock for a total of 734,609 shares. The historical consolidated financial statements of Alabama National reflect adjustments for the Peoples State Bank merger, which was accounted for as a pooling of interests, and differ from consolidated financial statements of Alabama National as previously reported. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of Alabama National conform with accounting principles generally accepted in the United States of America and with general financial service industry practices.

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

Selected Bank Financial Data

  Alabama National's success is dependent upon the financial performance of its subsidiary banks (the "Banks"). Alabama National, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 2001 and 2000 for each of the Banks.
                         SELECTED BANK FINANCIAL DATA
                     (Amounts in thousands, except ratios)
                                  (Unaudited)

                                                                  December 31, 2001
                     ------------------------------------------------------------------------------------------------------
                      National   Alabama             Citizens &  First     First     First    Peoples             Georgia
                      Bank of    Exchange   Bank of   Peoples   American  Citizens    Gulf     State     Public    State
                      Commerce     Bank    Dadeville Bank, N.A.   Bank     Bank       Bank      Bank      Bank      Bank
                     ----------  --------  --------- ---------- --------  --------  --------  --------  --------  --------
Summary of
Operations:
 Interest income...  $   66,266  $ 5,326    $ 5,254   $ 4,340   $ 37,547  $ 6,653   $ 12,897  $ 10,417  $  7,222  $ 14,936
 Interest
 expense...........      35,830    1,811      2,285     2,529     18,537    3,189      5,936     4,903     3,480     7,305
 Net interest
 income............      30,436    3,515      2,969     1,811     19,010    3,464      6,961     5,514     3,742     7,631
 Provision for
 loan losses.......       1,100      160         87       242        510       20        537       225       340       350
 Securities
 gains.............         140      --         --        --          15      --         --        --        --         11
 Noninterest
 income............      29,745      681        660       422      8,065      804      2,900     1,040     1,406     2,149
 Noninterest
 expense...........      41,513    2,252      1,651     1,578     17,915    2,124      5,924     4,251     3,131     5,343
 Net income........      12,299    1,225      1,353       275      5,918    1,638      2,224     1,293     1,051     2,733
Balance Sheet
Highlights:
 At Period-End:
   Total assets....  $1,080,094  $75,982    $69,833   $76,518   $691,692  $93,907   $189,176  $133,143  $111,825  $219,461
   Securities......     238,484   25,459     14,108    14,307     95,977   41,340     16,638    19,522    19,637    66,616
   Loans, net of
   unearned
   income..........     722,864   39,063     48,770    55,174    502,618   43,348    150,744   103,926    79,422   120,535
   Allowance for
   loan losses.....       9,449      579        641       702      8,745      590      1,960     1,527     1,031     1,613
   Deposits........     579,350   64,033     58,120    58,117    584,337   79,924    150,256   116,690    94,579   168,724
   Short-term
   debt............      25,000      --         --      4,000        --       --       6,000     4,000       --        --
   Long-term debt..     106,077    5,000      5,000     2,000     28,020    6,000     16,000       --      5,000    15,000
   Stockholders'
   equity..........      82,061    6,323      5,677     5,006     63,013    7,190     13,660     9,902     8,623    15,399
Performance Ratios:
 Return on average
 assets............        1.22%    1.60%      1.90%     0.43%      1.23%    1.72%      1.24%     0.99%     1.05%     1.33%
 Return on average
 equity............       15.52    18.68      22.92      6.35      13.36    22.08      17.75     13.51     13.98     18.83
 Net interest
 margin............        3.23     5.01       4.54      3.09       4.34     3.93       4.25      4.49      4.10      4.06
Capital and
Liquidity Ratios:
 Average equity to
 average assets....        7.83     8.55       8.30      6.75       9.24     7.80       7.01      7.32      7.53      7.07
 Leverage (4.00%
 required
 minimum)..........        7.72     7.36       8.17      6.90       9.69     7.17       7.21      7.35      7.97      6.88
 Risk-based
 capital ..........
   Tier 1 (4.00%
   required
   minimum)........       10.60    13.42      11.69      8.85       9.73    13.67      10.12     10.25      9.88     11.12
   Total (8.00%
   required
   minimum)........       11.83    14.67      12.94     10.10      10.98    14.86      11.37     11.50     11.06     12.28
 Average loans to
 average
 deposits..........      118.73    63.58      83.20     74.35      97.39    55.12      99.65     89.02     81.22     75.73
                      Community
                       Bank of
                     Naples, N.A.
                     ------------
Summary of
Operations:
 Interest income...    $ 10,144
 Interest
 expense...........       4,607
 Net interest
 income............       5,537
 Provision for
 loan losses.......         375
 Securities
 gains.............          80
 Noninterest
 income............       1,038
 Noninterest
 expense...........       3,152
 Net income........       2,000
Balance Sheet
Highlights:
 At Period-End:
   Total assets....    $159,297
   Securities......      15,520
   Loans, net of
   unearned
   income..........     132,574
   Allowance for
   loan losses.....       1,682
   Deposits........     117,892
   Short-term
   debt............      13,000
   Long-term debt..       6,000
   Stockholders'
   equity..........      10,942
Performance Ratios:
 Return on average
 assets............        1.37%
 Return on average
 equity............       20.14
 Net interest
 margin............        4.37
Capital and
Liquidity Ratios:
 Average equity to
 average assets....        6.82
 Leverage (4.00%
 required
 minimum)..........        6.91
 Risk-based
 capital ..........
   Tier 1 (4.00%
   required
   minimum)........        8.85
   Total (8.00%
   required
   minimum)........       10.10
 Average loans to
 average
 deposits..........      104.72

                     (Amounts in thousands, except ratios)
                                  (Unaudited)

                                                                December 31, 2000
                     ---------------------------------------------------------------------------------------------------
                     National  Alabama             Citizens &  First     First     First    Peoples            Georgia
                     Bank of   Exchange   Bank of   Peoples   American  Citizens    Gulf     State    Public    State
                     Commerce    Bank    Dadeville Bank, N.A.   Bank     Bank       Bank      Bank     Bank      Bank
                     --------  --------  --------- ---------- --------  --------  --------  --------  -------  --------
Summary of
Operations:
 Interest income...  $ 71,622  $ 5,593    $ 5,639   $ 3,400   $ 31,322  $ 6,907   $ 11,706  $  9,818  $ 6,192  $ 13,252
 Interest
  expense..........    42,725    1,936      2,706     2,211     15,802    3,467      5,788     4,549    2,634     6,407
 Net interest
  income...........    28,897    3,657      2,933     1,189     15,520    3,440      5,918     5,269    3,558     6,845
 Provision for
  loan losses......       425      160         35       110        618      --          95       503      178        20
 Securities
  losses...........       --       --         --        --         --       --         --       (120)     --        --
 Noninterest
  income...........    19,159      680        597       355      6,142      760      1,711       787    1,127     1,715
 Noninterest
  expense..........    32,775    1,992      1,596     1,291     13,545    1,963      4,568     3,737    2,642     4,963
 Net income........    10,441    1,438      1,321       107      5,223    1,703      1,950     1,126    1,165     2,357
Balance Sheet
Highlights:
 At Period-End:
   Total assets....  $952,623  $73,719    $71,472   $53,122   $443,982  $92,666   $165,784  $122,587  $89,664  $179,860
   Securities......   130,204   19,526     14,752    12,407     54,353   36,825     18,075    10,747   13,260    51,455
   Loans, net of
    unearned
    income.........   710,094   40,223     47,637    33,563    338,270   44,934    130,516   101,345   62,659   110,624
   Allowance for
    loan losses....     9,010      593        556       467      4,799      588      1,519     1,501      719     1,313
   Deposits........   642,227   61,617     56,021    48,862    368,989   78,996    142,667   103,146   77,466   137,315
   Short-term
    debt...........    16,900    5,000      5,000       --       5,000    4,000      5,000     8,000    5,000     5,000
   Long-term debt..    45,176      --       3,700       --      18,050    2,000      5,000       --       --     10,000
   Stockholders'
    equity.........    74,343    6,303      5,590     4,062     41,184    6,885     11,362     9,140    6,546    13,020
Performance Ratios:
 Return on average
  assets...........      1.12%    1.92%      1.81%     0.23%      1.42%    1.83%      1.31%     0.97%    1.45%     1.38%
 Return on average
  equity...........     15.50    23.59      24.33      2.92      15.76    26.41      19.27     13.11    19.63     20.56
 Net interest
  margin...........      3.35     5.36       4.38      2.83       4.67     4.02       4.37      4.94     4.88      4.47
Capital and
Liquidity Ratios:
 Average equity to
  average assets...      7.25     8.13       7.45      7.72       9.02     6.92       6.78      7.41     7.41      6.73
 Leverage (4.00%
  required
  minimum).........      7.78     7.45       7.89      8.09       7.89     7.39       7.00      7.39     7.57      7.16
 Risk-based
  capital .........
   Tier 1 (4.00%
   required
   minimum)........      9.79    13.08      11.73     11.42       9.52    13.56       8.88      9.75     9.68     10.93
   Total (8.00%
   required
   minimum)........     10.97    14.33      12.87     12.67      10.77    14.74      10.07     11.00    10.73     12.02
 Average loans to
  average
  deposits.........    112.63    65.68      78.30     68.54      93.36    55.38      91.92     96.72    80.23     70.88
                      Community
                       Bank of
                     Naples, N.A.
                     ------------
Summary of
Operations:
 Interest income...    $  8,777
 Interest
  expense..........       4,180
 Net interest
  income...........       4,597
 Provision for
  loan losses......         362
 Securities
  losses...........         --
 Noninterest
  income...........         749
 Noninterest
  expense..........       2,367
 Net income........       1,690
Balance Sheet
Highlights:
 At Period-End:
   Total assets....    $130,883
   Securities......      24,375
   Loans, net of
    unearned
    income.........      94,174
   Allowance for
    loan losses....       1,303
   Deposits........      93,593
   Short-term
    debt...........       6,000
   Long-term debt..         --
   Stockholders'
    equity.........       8,821
Performance Ratios:
 Return on average
  assets...........        1.42%
 Return on average
  equity...........       22.02
 Net interest
  margin...........        4.49
Capital and
Liquidity Ratios:
 Average equity to
  average assets...        6.46
 Leverage (4.00%
  required
  minimum).........        6.96
 Risk-based
  capital .........
   Tier 1 (4.00%
   required
   minimum)........       10.16
   Total (8.00%
   required
   minimum)........       11.41
 Average loans to
  average
  deposits.........       88.49

Critical Accounting Policies and Estimates

  Alabama National's accounting policies are critical to understanding the results of operations as reported in the consolidated financial statements. Significant accounting policies utilized by Alabama National are discussed in more detail in the notes to the consolidated financial statements set forth elsewhere herein.

  Some of the more complex technical accounting policies require management to make significant estimates and judgements that affect the valuation of reported assets and liabilities, including associated revenues, expenses, and disclosure. The following briefly describes the more complex policies involving a significant amount of judgements about valuation and the application of complex accounting standards and interpretations.

 Allowance for Loan Losses

  Alabama National records estimated probable incurred credit ,losses in the loan and lease portfolios as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgements to be made by management. Some of the more critical judgements supporting the amount Alabama National's allowance for loan losses methodology and estimates include judgements about: credit worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of probable incurred losses. Under different conditions or using different assumptions, the actual amount of credit losses ultimately confirmed by Alabama National may be different than management's estimates provided in the consolidated financial statements.

  For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to Alabama National's consolidated financial statements included in this Annual Report and "Provision and Allowance for Loan Losses."

 Other

  There are other complex accounting standards that require Alabama National to employ significant judgement in interpreting and applying certain of the principles proscribed by those standards. These judgments include, but are not limited to, determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with SFAS No. 133, the accounting for a transfer of financial assets and extinguishments of liabilities in accordance with SFAS No. 140, and the determination of asset impairment, including when such impairment is other-than-temporary. For a more complete discussion of the accounting policies see Note 1 to Alabama National's consolidated financial statements included in this Annual Report.

Results of Operations

 Year ended December 31, 2001, compared with year ended December 31, 2000

  Alabama National's net income increased by $2.9 million, or 11.4%, to $28.4 million in the year ended December 31, 2001, from $25.5 million for the year ended December 31, 2000. Return on average assets during 2001 was 1.12%, compared with 1.17% during 2000, and return on average equity was 15.40% during 2001, compared with 16.29% during 2000.

  Net interest income increased $8.9 million, or 11.1%, to $89.1 million in 2001, from $80.2 million in 2000, as interest income increased by $8.3 million and interest expense decreased $0.6 million. The increase in net interest income is attributable to a $233.8 million increase in average loans to $1.81 billion during 2001, from $1.58 billion in 2000, as a result of continued management emphasis on loan growth. In general, loans are Alabama National's highest yielding earning asset. Alabama National also experienced a growth in its securities portfolio that also contributed to the increase in net interest income in 2001. Average securities totaled $449.9 million in 2001, compared to $365.3 in 2000. Despite an increase in average interest bearing liabilities of $285.8 million, to $2.04 billion in 2001, interest expense decreased slightly during 2001. This is a result of the interest rate cuts during 2001 by the Federal Reserve Bank and the effect these cuts had on rates paid on Alabama National's deposits and other funding sources. Except for other short-term borrowings, all categories of average interest-bearing liabilities increased during 2001. Average time deposits increased $88.9 million, to $948.2 million in 2001, compared to $859.4 million in 2000. The interest rate paid on time deposits decreased 32 basis points to 5.68% in 2001. Also, average long-term and short-term debt increased a combined $49.5 million, to $211.7 million during 2001, from $162.2 million in 2000. The increases in the above liability categories are due to Alabama National's need to fund loan and asset growth. These funding sources generally bear higher interest rates than interest-bearing transaction accounts, resulting in higher interest expense.

  Alabama National's net interest spread and net interest margin were 3.33% and 3.83%, respectively, in 2001, compared to 3.47% and 4.03%, respectively, in 2000. These decreases resulted because the rate paid on interest-bearing liabilities did not reprice as rapidly as the yield earned on average loans. During 2001, as the Federal Reserve cut interest rates, Alabama National's loans repriced more rapidly than the deposits and other funding sources used to fund loans and other earning assets.

  Alabama National recorded a provision for loan losses of $3.9 million during 2001, compared to $2.5 million in 2000. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level, although there can be no assurance that economic or regulatory factors will not require further increases in the allowance. Alabama National's allowance for loan losses as a percentage of period-end loans (excluding loans held for sale) was 1.45% at December 31, 2001, compared with 1.31% at December 31, 2000. The allowance for loan losses as a percentage of period-end nonperforming assets was 308.55% at December 31, 2001, compared with 437.73% at December 31, 2000. Alabama National experienced net charge-offs of $1.7 million in 2001, equating to a ratio of net charge-offs to average loans of 0.09%, compared with net charge-offs of $0.6 million in 2000, equating to a ratio of net charge-offs to average loans of 0.04%. See "Provision and Allowance for Loan Losses."

  Noninterest income, including net securities gains and losses, increased $15.4 million, or 46.1%, to $48.7 million in 2001, compared with $33.3 million in 2000. Each component of noninterest income experienced increases during 2001. The most significant increases were recorded in the investment services division and mortgage division. Revenue from the investment services division increased $7.9 million, or 133.8%, to $13.7 in 2001, from $5.9 million in 2000. Total revenue earned from the mortgage division increased $3.9 million, or 110.5%, to $7.4 million in 2001, from $3.5 million in 2000. The securities brokerage and trust division experienced a revenue increase of $1.1 million, or 14.4%, to $8.8 million in 2001, from $7.7 million in 2000. The commissions generated by the insurance division totaled $2.1 million in each of 2001 and 2000. Service charges on deposit accounts increased by $1.2 million, or 14.4%, to $9.5 million in 2001, from $8.3 million in 2000. Earnings on bank owned life insurance totaled $2.4 million in 2001, compared with $2.1 million in 2000. The increase reflects earnings on a larger bank owned life insurance asset base due to reinvestment of policy earnings and additional investments in bank owned life insurance policies during 2001. Noninterest expense increased $18.1 million, or 24.5%, to $92.2 million in 2001, compared with $74.1 million during 2000. For a detailed discussion of these income and expense categories, see "Noninterest Income and Expense."

  Income before the provision for income taxes increased $4.7 million, or 12.8%, to $41.7 million in 2001, from $37.0 million in 2000. Net income totaled $28.4 million in 2001, an increase of $2.9 million, or 11.4%, compared to $25.5 million during 2000.

 Year ended December 31, 2000, compared with year ended December 31, 1999

  Alabama National's net income increased by $2.2 million, or 9.5%, to $25.5 million in the year ended December 31, 2000, from $23.3 million for the year ended December 31, 1999. Return on average assets during 2000 was 1.17%, compared with 1.26% during 1999, and return on average equity was 16.29% during 2000, compared with 16.11% during 1999.

  Net interest income increased $9.4 million, or 13.3%, to $80.2 million in 2000 from $70.8 million in 1999, as interest income increased by $38.1 million and interest expense increased $28.7 million. The increase in net interest income is primarily attributable to a $303.3 million increase in average loans to $1.6 billion during 2000, from $1.3 billion in 1999, as a result of management emphasis on loan growth. In general, loans are Alabama National's highest yielding earning asset. The increased interest expense is primarily attributable to an increase in average time deposits of $206.3 million, to

$859.4 million in 2000, from $653.1 million in 1999 and an increase in the interest rate paid on time deposits of 76 basis points, to 6.00% in 2000, from 5.24% in 1999. Also, average long-term and short-term debt increased a combined $75.4 million to $162.2 million during 2000, from $86.8 million in 1999. The increases in the above liability categories are due to Alabama National's need to fund loan growth. These funding sources generally bear higher interest rates than interest-bearing transaction accounts, resulting in higher interest expense.

  Alabama National's net interest spread and net interest margin were 3.47% and 4.03%, respectively, in 2000, each decreasing by 20 basis points from 1999. These decreases resulted because the rate paid on interest-bearing liabilities increased more rapidly than the yield earned on average loans due to a shift in Alabama National's funding mix. During 2000, loans grew more rapidly than lower cost deposits, causing Alabama National to rely upon more costly funding sources such as Federal Home Loan Bank Advances and brokered certificate of deposits.

  Alabama National recorded a provision for loan losses of $2.5 million and $2.1 million during 2000 and 1999, respectively. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level, although there can be no assurance that economic or regulatory factors will not require further increases in the allowance. Alabama National's allowance for loan losses as a percentage of period-end loans (excluding loans held for sale) was 1.31% at December 31, 2000, compared with 1.36% at December 31, 1999. The allowance for loan losses as a percentage of period-end nonperforming assets was 437.73% at December 31, 2000, compared with 360.58% at December 31, 1999. Alabama National experienced net charge-offs of $649,000 in 2000, equating to a ratio of net charge-offs to average loans of 0.04% compared with net charge-offs of $461,000 in 1999, equating to a ratio of net charge-offs to average loans of 0.04%. See "Provision and Allowance for Loan Losses."

  Noninterest income, including net securities gains and losses, increased $2.0 million, or 6.5%, to $33.3 million in 2000, compared with $31.3 million in 1999. Alabama National experienced revenue decreases in its investment services and mortgage lending divisions of $1.2 million, or 11.5%, to $9.4 million in 2000 from $10.6 million in 1999. The securities brokerage and trust division experienced a revenue increase of $1.8 million, or 30.4%, to $7.7 million in 2000, from $5.9 million in 1999. The commissions generated by the insurance division totaled $2.1 million in 2000 compared to $1.1 million in 1999. The 1999 commission revenue only includes seven months of activity as the division was acquired in May 1999. Service charges on deposit accounts increased by $293,000, or 3.7%, to $8.3 million in 2000 from $8.0 million in 1999. Earnings on bank owned life insurance totaled $2.1 million in 2000, compared with $1.5 million in 1999. The increase reflects earnings on a larger bank owned life insurance asset base due to reinvestment of policy earnings and additional investments in bank owned life insurance policies during 2000. Noninterest income for 1999 includes a gain of $819,000 from the curtailment of Alabama National's defined benefit pension plan, a gain of $262,000 from non-recurring sales of assets and a securities gain of $196,000. Noninterest income for 2000 includes a securities loss of $119,000 and a loss of $19,000 from non-recurring sales of assets. Excluding these non-recurring items, Alabama National's noninterest income increased $2.6 million, or 8.5%, in 2000 versus 1999. Noninterest expense increased $8.3 million, or 12.5%, to $74.1 million in 2000, compared with $65.9 million during 1999. See "Noninterest Income and Expense."

  Income before the provision for income taxes increased $2.8 million, or 8.2%, to $37.0 million in 2000, from $34.1 million in 1999. Net income totaled $25.5 million in 2000, an increase of $2.2 million, or 9.5%, compared to $23.3 million during 1999.

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

                AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
                (Amounts in thousands, except yields and rates)

                                                      Year ended December 31,
                          -----------------------------------------------------------------------------------
                                     2001                        2000                        1999
                          --------------------------- --------------------------- ---------------------------
                           Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/  Yield/
                           Balance    Expense   Rate   Balance    Expense   Rate   Balance    Expense   Rate
                          ----------  -------- ------ ----------  -------- ------ ----------  -------- ------
        ASSETS:
        -------
Earning assets:
 Loans(1)(3)............  $1,812,715  $148,239  8.18% $1,578,940  $143,883  9.11% $1,275,619  $109,273  8.57%
 Securities:
 Taxable................     420,582    27,593  6.56     332,717    22,876  6.88     305,548    19,300  6.32
 Tax exempt.............      29,340     2,215  7.55      32,617     2,459  7.54      34,361     2,550  7.42
 Cash balances in other
  banks.................      15,137       510  3.37       3,781       214  5.66       1,830       110  6.01
 Funds sold.............      46,630     1,931  4.14      41,856     2,721  6.50      49,117     2,594  5.28
 Trading account
  securities............       2,021       119  5.89       1,795       124  6.91       6,669       356  5.34
                          ----------  --------        ----------  --------        ----------  --------
   Total earning
    assets(2)...........   2,326,425   180,607  7.76   1,991,706   172,277  8.65   1,673,144   134,183  8.02
                          ----------  --------        ----------  --------        ----------  --------
Cash and due from
 banks..................      81,705                      74,276                      69,985
Premises and equipment..      53,716                      49,156                      44,458
Other assets............      97,829                      93,489                      85,941
Allowance for loan
 losses.................     (23,284)                    (20,747)                    (18,276)
                          ----------                  ----------                  ----------
   Total assets.........  $2,536,391                  $2,187,880                  $1,855,252
                          ==========                  ==========                  ==========

      LIABILITIES:
      ------------

Interest-bearing
 liabilities:
 Interest-bearing
  transaction accounts..  $  316,004     8,166  2.58  $  255,534     8,383  3.28  $  203,736     4,973  2.44
 Savings and money
  market deposits.......     326,474     9,355  2.87     322,590    11,612  3.60     340,207    11,214  3.30
 Time deposits..........     948,242    53,891  5.68     859,366    51,575  6.00     653,097    34,204  5.24
 Funds purchased........     239,293     8,696  3.63     156,204     9,305  5.96     147,621     7,343  4.97
 Other short-term
  borrowings............      42,850     1,842  4.30      65,021     4,518  6.95      28,364     1,544  5.44
 Long-term debt.........     168,857     8,443  5.00      97,162     5,594  5.76      58,445     3,029  5.18
                          ----------  --------        ----------  --------        ----------  --------
   Total interest-
    bearing
    liabilities.........   2,041,720    90,393  4.43   1,755,877    90,987  5.18   1,431,470    62,307  4.35
                          ----------  --------        ----------  --------        ----------  --------
 Demand deposits........     263,876                     241,527                     233,914
 Accrued interest and
  other liabilities.....      46,244                      33,795                      45,243
 Stockholders' equity...     184,551                     156,681                     144,625
                          ----------                  ----------                  ----------
Total liabilities and
 stockholders' equity...  $2,536,391                  $2,187,880                  $1,855,252
                          ==========                  ==========                  ==========
Net interest spread.....                        3.33%                       3.47%                       3.67%
                                                ====                        ====                        ====
Net interest
 income/margin on a
 taxable equivalent
 basis..................                90,214  3.88%               81,290  4.08%               71,876  4.30%
                                                ====                        ====                        ====
Tax equivalent
 adjustment(2)..........                 1,070                       1,055                       1,077
                                      --------                    --------                    --------
Net interest
 income/margin..........              $ 89,144  3.83%             $ 80,235  4.03%             $ 70,799  4.23%
                                      ========  ====              ========  ====              ========  ====

-------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2) Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.

(3) Fees in the amount of $4,427,000, $3,574,000, and $3,587,000 are included in interest and fees on loans for 2001, 2000, and 1999, respectively.

  During 2001, Alabama National experienced an increase in net interest income of $8.9 million, or 11.1%, to $89.1 million, compared with $80.2 million in 2000. Net interest income increased despite a decrease in the net interest spread of 14 basis points to 3.33% in 2001, from 3.47% in 2000, and a decrease in the net interest margin of 20 basis points to 3.83% in 2001, compared with 4.03% in 2000. The decline in net interest spread and net interest margin is largely due to the effects of the interest rate reductions by the Federal Reserve during 2001. Alabama National's interest earning assets have repriced more quickly than its interest-bearing liabilities as time deposits reprice only at maturity. Alabama National's net interest margin improved 21 basis points during the fourth quarter of 2001 as compared to the third quarter of 2001. Management anticipates the net interest margin to approximately stabilize at current levels, absent any additional rate reductions by the Federal Reserve or significant changes in the general interest rate environment. During 2001, net average earning assets increased by $334.7 million, or 16.8%, to $2.33 billion, from $1.99 billion in 2000. The major components of this increase included average loans, which increased $233.8 million, or 14.8%, to $1.81 billion in 2001, from $1.58 billion in 2000, and securities, which increased $84.6 million, or 23.2%, to $449.9 million in 2001, from $365.3 million in 2000.

 Analysis of Changes in Net Interest Income

  The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2001 and 2000. For purposes of this table, changes that are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            (Amounts in thousands)

                                              December 31,
                          --------------------------------------------------------
                            2001 Compared to 2000        2000 Compared to 1999
                               Variance Due to              Variance Due to
                          ---------------------------  ---------------------------
                          Volume   Yield/Rate  Total   Volume   Yield/Rate  Total
                          -------  ---------- -------  -------  ---------- -------
Earning assets:
Loans...................  $19,961   $(15,605) $ 4,356  $27,360   $ 7,250   $34,610
Securities:
  Taxable...............    5,821     (1,104)   4,717    1,791     1,785     3,576
  Tax exempt............     (247)         3     (244)    (132)       41       (91)
Cash balances in other
 banks..................      413       (117)     296      111        (7)      104
Funds sold..............      283     (1,073)    (790)    (418)      545       127
Trading account
 securities.............       15        (20)      (5)    (315)       83      (232)
                          -------   --------  -------  -------   -------   -------
   Total interest
    income..............   26,246    (17,916)   8,330   28,397     9,697    38,094
Interest-bearing
 liabilities:
Interest-bearing
 transaction accounts...    1,767     (1,984)    (217)   1,449     1,961     3,410
Savings and money market
 deposits...............      137     (2,394)  (2,257)    (596)      994       398
Time deposits...........    5,157     (2,841)   2,316   11,904     5,467    17,371
Funds purchased.........    3,845     (4,454)    (609)     443     1,519     1,962
Other short-term
 borrowings.............   (1,263)    (1,413)  (2,676)   2,448       526     2,974
Long-term debt..........    3,670       (821)   2,849    2,194       371     2,565
                          -------   --------  -------  -------   -------   -------
   Total interest
    expense.............   13,313    (13,907)    (594)  17,842    10,838    28,680
                          -------   --------  -------  -------   -------   -------
   Net interest income
    on a taxable
    equivalent basis....  $12,933   $ (4,009)   8,924  $10,555   $(1,141)    9,414
                          =======   ========           =======   =======
Taxable equivalent
 adjustment.............                          (15)                          22
                                              -------                      -------
Net interest income.....                      $ 8,909                      $ 9,436
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

  The following table illustrates Alabama National's interest rate sensitivity at December 31, 2001, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)

                                                       December 31, 2001
                          ----------------------------------------------------------------------------------
                                    After One   After Three
                           Within    Through      Through                               Greater
                            One       Three       Twelve     Within One   One Through    Than
                           Month     Months       Months        Year      Three Years Three Years   Total
                          --------  ---------   -----------  ----------   ----------- ----------- ----------
        ASSETS:
        -------

Earning assets:
  Loans(1)..............  $759,991  $147,077     $ 327,643   $1,234,711    $421,276    $337,173   $1,993,160
  Securities(2).........    14,739    25,041        96,383      136,163     189,828     225,297      551,288
  Trading securities....     1,341       --            --         1,341         --          --         1,341
  Interest-bearing
   deposits in other
   banks................    10,813       --            --        10,813         --          --        10,813
  Funds sold............    32,241       --            --        32,241         --          --        32,241
                          --------  --------     ---------   ----------    --------    --------   ----------
  Total interest-earning
   assets...............  $819,125  $172,118     $ 424,026   $1,415,269    $611,104    $562,470   $2,588,843

      LIABILITIES:
      ------------

Interest-bearing
 liabilities:
  Interest-bearing
   deposits:
  Demand deposits.......  $140,110  $    --      $     --    $  140,110    $    --     $244,245   $  384,355
  Savings and money
   market deposits......   143,911       --            --       143,911         --      229,398      373,309
  Time deposits(3)......   143,963   160,842       532,737      837,542     129,242      35,992    1,002,776
  Funds purchased.......   240,060       --            --       240,060         --          --       240,060
  Short-term
   borrowings(4)........    27,350       --         41,000       68,350         --          --        68,350
  Long-term debt........    62,491    80,003        10,547      153,041      55,036       5,044      213,121
                          --------  --------     ---------   ----------    --------    --------   ----------
  Total interest-bearing
   liabilities..........  $757,885  $240,845     $ 584,284   $1,583,014    $184,278    $514,679   $2,281,971
                          --------  --------     ---------   ----------    --------    --------   ----------
Period gap..............  $ 61,240  $(68,727)    $(160,258)  $ (167,745)   $426,826    $ 47,791
                          ========  ========     =========   ==========    ========    ========
Cumulative gap..........  $ 61,240  $ (7,487)    $(167,745)  $ (167,745)   $259,081    $306,872   $  306,872
                          ========  ========     =========   ==========    ========    ========   ==========
Ratio of cumulative gap
 to total earning
 assets.................     2. 37%    (0.29)%       (6.48)%      (6.48)%     10.01%      11.85%

-------
(1) Excludes nonaccrual loans of $7,563,000
(2) Excludes investment equity securities with a market value of $16,400,000.
(3) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4) Includes treasury, tax and loan account of $3,490,000.

  Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market interest rates when it is liability sensitive. Alabama National is liability sensitive throughout one year after one month. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

  With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At December 31, 2001, mortgage backed securities with a carrying value totaling $486.3 million, or 17.1% of total assets and essentially every underlying loan, net of unearned income, (totaling $1.96 billion, or 69.1% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

  Deposits totaled $2.07 billion, or 72.7% of total assets, at December 31, 2001. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National's spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called "spread compression" and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

  The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Due to the current interest rate environment, Alabama National's net interest income would decrease significantly if prevailing interest rates were to decrease 100 or 200 basis points. The current rates paid on interest-bearing accounts cannot decrease below zero, yet rates earned on loans can experience a decrease in the falling rate scenarios, and the interest rate spread would therefore compress. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results of the future impact of market risk on Alabama National's net interest margin, may differ from that found in the table.

                                  MARKET RISK
                            (Amounts in thousands)

                         Year ended December 31, 2001          Year ended December 31, 2000
   Change in             ---------------------------------     ---------------------------------
   Prevailing             Net Interest       Change from        Net Interest       Change from
 Interest Rates(1)       Income Amount      Income Amount      Income Amount      Income Amount
 -----------------       -------------      --------------     ---------------    --------------
+200 basis points.......   $       117,465              5.47%     $        91,547              5.06%
+100 basis points.......           115,562              3.76               89,413              2.61
0 basis points..........           111,375               --                87,136               --
-100 basis points.......           101,536             (8.83)              84,039             (3.55)
-200 basis points.......            96,871            (13.02)              81,948             (5.95)

-------
(1) Assumes an immediate rate change of this magnitude.

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

  The provision for loan losses increased by $1.4 million, or 57.5%, to $3.9 million in 2001, from $2.5 million in 2000. The increased provision during 2001 is attributable to an increase in potential problem loans, an increase in nonperforming loans, a higher level of net charge-offs, and growth in the loan portfolio.

  Management's periodic evaluation of the adequacy of the allowance for loan losses is based on Alabama National's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. Management believes the allowance for loan losses, at its current level, adequately covers Alabama National's exposure to loan losses. While management believes that it has established the allowance in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future Alabama National's regulators or its economic environment will not require further increases in the allowance.

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

                           ALLOWANCE FOR LOAN LOSSES
                   (Amounts in thousands, except percentages)

                                        Year ended December 31,
                         ----------------------------------------------------------
                            2001        2000        1999        1998        1997
                         ----------  ----------  ----------  ----------  ----------
Total loans outstanding
 at end of period, net
 of unearned income(1).. $1,964,169  $1,710,810  $1,403,489  $1,147,100  $1,015,105
                         ==========  ==========  ==========  ==========  ==========
Average amount of loans
 outstanding, net of
 unearned income(1)..... $1,790,083  $1,571,760  $1,264,689  $1,058,770  $  951,298
                         ==========  ==========  ==========  ==========  ==========
Allowance for loan
 losses at beginning of
 period................. $   22,368  $   19,111  $   17,465  $   15,780  $   13,552
Charge-offs:
  Commercial, financial
   and agricultural.....      1,875         397         215         424         517
  Real estate--
   mortgage.............        730         145         403         215         533
  Consumer..............        754         884         694       1,254       1,886
                         ----------  ----------  ----------  ----------  ----------
    Total charge-offs...      3,359       1,426       1,312       1,893       2,936
                         ----------  ----------  ----------  ----------  ----------
Recoveries:
  Commercial, financial
   and agricultural.....        949         167         188       1,027       1,085
  Real estate--
   mortgage.............        226         228         348         298         200
  Consumer..............        517         382         315         457         458
                         ----------  ----------  ----------  ----------  ----------
    Total recoveries....      1,692         777         851       1,782       1,743
                         ----------  ----------  ----------  ----------  ----------
  Net charge-offs.......      1,667         649         461         111       1,193
Provision for loan
 losses.................      3,946       2,506       2,107       1,796       3,421
Changes incidental to
 acquisitions...........      3,872       1,400         --          --          --
                         ----------  ----------  ----------  ----------  ----------
Allowance for loan
 losses at period-end... $   28,519  $   22,368  $   19,111  $   17,465  $   15,780
                         ==========  ==========  ==========  ==========  ==========
Allowance for loan
 losses to period-end
 loans(1)...............       1.45%       1.31%       1.36%       1.52%       1.55%
Net charge-offs to
 average loans(1).......       0.09        0.04        0.04        0.01        0.13

-------
(1) Does not include loans held for sale.

 Allocation of Allowance

  There is no formal allocation of the allowance for loan losses by loan category.

 Nonperforming Assets

  The following table presents Alabama National's nonperforming assets for the dates indicated.

                             NONPERFORMING ASSETS
                  (Amounts in thousands, except percentages)

                                            At December 31, 2001
                                   -------------------------------------------
                                    2001     2000     1999     1998     1997
                                   -------  -------  -------  -------  -------
Nonaccrual loans.................  $ 7,563  $ 3,642  $ 4,428  $ 4,768  $ 4,994
Restructured loans...............      --       --         5      499    1,052
Loans past due 90 days or more
 and still accruing..............      --       --       --        13       14
                                   -------  -------  -------  -------  -------
  Total nonperforming loans......    7,563    3,642    4,433    5,280    6,060
Other real estate owned..........    1,680    1,468      867    1,234    1,801
                                   -------  -------  -------  -------  -------
  Total nonperforming assets.....  $ 9,243  $ 5,110  $ 5,300  $ 6,514  $ 7,861
                                   =======  =======  =======  =======  =======
Allowance for loan losses to
 period-end loans(1).............     1.45%    1.31%    1.36%    1.52%    1.55%
Allowance for loan losses to
 period-end nonperforming loans..   377.09   614.17   431.11   330.78   260.40
Allowance for loan losses to
 period-end nonperforming
 assets..........................   308.55   437.73   360.58   268.11   200.74
Net charge-offs to average
 loans(1) .......................     0.09     0.04     0.04     0.01     0.13
Nonperforming assets to period-
 end loans and foreclosed
 property(1).....................     0.47     0.30     0.38     0.57     0.77
Nonperforming loans to period-end
 loans(1)........................     0.39     0.21     0.32     0.46     0.60

-------
(1) Does not include loans held for sale.

  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, Alabama National's policy is to place all loans on nonaccrual status if they become 90 days or more past due, regardless of the collateral or the borrower's financial condition. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses. During the years ending December 31, 2001, 2000 and 1999, approximately $406,000, $498,000, and
$407,000, respectively, in additional interest income would have been recognized in earnings if Alabama National's nonaccrual loans had been current in accordance with their original terms.

  Total nonperforming assets increased $4.1 million, to $9.2 million at December 3l, 2001, from $5.1 million at December 31, 2000. The increase in nonperforming assets is attributable to the current slowdown in the national economy and $1.1 million in nonperforming assets acquired in the Farmers National Bancshares, Inc. acquisition. Although the level of nonperforming assets has increased since year-end 2000, the current levels are still below industry averages. The allowance for loan losses to period-end nonperforming assets was 308.55% at December 31, 2001, compared with 437.73% at December 31, 2000. This ratio will generally fluctuate from period to period depending upon nonperforming asset levels at period end. Total nonperforming loans increased $3.9 million during 2001, to $7.6 million and other real estate owned increased $212,000, to $1.7 million at December 31, 2001.

 Potential Problem Loans

  A potential problem loan is one that management has concerns as to the borrower's future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that Alabama National's interests are protected. At December 31, 2001, Alabama National had certain loans considered by management to be potential problem loans totaling $75.8 million as compared with $28.2 million at December 31, 2000. This increase in potential problem loans is attributable to $11.6 million in potential problem loans acquired in the Farmers National Bancshares, Inc. acquisition and the current slowdown in the national economy. Alabama National believes early identification of potential problem loans is an important factor in its ability to successfully collect such loans. As such, it encourages early identification of potential problem loans both with its loan officers and loan review staff. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

 Noninterest income

  Alabama National relies on five distinct product lines for the production of recurring noninterest income: traditional retail and commercial banking, mortgage banking, securities brokerage and trust services, investment services, and insurance services. During 2001, Alabama National changed its reportable segment disclosure to present the combined results of operations for the securities brokerage and trust divisions into a consolidated segment. This change is due to the similar customer base and products offered by these divisions and reflects management's view that these formerly separate segments should be combined for both internal and external monitoring and reporting. Combined fees associated with Alabama National's five product lines totaled $41.6 million in 2001, compared with $27.5 million in 2000, an increase of $14.1 million, or 51.2%. An analysis of this increase is provided below.

  The following table sets forth, for the periods indicated, the principal components of noninterest income.

                              NONINTEREST INCOME
                            (Amounts in thousands)

                                                       Year ended December 31,
                                                       ------------------------
                                                        2001    2000     1999
                                                       ------- -------  -------
Service charges on deposit accounts................... $ 9,497 $ 8,304  $ 8,011
Investment division income............................  13,717   5,867    6,624
Securities brokerage and trust income.................   8,800   7,692    5,897
Origination and sale of mortgage loans................   7,431   3,531    3,993
Gain (loss) on disposal of assets and deposits........      84     (19)     262
Securities gains (losses).............................     246    (119)     196
Bank owned life insurance.............................   2,412   2,080    1,543
Insurance commissions.................................   2,126   2,099    1,068
Gain on pension curtailment...........................     --      --       819
Other.................................................   4,394   3,912    2,903
                                                       ------- -------  -------
  Total noninterest income............................ $48,707 $33,347  $31,316
                                                       ======= =======  =======

 Noninterest Expense

  The following table sets forth, for the periods indicated, the principal components of noninterest expense.

                              NONINTEREST EXPENSE
                            (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
Salaries and employee benefits......................... $45,329 $39,017 $34,970
Commission based compensation..........................  12,868   5,566   4,376
Net occupancy expense..................................   9,722   8,906   7,884
Amortization of goodwill...............................     524     501     387
Advertising............................................   1,254   1,039   1,133
Banking assessments....................................     771     660     512
Core deposit amortization..............................     627     377     197
Data processing expenses...............................   1,562   1,453   1,478
Legal and professional fees............................   3,331   2,337   2,996
Net non-credit losses..................................     339     136     206
Postage and courier services...........................   1,776   1,776   1,336
Supplies and printing..................................   1,926   1,740   1,376
Telephone..............................................   1,224   1,167   1,059
Other..................................................  10,980   9,436   7,950
                                                        ------- ------- -------
  Total noninterest expense............................ $92,233 $74,111 $65,860
                                                        ======= ======= =======

  Noninterest expense increased $18.1 million, or 24.5%, to $92.2 million in 2001, from $74.1 million in 2000. Salaries and employee benefits increased $6.3 million, or 16.2%, in 2001. This increase reflects Alabama National's general growth in employment concurrent with its expansion of offices and business lines, its asset and revenue growth as well as salary increases reflecting employee performance, job duties, and competitive employment market conditions. Commission based compensation increased $7.3 million, or 131.2%, in 2001. The increase in commission based compensation is due to increased revenue production in mortgage, securities brokerage and investment divisions. Net occupancy expense increased $816,000, or 9.2%, in 2001. This increase during 2001 is attributable to a full year of occupancy expenses associated with branch expansion and acquisitions during 2000. Alabama National's Banks also opened three additional branches during 2001.

 Investment Services

  The following table sets forth, for the periods indicated, the summary of operations for the investment services division of Alabama National:

                         INVESTMENT SERVICES DIVISION
                            (Amounts in thousands)

                                                           Year ended December
                                                                   31,
                                                          ---------------------
                                                           2001    2000   1999
                                                          ------- ------ ------
Investment services revenue.............................. $13,717 $5,867 $6,624
Expenses and allocated charges...........................  10,334  5,377  5,957
                                                          ------- ------ ------
  Net investment services revenue........................ $ 3,383 $  490 $  667
                                                          ======= ====== ======

  National Bank of Commerce of Birmingham operates an investment department devoted primarily to handling correspondent banks' investment needs. Investment services revenue consists primarily of commission income from the sale of fixed income securities to correspondent banks. A small portion of investment services revenue is generated from fee based services including asset/liability consulting, bond accounting and security safekeeping. Investment services revenue increased dramatically during 2001, to $13.7 million, or 133.8%, from $5.9 million in 2000. The substantial increase in revenue was due to increased liquidity of community banks served by this division and the decline of interest rates during 2001, both of which lead to increased demand for fixed income securities by its customers. Investment services revenue decreased $757,000, or 11.4%, to $5.9 million in 2000 from $6.6 million in 1999. The rising interest rate environment in early 2000 combined with strong loan demand in the economy reduced investors' demand for fixed income securities during 2000. These results include certain income and expense items that are allocated by management to the investment services areas of Alabama National.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

 Securities Brokerage and Trust Division

  The following table sets forth, for the periods indicated, the summary of operations for the securities brokerage and trust division of Alabama
National:

                    SECURITIES BROKERAGE AND TRUST DIVISION
                            (Amounts in thousands)

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            2001   2000   1999
                                                           ------ ------ ------
Securities brokerage and trust revenue.................... $8,800 $7,692 $5,897
Interest income...........................................  1,858  3,700  2,053
                                                           ------ ------ ------
  Total securities brokerage and trust revenue............ 10,658 11,392  7,950
Interest expense..........................................    407  1,805    955
Expenses and allocated charges............................  8,836  7,579  5,430
                                                           ------ ------ ------
  Net securities brokerage and trust revenue.............. $1,415 $2,008 $1,565
                                                           ====== ====== ======

  National Bank of Commerce of Birmingham has a wholly owned subsidiary, NBC Securities, Inc. (NBC Securities), that is a full service licensed broker-dealer. The trust department of NBC and NBC Securities manage the assets of both corporate and individual customers located primarily in the markets served by Alabama National. The revenue generated by this division consists primarily of commission income generated from the sale of equity securities to individual and corporate customers, from fees paid for assets under management or custody and from fees related to investment consulting work performed for clients. NBC Securities also recognizes interest income from margin loans. Revenue for this division increased $1.1 million, or 14.4%, to $8.8 million in 2001. Securities brokerage and trust revenue increased $1.8 million, or 30.4%, to $7.7 million in 2000, from $5.9 million in 1999. The increase during both 2001 and 2000 is due to additional investment advisors and customer assets in custody or under management, and general expansion of securities brokerage services to other subsidiaries of Alabama National. During 2001, interest income decreased $1.8 million, to $1.9 million, due to decreased margin loan activity during the year. Interest income increased to $3.7 million in 2000, from $2.1 million in 1999 due to increased volume of margin loans. These results include certain income and expense items allocated by management to the securities and trust division.

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

 Mortgage Lending Division

  The following table sets forth, for the periods indicated, the summary of operations for the mortgage lending division of Alabama National:

                           MORTGAGE LENDING DIVISION
                            (Amounts in thousands)

                                                           Year ended December
                                                                   31,
                                                           --------------------
                                                            2001   2000   1999
                                                           ------ ------ ------
Origination and sale of mortgage loans(1)................. $7,660 $3,866 $4,240
Interest income...........................................  1,117    424    527
                                                           ------ ------ ------
  Total revenue...........................................  8,777  4,290  4,767
Expenses and allocated charges............................  5,548  3,061  3,391
                                                           ------ ------ ------
  Net mortgage lending division revenue................... $3,229 $1,229 $1,376
                                                           ====== ====== ======

-------
(1) Includes intercompany income allocated to mortgage lending division totaling $229,000, $335,000, and $247,000 at December 31, 2001, 2000 and
    1999, respectively.

  Fees earned in connection with the origination and resale of mortgages increased $3.8 million, or 98.1%, to $7.7 million, from $3.9 million in 2000. This increase is primarily a result of falling interest rates and the impact the interest rate environment has on new mortgage origination activity and refinancing. Expenses and allocated charges totaled $5.5 million during 2001, representing an increase of $2.5 million from 2000. The increase is due to higher commission compensation and other expenses associated with a greater volume of origination activity. Fees charged in connection with the origination and resale of mortgage loans decreased $374,000, or 8.8%, to $3.9 million in 2000 from $4.2 million in 1999, due primarily to changing market conditions. As interest rates remained high in early 2000, mortgage origination volume declined. The expenses and allocated charges decreased by $330,000 to $3.1 million in 2000 from $3.4 million in 1999. The decrease was due to less mortgage origination volume. These results include certain income and expense items that are allocated by management to the mortgage lending area of Alabama National.

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

 Insurance Services Division

  The following table sets forth, for the periods indicated, a summary of operations for the insurance services division of Alabama National:

                          INSURANCE SERVICES DIVISION
                            (Amounts in thousands)

                                                            Year ended December
                                                                    31,
                                                           ---------------------
                                                            2001   2000  1999(1)
                                                           ------ ------ -------
Commission income......................................... $2,126 $2,099 $1,068
Other income..............................................      5     23     16
                                                           ------ ------ ------
  Total revenue...........................................  2,131  2,122  1,084
Expenses and allocated charges............................  2,113  1,851    884
                                                           ------ ------ ------
  Net insurance division revenue.......................... $   18 $  271 $  200
                                                           ====== ====== ======

-------
(1) The insurance division was acquired in May 1999.

  Commission income earned from the sale of insurance products was approximately $2.1 million for each of 2001 and 2000. Alabama National purchased an existing insurance company in May of 1999 and since that time has been establishing a network of salesmen in many of the markets served by Alabama National. This expansion has resulted in increased expenses as new employees are hired. Alabama National's plan is for these new hires to begin producing revenue exceeding their compensation and other expenses such that this expansion will eventually result in increased profitability from the insurance services division. These results include certain income and expense items that are allocated by management to the insurance services division of Alabama National.

  These results are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to this division.

Earning Assets

 Loans

  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans averaged $1.81 billion in 2001, compared to $1.58 billion in 2000, an increase of $233.8 million, or 14.8%. At December 31, 2001, total loans, net of unearned income, were $1.96 billion, compared to $1.71 billion at the end of 2000, an increase of $253.4 million, or 14.8%.

  The growth in Alabama National's loan portfolio is attributable to Alabama National's ability to attract new customers while maintaining consistent underwriting standards. Loan growth is also impacted by general economic conditions that may result in increased loan demand from existing customers. Also contributing to the loan growth during 2001 was the acquisition of Farmers National Bancshares, Inc., which had loans of approximately $103.1 million at the time of acquisition. The following table details the composition of the loan portfolio by category at the dates indicated.


                         COMPOSITION OF LOAN PORTFOLIO
                  (Amounts in thousands, except percentages)

                                                                      December 31,
                              ----------------------------------------------------------------------------------
                                     2001                 2000                 1999                 1998
                              -------------------  -------------------  -------------------  -------------------
                                          Percent              Percent              Percent              Percent
                                            of                   of                   of                   of
                                Amount     Total     Amount     Total     Amount     Total     Amount     Total
                              ----------  -------  ----------  -------  ----------  -------  ----------  -------
Commercial and financial..    $  247,613   12.59%  $  275,107   16.07%  $  268,829   19.14%  $  263,102   22.91%
Real estate:
 Construction...........         231,369   11.76      185,814   10.85      154,023   10.96       78,558    6.84
 Mortgage--residential..         546,730   27.80      490,152   28.63      392,986   27.98      318,745   27.76
 Mortgage--commercial...         637,575   32.42      498,858   29.14      396,312   28.21      310,610   27.04
 Mortgage--other........           5,645     .29        4,238     .25        4,284     .30        3,824     .33
Consumer................          82,909    4.22       79,458    4.64       76,150    5.42       79,106    6.89
Lease financing receivable..      73,924    3.76       58,668    3.43       22,046    1.57        9,109     .79
Securities brokerage margin
 loans..................          16,302     .83       29,901    1.75       22,551    1.61       30,025    2.61
Other...................         124,564    6.33       89,700    5.24       67,517    4.81       55,528    4.83
                              ----------  ------   ----------  ------   ----------  ------   ----------  ------
 Total gross loans......       1,966,631  100.00%   1,711,896  100.00%   1,404,698  100.00%   1,148,607  100.00%
                                          ======               ======               ======               ======
Unearned income.........          (2,462)              (1,086)              (1,209)              (1,507)
                              ----------           ----------           ----------           ----------
 Total loans, net of
  unearned income(1)....       1,964,169            1,710,810            1,403,489            1,147,100
Allowance for loan
 losses.................         (28,519)             (22,368)             (19,111)             (17,465)
                              ----------           ----------           ----------           ----------
 Total net loans(1).....      $1,935,650           $1,688,442           $1,384,378           $1,129,635
                              ==========           ==========           ==========           ==========
                                    1997
                              -------------------
                                         Percent
                                           of
                               Amount     Total
                              ---------- --------
Commercial and financial..    $ 212,678   20.91%
Real estate:
 Construction...........         75,214    7.39
 Mortgage--residential..        317,275   31.19
 Mortgage--commercial...        268,395   26.38
 Mortgage--other........          4,380     .43
Consumer................         91,756    9.02
Lease financing receivable..        --      --
Securities brokerage margin
 loans..................            --      --
Other...................         47,609    4.68
                              ---------- --------
 Total gross loans......      1,017,307  100.00%
                                         ========
Unearned income.........         (2,202)
                              ----------
 Total loans, net of
  unearned income(1)....      1,015,105
Allowance for loan
 losses.................        (15,780)
                              ----------
 Total net loans(1).....      $ 999,325
                              ==========

-------
(1) Does not include loans held for sale.

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

  The principal component of Alabama National's loan portfolio is real estate mortgage loans. At year-end 2001, this category totaled $1.2 billion and represented 60.5% of the total loan portfolio, compared to $993.2 million, or 58.0%, of the total loan portfolio, at year-end 2000.

  Residential mortgage loans increased $56.6 million, or 11.5%, to $546.7 million at December 31, 2001, compared with $490.2 million at December 31, 2000. Commercial mortgage loans increased $138.7 million, or 27.8%, to $637.6 million at December 31, 2001. Increases in both of these categories of loans are primarily the result of Alabama National's expertise in and appetite for these commercial and residential real estate loans. In addition, the general economic conditions in Alabama National's markets, which generate such lending opportunities, are partially responsible for this growth.

  Real estate construction loans increased $45.6 million, or 24.5%, to $231.4 million at December 31, 2001, compared with $185.8 million at December 31, 2000. Alabama National's focus on the home construction market and strong construction activity in markets it serves caused this increase.

  Commercial and financial loans decreased $27.5 million, or 10.0% to $247.6 million at December 31, 2001. Alabama National's general preference for real estate collateral or liquid collateral over accounts receivable and inventory collateral is a factor in this decrease.

  Consumer loans increased $3.5 million, or 4.3%, during 2001 to $82.9 million, from $79.5 million in 2000. Lease financing receivables increased $15.3 million, or 26.0%, during 2001 to $73.9 million, from $58.7 million as a result of a successful marketing efforts and business development efforts of individuals in this area. Alabama National engages in no foreign lending operations.

  The repayment of loans is a source of additional liquidity for Alabama National. The following table sets forth Alabama National's loans maturing within specific intervals at December 31, 2001.

          LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES
                            (Amounts in thousands)

                                                 December 31, 2001
                                     -----------------------------------------
                                              Over one year
                                     One year through five  Over five
                                     or less      years       years    Total
                                     -------- ------------- --------- --------
Commercial, financial and
 agricultural....................... $140,767   $ 99,725    $  7,121  $247,613
Real estate--construction...........  161,757     52,612      17,000   231,369
Real estate--residential............  130,153    163,234     253,343   546,730
Real estate--commercial.............   98,097    378,264     161,214   637,575
Consumer............................   26,292     54,648       1,969    82,909

                                                         Predetermined Floating
                                                             Rates      Rates
                                                         ------------- --------
    Maturing after one year but within five years.......   $577,961    $170,520
    Maturing after five years...........................    112,804     327,845
                                                           --------    --------
                                                           $690,765    $498,365
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

 Securities

  Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of Alabama National's earning assets. Securities averaged $449.9 million during 2001, compared with $365.3 million during 2000, an increase of $84.6 million, or 23.2%. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities and during 2001 as loan demand decreased Alabama National had excess liquidity to purchase securities. Management attempts to maintain earning asset growth commensurate with its funding growth and with its overall growth plans. During 2001, Alabama National experienced increasing liquidity and a reduction in its rate of loan growth (excluding loans acquired in the Farmers National Bancshares, Inc. acquisition) and increased the size of the securities portfolio through purchases. At December 31, 2001, the securities portfolio totaled $567.7 million, including securities held to maturity with an amortized cost of $234.8 million and securities available for sale with a market value of $332.9 million.

  The following tables set forth the carrying value of securities held by Alabama National at the dates indicated.

                             INVESTMENT SECURITIES
                            (Amounts in thousands)

                                                        December 31,
                                              ---------------------------------
                                                    2001             2000
                                              ----------------- ---------------
                                                Cost    Market   Cost   Market
                                              -------- -------- ------- -------
U.S. Treasury securities..................... $    --  $    --  $   --  $   --
U.S. Government Agencies.....................    2,252    2,327   3,263   3,263
State and political subdivisions.............    6,460    6,604   7,652   7,791
Mortgage backed securities...................  226,054  225,877  49,847  50,431
                                              -------- -------- ------- -------
    Total ................................... $234,766 $234,808 $60,762 $61,485
                                              ======== ======== ======= =======

                         AVAILABLE FOR SALE SECURITIES
                            (Amounts in thousands)

                                                       December 31,
                                            -----------------------------------
                                                  2001              2000
                                            ----------------- -----------------
                                              Cost    Market    Cost    Market
                                            -------- -------- -------- --------
U.S. Treasury securities................... $    599 $    618 $  4,578 $  4,586
U.S. Government Agencies...................   25,852   26,687  110,534  110,489
State and political subdivisions...........   28,606   29,003   25,291   25,632
Mortgage backed securities.................  259,761  260,214  175,317  173,862
Other......................................   16,477   16,400   10,804   10,728
                                            -------- -------- -------- --------
    Total ................................. $331,295 $332,922 $326,524 $325,297
                                            ======== ======== ======== ========

  The following tables show the scheduled maturity and average yields of securities owned by Alabama National at December 31, 2001.

            INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                      December 31, 2001
                         --------------------------------------------------------------------------------
                                         After one but   After five but
                           Within one        Within        Within ten      After ten
                              year         five years        years           years       Other securities
                         --------------  --------------  --------------  --------------  ----------------
                         Amount Yield(1) Amount Yield(1) Amount Yield(1) Amount Yield(1)  Amount  Yield(1)
                         ------ -------  ------ -------  ------ -------  ------ -------  -------- -------
U.S. Treasury
 securities............. $  --           $  --           $  --            $--            $    --
U.S. Government
 Agencies...............                  2,252  6.33%
State and political
 subdivisions...........  1,500  4.98%    3,855  5.34%    1,105  5.07
Mortgage backed
 securities.............    --              --              --             --            $226,054  6.50%
                         ------          ------          ------           ----    ---    --------  ----
   Total ............... $1,500  4.98%   $6,107  5.71%   $1,105  5.07%    $--            $226,054  6.50%
                         ======  ====    ======  ====    ======  ====     ====    ===    ========  ====

-------
(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

        SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                       December 31, 2001
                         ----------------------------------------------------------------------------------
                                          After one but   After five but
                           Within one        Within         Within ten       After ten
                              year         five years          years           years       Other securities
                         --------------  ---------------  ---------------  --------------  ----------------
                         Amount Yield(1) Amount  Yield(1) Amount  Yield(1) Amount Yield(1)  Amount  Yield(1)
                         ------ -------  ------- -------  ------- -------  ------ -------  -------- -------
U.S. Treasury
 securities............. $  253  6.55%   $   365  5.89%   $   --           $  --           $    --
U.S. Government
 Agencies...............  1,019  6.04     20,406  6.77      5,262  6.48%
State and political
 subdivisions...........  1,462  4.33     10,435  5.09     10,492  4.89     6,614  5.06%
Mortgage backed
 securities.............                                                                    260,214  6.54%
Equity securities.......    --               --               --              --             16,400  6.36
                         ------          -------          -------          ------          --------  ----
   Total ............... $2,734  5.17%   $31,206  6.20%   $15,754  5.42%   $6,614  5.06%   $276,614  6.53%
                         ======  ====    =======  ====    =======  ====    ======  ====    ========  ====

-------
(1) Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

  At December 31, 2001, mortgage-backed securities consisting of collateralized mortgage obligations and pass-through mortgage obligations had a carrying value totaling $486.3 million. These mortgage-backed securities include $226.1 million classified as investment securities and $260.2 million classified as securities available for sale. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon both the terms of the underlying mortgages and the relative level of mortgage interest rates. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note. Accordingly, management generally expects repayment of the collateralized mortgage obligations over a three to five year period, and repayment of the pass-through mortgage obligations over a five to seven year period.

  Other attributes of securities are discussed in "Interest Sensitivity and Market Risk."

 Short-Term Investments

  Alabama National utilizes overnight investment of funds in Federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by Alabama National when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 2001, Federal funds sold and securities purchased under agreements to resell averaged $46.6 million, compared to $41.9 million during 2000, representing a $4.8 million, or 11.4% increase, as Alabama National experienced increased liquidity due to paydowns on mortgage backed securities, deposit and other funding growth.

 Trading Account Securities

  An important aspect of investment department operations, but less so to Alabama National in total, are trading account securities, which represent securities owned by Alabama National prior to sale and delivery to Alabama National's customers. Trading account securities averaged $2.0 million in 2001, and totaled $1.3 million at December 31, 2001, compared with an average of $1.8 million in 2000, and $0.6 million at December 31, 2000. This small dollar amount reflects management's policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

  Average interest-bearing liabilities increased $285.8 million, or 16.3%, to $2.04 billion in 2001, from $1.76 billion in 2000. Average interest-bearing deposits increased $153.2 million, or 10.7%, to $1.59 billion in 2001, from $1.44 billion in 2000. This increase is attributable to competitive rate and product offerings by Alabama National and successful marketing efforts. Average Federal funds purchased and securities sold under agreements to repurchase increased $83.1 million, or 53.2%, to $239.3 million in 2001, from $156.2 million in 2000, due in part, to additional liquidity provided by downstream correspondent banks. Average short-term borrowings decreased by $22.2 million, or 34.1%, to $42.9 million in 2001, compared to $65.0 million in 2000. Average long-term borrowings increased $71.7 million, to $168.9 million in 2001, from $97.2 million in 2000. The increase in the combined short and long-term average debt outstanding is due to utilizing more borrowing programs offered to Alabama National's Federal Home Loan Bank member subsidiaries.

 Deposits

  Average total deposits increased $175.6 million, or 10.5%, to $1.85 billion during 2001, from $1.68 billion during 2000. At December 31, 2001, total deposits were $2.07 billion, compared with $1.81 billion at December 31, 2000. Of this $259.7 million increase in deposits, approximately $175.5 million were added as a result of the acquisition of Farmers National Bank of Opelika.

  The following table sets forth the deposits of Alabama National by category at the dates indicated.

                                   DEPOSITS
                  (Amounts in thousands, except percentages)

                                                                  December 31,
                         --------------------------------------------------------------------------------------------------
                                2001                2000                1999                1998                1997
                         ------------------  ------------------  ------------------  ------------------  ------------------
                                    Percent             Percent             Percent             Percent             Percent
                                      of                  of                  of                  of                  of
                           Amount    Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                         ---------- -------  ---------- -------  ---------- -------  ---------- -------  ---------- -------
Demand.................. $  306,319  14.82%  $  244,400  13.52%  $  227,442  14.87%  $  245,955  18.29%  $  189,973  15.95%
NOW ....................    384,355  18.60      290,471  16.07      224,037  14.65%     193,196  14.36      160,686  13.49
Savings and money
 market.................    373,309  18.06      312,886  17.31      315,291  20.62%     317,188  23.58      308,238  25.88
Time less than
 $100,000...............    668,819  32.36      659,370  36.50      525,788  34.38%     429,174  31.91      400,071  33.60
Time greater than
 $100,000...............    333,957  16.16      299,968  16.60      236,693  15.48%     159,504  11.86      131,972  11.08
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
Total deposits.......... $2,066,759 100.00%  $1,807,095 100.00%  $1,529,251 100.00%  $1,345,017 100.00%  $1,190,940 100.00%
                         ========== ======   ========== ======   ========== ======   ========== ======   ========== ======

  Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Alabama National's core deposits totaled $1.73 billion, or 83.8%, of total deposits at December 31, 2001, and totaled $1.51 billion, or 83.4%, of total deposits at December 31, 2000.

  Deposits, in particular core deposits, have historically been Alabama National's primary source of funding and have enabled Alabama National to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be Alabama National's primary source of funding in the future, although economic factors could effect this funding source. Alabama National's loan-to-deposit ratio was 95.0% at December 31, 2001, and 94.7% at the end of 2000, and the ratio averaged 97.7% during 2001 and 94.0% during 2000. These increases in Alabama National's loan-to-deposit ratio are due to loan growth exceeding deposit growth in 2001. The maturity distribution of Alabama National's time deposits in excess of $100,000 at December 31, 2001, is shown in the following table.

         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS
                              OF $100,000 OR MORE
                            (Amounts in thousands)

                                                December 31, 2001
                         ---------------------------------------------------------------
                                                        After
                                 After One               Six      One   Greater
                         Within   Through  After Three Through  Through  Than
                           One     Three   Through Six  Twelve   Three   Three
                          Month   Months     Months     Months   Years   Years   Total
                         ------- --------- ----------- -------- ------- ------- --------
Certificates of deposit
 of $100,000 or more.... $36,165  $43,433    $58,066   $ 92,505 $23,117 $9,206  $262,492
Other time deposits of
 $100,000 or more.......   5,690   23,995      5,000     19,212  17,568    --     71,465
                         -------  -------    -------   -------- ------- ------  --------
   Total ............... $41,855  $67,428    $63,066   $111,717 $40,685 $9,206  $333,957
                         =======  =======    =======   ======== ======= ======  ========

  Approximately 32.8% of Alabama National's time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Alabama National had $39.0 million in large certificates of deposit obtained through brokers outstanding at December 31, 2001, compared to $87.1 million at December 31, 2000. Alabama National's use of brokered time deposits fluctuates depending upon funding needs and the pricing and maturity structure of brokered deposits versus other funding sources, including in-market time deposits.

 Borrowed Funds

  Borrowed funds include five broad categories; (i) Federal funds purchased and securities sold under agreements to repurchase, (ii) treasury, tax and loan balances, (iii) Federal Home Loan Bank ("FHLB") borrowings, (iv) borrowings from a third party bank, and (v) proceeds of trust preferred securities. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to Alabama National's maintenance of short-term and long-term liquidity.

  Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of Alabama National as well as a cash management tool offered to corporate customers. At December 31, 2001, these funds totaled $240.1 million, compared with $166.6 million at December 31, 2000. This balance will vary greatly depending on the liquidity of the downstream correspondent banks of Alabama National and the excess cash of its corporate customers.

  At December 31, 2001, treasury, tax and loan balances totaled $3.5 million, compared to $0.9 million at December 31, 2000. Alabama National collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

  Alabama National's average borrowing from a third party bank under a $35 million credit facility ("the Credit Facility") was $28.1 million during 2001, compared with $20.8 million during 2000. As of December 31, 2001, the outstanding balance under the Credit Facility was $16.4 million, leaving a remaining availability under the Credit Facility of $18.7 million. The increased average borrowings under this facility are primarily attributable to the acquisition of two banks during 2001 and the associated merger related expenses. Also, the Farmers National Bancshares, Inc. acquisition allowed Farmers National shareholders the option to receive a portion of their acquisition consideration in cash instead of Alabama National common stock. Alabama National issued approximately $1.1 million to Farmers National shareholders making such election. The Credit Facility bears interest at a rate that varies with LIBOR and is secured by a pledge of stock in the Banks. The Credit Facility is typically renewed on an annual basis and has a current maturity date of May 31, 2002. Alabama National has historically renewed the Credit Facility prior to its due date and anticipates doing so again in 2002.

  All of the Banks are members of the FHLB. At December 31, 2001, these Banks had available FHLB lines of $308.7 million, under which $246.0 million was outstanding, including advances classified as short-term of $52.0 million and advances classified as long-term of $194.0 million. This compares to borrowings of $147.7 million at December 31, 2000, of which $64.0 million was short-term and $83.7 million was long-term. The increase borrowings from the FHLB is attributable to the continued increase in interest bearing assets of Alabama National, as other funding sources such as deposit liabilities were unable to support such growth.

  On December 18, 2001, Alabama National, through its wholly owned subsidiary, Alabama National Statutory Trust I, issued Floating Rate Capital Securities, commonly known as trust preferred securities, in the principal amount of $15.0 million. The securities pay distributions at a rate that varies with LIBOR. They are classified as long-term debt for the financial statements but are included as capital for regulatory purposes. The net proceeds of the trust preferred securities issued were used to reduce the Company's balance under the Credit Facility.

  The following table sets forth, for the periods indicated, the principal components of borrowed funds.

                                 BORROWED FUNDS
                   (Amounts in thousands, except percentages)

                                                    December 31,
                                             ----------------------------
                                               2001      2000      1999
                                             --------  --------  --------
Federal funds purchased and securities sold
 under agreements to repurchase:
  Balance at end of period.................. $240,060  $166,580  $133,733
  Average balance outstanding...............  239,293   156,204   147,621
  Maximum outstanding at any month's end....  319,333   183,749   178,485
  Weighted average interest rate at period-
   end......................................     1.56%     5.85%     5.05%
  Weighted average interest rate during the
   period...................................     3.63      5.96      4.97

Treasury, tax and loan:
  Balance at end of period.................. $  3,490  $    900  $  6,199
  Average balance outstanding...............    1,263     1,882     2,414
  Maximum outstanding at any month's end....    3,490     4,932     6,199
  Weighted average interest rate at period-
   end......................................     1.29%     5.63%     5.00%
  Weighted average interest rate during the
   period...................................     3.25      6.16      4.18

Notes Payable:
  Balance at end of period.................. $ 16,350  $ 27,439  $ 16,389
  Average balance outstanding...............   28,081    20,842    13,410
  Maximum outstanding at any month's end....   30,100    27,439    16,389
  Weighted average interest rate at period-
   end......................................     2.68%     7.41%     7.21%
  Weighted average interest rate during the
   period...................................     4.82      7.33      6.09

Short-term advances from the Federal Home
 Loan Bank:
  Balance at end of period.................. $ 52,000  $ 64,000  $  8,000
  Average balance outstanding...............   13,506    42,297    12,540
  Maximum outstanding at any month's end....   67,000    77,000    38,000
  Weighted average interest rate at period-
   end......................................     2.16%     5.84%     5.80%
  Weighted average interest rate during the
   period...................................     3.31      6.80      4.99

Long-term advances from the Federal Home
 Loan Bank:
  Balance at end of period.................. $194,000  $ 83,700  $123,700
  Average balance outstanding...............  168,116    96,898    58,150
  Maximum outstanding at any month's end....  194,000   123,700   123,700
  Weighted average interest rate at period-
   end......................................     3.83%     5.99%     5.30%
  Weighted average interest rate during the
   period...................................     4.99      5.75      5.18

Trust preferred securities:
  Balance at end of period.................. $ 15,000  $    --   $    --
  Average balance outstanding...............  575,342
  Maximum outstanding at any month's end....   15,000
  Weighted average interest rate at period-
   end......................................     5.60%
  Weighted average interest rate during the
   period...................................     5.60

Capital leases:
  Balance at end of period.................. $     77  $    197  $    266
  Average balance outstanding...............      165       264       295
  Maximum outstanding at any month's end....      191       266       324
  Weighted average interest rate at period-
   end......................................     9.55%     9.34%     9.20%
  Weighted average interest rate during the
   period...................................     9.09      9.34      9.15

Capital Resources and Liquidity Management

 Capital Resources

  Alabama National's stockholder's equity increased by $36.3 million from December 31, 2000, to $207.9 million at December 31, 2001. This increase was attributable to the following (in thousands):

   Net income........................................................  $28,415
   Dividends.........................................................  (11,003)
   Purchase of treasury stock........................................     (663)
   Issuance of stock from treasury...................................      372
   Changes incidental to merger .....................................      (10)
   Issuance of stock in purchase business combinations...............   16,232
   Change in unrealized loss on securities available for sale, net of
    deferred taxes...................................................    1,872
   Additional paid in capital related to stock based compensation....    1,067
                                                                       -------
   Net increase......................................................  $36,282
                                                                       =======

  During the third quarter of 2001, the Board of Directors of Alabama National authorized the repurchase of up to 300,000 shares of Alabama National's common stock. As of December 31, 2001, 21,000 shares had been repurchased under this plan.

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

  Alabama National exceeded its fully phased-in regulatory capital ratios at December 31, 2001, 2000 and 1999, as set forth in the following table.

                              ANALYSIS OF CAPITAL
                  (Amounts in thousands, except percentages)

                                                      December 31,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Tier 1 Capital............................  $  203,527  $  158,781  $  143,191
Tier 2 Capital............................      25,654      22,368      18,929
                                            ----------  ----------  ----------
  Total qualifying capital(1)(2)..........  $  229,181  $  181,149  $  162,003
                                            ==========  ==========  ==========

Risk-adjusted total assets (including off-
 balance sheet exposures).................  $2,049,456  $1,791,433  $1,514,074
Tier 1 risk-based capital ratio (4.00%
 required minimum)........................        9.92%       8.86%       9.46%
Total risk-based capital ratio (8.00%
 required minimum)........................       11.17       10.11       10.70
Tier 1 leverage ratio (4.00% required
 minimum).................................        7.61        6.83        7.23

-------
(1) Does not include $2,865,000 and $182,000 of the Company's allowance for loan losses at December 31, 2001 and 1999, respectively, in excess of 1.25% of risk-adjusted total assets.

(2) Does not include capital of an unconsolidated subsidiary at December 31, 1999.

  Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for Alabama National. Each of the Banks exceeded these regulatory capital ratios at December 31, 2001, as set forth in the following table:

                              BANK CAPITAL RATIOS

                                                Tier 1 Risk Total Risk  Tier 1
                                                   Based      Based    Leverage
                                                ----------- ---------- --------
Alabama National BanCorporation................     9.92%     11.17%     7.61%

National Bank of Commerce of Birmingham........    10.60      11.83      7.72
Alabama Exchange Bank..........................    13.42      14.67      7.36
Bank of Dadeville..............................    11.69      12.94      8.17
Citizens & Peoples Bank, N.A...................     8.85      10.10      6.90
Community Bank of Naples, N.A..................     8.85      10.10      6.91
First American Bank............................     9.73      10.98      9.69
First Citizens Bank............................    13.67      14.86      7.17
First Gulf Bank................................    10.12      11.37      7.21
Georgia State Bank.............................    11.12      12.28      6.88
Public Bank....................................     9.88      11.06      7.97
Peoples State Bank of Groveland................    10.25      11.50      7.35
Required minimums..............................     4.00       8.00      4.00

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

  Increased liquidity in typical interest rate environments often involves decreasing profits by investing in earning assets with shorter maturities. Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of certain securities within the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

  Assets included in Alabama National's Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell, Alabama National's primary source of liquidity, averaged $46.6 million during 2001 and was $32.2 million at December 31, 2001, and averaged $41.9 million during 2000 and was $30.3 million at December 31, 2000. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provides a repetitive source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $157.8 million at December 31, 2001, provide Alabama National an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See "Earning Assets --Loans" and "Earning Assets--Securities."

  Liquidity can also be managed using liabilities included in Alabama National's Consolidated Statement of Condition, such as Federal funds purchased and securities sold under agreements to repurchase and short-term borrowing. Combined Federal funds purchased and securities sold under agreements to repurchase, treasury, tax and loan, and short-term borrowings averaged $282.1 million during 2001 and were $311.9 million at December 31, 2001, and averaged

$221.2 million during 2000 and were $258.9 million at December 31, 2000. Overnight borrowing lines with upstream correspondent banks, $125.7 million at December 31, 2001, of which $85.7 million was unused, provide additional sources of liquidity to Alabama National on an unsecured basis. The Federal Home Loan Bank provides secured and unsecured credit lines to all of Alabama National's Banks totaling approximately $308.7 million. At December 31, 2001, advances under these lines totaled $246.0 million, including $52.0 million classified as short-term and $194.0 million classified as long-term. Long-term liquidity needs are met through Alabama National's deposit base (approximately 83.8% of Alabama National's deposits at December 31, 2001, are considered core deposits), and the repayment of loans and other investments as they mature. Alabama National is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits and the amount and mix of longer-term investments in its portfolio.

  One of the Banks, NBC, has pledged approximately $205.1 million in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility, which management views as a backup liquidity facility. At
December 31, 2001, NBC had access to approximately $145.4 million under this facility, with no outstanding borrowings.

  Alabama National, as a stand-alone corporation, has more limited access to liquidity sources than its Banks and depends on dividends from its subsidiaries as its primary source of liquidity. Alabama National's liquidity is diminished by required payments on its outstanding short-term debt and trust preferred securities. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions, which may, but are not expected to, have a material negative impact on the liquidity available to Alabama National. (See Note 16 to the Alabama National's Consolidated Financial Statements included in this Annual Report.) If circumstances warrant, Alabama National's short-term liquidity needs can also be met by additional borrowings of approximately $18.7 million representing the unused portion of Alabama National's credit facility with an unrelated bank. See "Deposits and Other Interest-Bearing Liabilities--Borrowed Funds."

 Contractual Obligations

  Alabama National has contractual obligations to make future payments on debt and lease agreements. Long-term debt, capital leases and trust preferred securities are reflected on the consolidated statements of financial condition, whereas, operating lease obligations for office space and equipment are not recorded on the consolidated statements of financial condition. These types of obligations are more fully discussed in Notes 8 and 9 of the consolidated financial statements. Total contractual obligations of Alabama National as of December 31, 2001, are as follows.

                            CONTRACTUAL OBLIGATIONS
                            (Amounts in thousands)

                                            As of December 31, 2001
                                  --------------------------------------------
                                  Due in Due after Due after
                                  1 year  1 year    3 years    Due
                                    or   through 3 through 5 after 5
                                   less    years     years    years    Total
                                  ------ --------- --------- -------- --------
Long-term debt and capital
 leases.......................... $  204  $35,419   $10,008  $149,000 $194,631
Trust preferred securities.......    --       --        --     15,000   15,000
Operating lease obligations......  1,823    3,642     3,454    18,110   27,029
                                  ------  -------   -------  -------- --------
  Total contractual obligations.. $2,027  $39,061   $13,462  $182,110 $236,660
                                  ======  =======   =======  ======== ========

 Credit Extension Commitments

  Many of Alabama National's lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded on Alabama National's consolidated statements of financial condition. These commitments are more fully discussed in Note 10 of the consolidated financial statements. The table below summarizes the total unfunded credit extension, or off-balance sheet, commitment amounts by expiration date.

                         CREDIT EXTENSION COMMITMENTS
                            (Amounts in thousands)

                                            As of December 31, 2001
                                -----------------------------------------------
                                         Due after Due after
                                 Due in   1 year    3 years
                                 1 year  through 3 through 5 Due after
                                or less    years     years    5 years   Total
                                -------- --------- --------- --------- --------
Unfunded lines................. $309,655  $83,744   $28,721   $80,139  $502,259
Letters of credit..............    8,763    7,615       --        --     16,378
                                --------  -------   -------   -------  --------
  Total credit extension
   commitments................. $318,418  $91,359   $28,721   $80,139  $518,637
                                ========  =======   =======   =======  ========

Accounting Rule Changes

 Business Combinations and Goodwill and Other Intangibles

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 supercedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The provisions of Statement 141
(1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Statement 141 also requires that upon adoption of Statement 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. Statement 142 supercedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. Statement 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of Statement 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

  The provisions of the Standards also apply to equity-method investments made before and after June 30, 2001. Statement 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment that was accounted for using the equity method (equity-method negative goodwill), and that was acquired before July 1, 2001, must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as on extraordinary gain, instead of being deferred and amortized. Statement 142 prohibits amortization of the excess of cost over the underlying equity in the assets of an equity-method investee that is recognized as goodwill.

  Alabama National will adopt the provisions of Statement 142 in its first quarter ended March 31, 2002. Alabama National is in the process of preparing for its adoption of Statement 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of Statement 142, Alabama National does not expect to reclassify any balances between goodwill and other intangible assets. Alabama National expects that it will no longer record approximately $506,000 of amortization expense relating to existing goodwill and indefinite-lived intangibles. Alabama National will also evaluate the useful lives assigned to its intangible assets and does not anticipate any changes to the useful lives currently assigned.

  Statement 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, Statement 142 allows a company six months from the date of adoption to complete the first step. Alabama National expects to complete the first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by December 31, 2002. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the assets as of the beginning of the fiscal year, and pursuant to the requirements of Statement 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Alabama National has not yet determined what effect these impairment tests will have on earnings and financial position.

  Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities--A Replacement of FASB Statement No. 125

  Effective January 1, 2001, Alabama National adopted Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125 ("Statement 140"). Statement 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement 140 did not have a material impact on Alabama National's financial statements since the Company has not entered into any securitization or asset transfer transactions.

 Derivative Investments and Hedging Activities

  Effective January 1, 2001, Alabama National adopted Statement of Financial Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Statement 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-- An Amendment of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Alabama National's derivative activities at December 31, 2001 relate solely to the interest rate lock commitments (IRLCs), which Alabama National has entered into with certain customers for specific short-term periods of time. These IRLCs relate to prospective mortgage loans, which Alabama National originates and then immediately transfers to secondary mortgage servicers. The transfer of these IRLCs allows Alabama National to pass financial risk associated with potential changes in interest rates on to secondary mortgage servicers. Alabama National also reduces its financial risk associated with mortgage lending by utilizing "best efforts" agreements with secondary mortgage servicers. These arrangements relieve Alabama National of its obligation to deliver if a mortgage loan fails to close. The adoption of Statement 133 did not have a material impact on the financial position or results of operations of Alabama National, as of and for the period ended December 31, 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS

  The Consolidated Financial Statements and Financial Statement Schedules of Alabama National BanCorporation and subsidiaries listed in ITEM 14(a) have been included in this Annual Report beginning at page F-1 and should be referred to in their entirety. The Supplementary Financial Information required by Item 302 of Regulation S-K is set forth below.

                       SELECTED QUARTERLY FINANCIAL DATA
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                         2001 Quarters                               2000 Quarters
                          ------------------------------------------- -------------------------------------------
                            First      Second     Third      Fourth     First      Second     Third      Fourth
                          ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Summary of Operations:
 Interest income........  $   45,825 $   45,207 $   44,885 $   43,620 $   38,259 $   41,396 $   44,669 $   46,898
 Interest expense.......      25,486     24,054     22,344     18,509     19,111     21,393     24,220     26,263
 Net interest income....      20,339     21,153     22,541     25,111     19,148     20,003     20,449     20,635
 Provision for loan
  losses................         593        701        919      1,733        566        697        490        753
 Securities gains
  (losses)..............         --         --          91        155        --         --           1       (120)
 Noninterest income.....      11,807     11,408     11,644     13,602      7,794      7,825      8,358      9,489
 Noninterest expense....      22,959     21,689     22,349     25,261     17,761     18,095     18,796     19,485
 Net income.............       5,843      6,976      7,508      8,088      5,956      6,218      6,556      6,788
 Dividends on common
  stock.................       2,712      2,722      2,729      2,840      2,324      2,324      2,320      2,321
Per Common Share Data:
 Book Value.............  $    15.07 $    15.44 $    15.97 $    16.84 $    12.66 $    12.91 $    13.75 $    14.56
 Tangible book value....       13.93      14.33      14.88      15.31      11.77      12.02      12.51      13.34
 Net income (diluted)...        0.49       0.58       0.62       0.66       0.50       0.52       0.55       0.57
 Dividends declared.....        0.23       0.23       0.23       0.23       0.21       0.21       0.21       0.21
Balance Sheet Highlights
 At Period-End:
 Total assets...........  $2,516,285 $2,593,867 $2,653,918 $2,843,467 $2,094,382 $2,179,112 $2,308,946 $2,358,285
 Securities(1)..........     410,509    428,430    470,919    567,688    368,114    358,338    352,243    386,059
 Loans held for sale....      27,438     21,197     17,582     36,554      7,478      7,126      8,761      5,226
 Loans, net of unearned
  income................   1,725,746  1,787,168  1,829,925  1,964,169  1,465,540  1,568,132  1,684,777  1,710,810
 Allowance for loan
  losses................      22,798     23,277     23,371     28,519     19,639     20,271     22,051     22,368
 Deposits...............   1,879,309  1,868,452  1,868,934  2,066,759  1,626,819  1,642,669  1,806,765  1,807,095
 Short-term debt........      33,000     30,000     34,600     68,350     24,389     92,389     80,589     91,439
 Long-term debt.........     147,906    159,185    189,104    209,631    123,986     80,968     78,948     83,926
 Stockholders' equity...     177,766    182,729    189,480    207,886    149,448    151,973    162,055    171,604

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

  The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1)and (2) and (d)--Financial Statements and Financial Statement
Schedules.

  Financial Statements: The Consolidated Financial Statements of Alabama National and its subsidiaries, included herein (beginning on page F-1), are as follows:

  Report of Independent Auditors--PricewaterhouseCoopers LLP

  Consolidated Statements of Condition--December 31, 2001 and 2000

  Consolidated Statements of Income--Years ended December 31, 2001, 2000 and
  1999

  Consolidated Statements of Changes in Stockholders' Equity--Years ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows--Years ended December 31, 2001, 2000 and 1999

  Notes to Consolidated Financial Statements

  Financial Statement Schedules: All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are inapplicable and therefore have been omitted.

  (b) Reports on Form 8-K.

  None.

  (c) Exhibits.

  The exhibits listed on the exhibit index on page 50 of this Form 10-K are filed herewith or are incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 13th day of March, 2002.

                                       ALABAMA NATIONAL BANCORPORATION

                                              /s/ John H. Holcomb, III
                                       By: ____________________________________
                                                 John H. Holcomb, III,
                                                Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                             Title                  Date
                ----                             -----                  ----

     /s/ John H. Holcomb, III        Chairman and Chief Executive  March 13, 2002
____________________________________  Officer (principal
        John H. Holcomb, III          executive officer)

    /s/ Victor E. Nichol, Jr.        Vice Chairman and Director    March 13, 2002
____________________________________
       Victor E. Nichol, Jr.

      /s/ Richard Murray, IV         President and Chief           March 13, 2002
____________________________________  Operating Officer
         Richard Murray, IV

    /s/ William E. Matthews, V       Executive Vice President and  March 13, 2002
____________________________________  Chief Financial Officer
       William E. Matthews, V

      /s/ Shelly S. Williams         Senior Vice President and     March 13, 2002
____________________________________  Controller (principal
         Shelly S. Williams           accounting officer)

        /s/ W. Ray Barnes            Director                      March 14, 2002
____________________________________
           W. Ray Barnes

      /s/ T. Morris Hackney          Director                      March 13, 2002
____________________________________
         T. Morris Hackney

        /s/ John D. Johns            Director                      March 15, 2002
____________________________________
           John D. Johns

     /s/ John J. McMahon, Jr.        Director                      March 13, 2002
____________________________________
        John J. McMahon, Jr.

      /s/ C. Phillip McWane          Director                      March 14, 2002
____________________________________
         C. Phillip McWane

     /s/ Drayton Nabers, Jr.         Director                      March 15, 2002
____________________________________
        Drayton Nabers, Jr.

                Name                             Title                  Date
                ----                             -----                  ----

     /s/ G. Ruffner Page, Jr.        Director                      March 14, 2002
____________________________________
        G. Ruffner Page, Jr.

      /s/ W. Stancil Starnes         Director                      March 15, 2002
____________________________________
         W. Stancil Starnes

    /s/ William D. Montgomery        Director                      March 15, 2002
____________________________________
       William D. Montgomery

         /s/ Dan M. David            Vice Chairman and Director    March 12, 2002
____________________________________
            Dan M. David

         /s/ C. Lloyd Nix            Director                      March 15, 2002
____________________________________
            C. Lloyd Nix

      /s/ William E. Sexton          Director                      March 13, 2002
____________________________________
         William E. Sexton

        /s/ John V. Denson           Director                      March 12, 2002
____________________________________
           John V. Denson

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
  3.1    Certificate of Incorporation..............................      (1)

  3.1A   Certificate of Amendment of Certificate of Incorporation..      (2)

  3.1B   Certificate of Merger filed with the Secretary of State of
          the State of Delaware on December 29, 1995...............      (4)

  3.1C   Certificate of Amendment of Certificate of Incorporation..      (8)

  3.2    Bylaws....................................................      (1)

  4.1    Provisions of the Certificate of Incorporation and the
          Bylaws of Alabama National BanCorporation which Define
          the Rights of Security holders...........................      (1)

 10.1    Alabama National BanCorporation 1994 Stock Option Plan....      (1)

 10.2    Form of Stock Option Agreement utilized in connection with
          the 1994 Stock Option Plan...............................      (2)

 10.3    Commerce Bankshares, Inc. Long Term Incentive Compensation
          Plan.....................................................      (3)

 10.3A   Form of Incentive Stock Option Agreement..................      (3)

 10.3B   Form of Restricted Stock Agreement........................      (3)

 10.4    Lease Agreement dated June 1, 2000 between Woodward
          Properties, LLP and NBC..................................     (15)

 10.5    NBC Pension Plan (amended and restated effective January
          1, 1997).................................................     (12)

 10.6    Credit Agreement between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.6A   Promissory Note between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.6B   Pledge Agreement between Alabama National BanCorporation
          and AmSouth Bank of Alabama dated as of December 29, 1995
          relating to a $23,000,000 Revolving Loan.................      (4)
 10.6C   First Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated February
          10, 1997.................................................      (6)
 10.6D   Second Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated January
          19, 1998.................................................      (7)
 10.6E   Third Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated June 23,
          1999.....................................................     (11)
 10.6F   Fourth Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated June 20,
          2000.....................................................     (14)
 10.6G   Fifth Amendment to Credit Agreement between Alabama
          National BanCorporation and AmSouth Bank dated May 31,
          2001.....................................................     (18)
 10.7    Second Amendment and Restatement of the Alabama National
          BanCorporation Performance Share Plan....................     (13)
 10.8    Alabama National BanCorporation Deferred Compensation Plan
          for Directors Who Are Not Employees of the Company.......      (5)
 10.9    First American Bancorp Stock Option Plan dated October 20,
          1992.....................................................      (7)

 Exhibit
 Number                          Description                           Reference
 -------                         -----------                           ---------
 10.10   First American Bancorp 1994 Stock Option Plan..............      (7)
 10.11   First American Bancorp Non-Qualified Stock Option Agreement
          with Dan M. David dated March 7, 1997.....................      (7)
 10.12   Alabama National BanCorporation 1999 Long-Term Incentive
          Plan......................................................     (12)
 10.13   Agreement and Plan of Merger dated as of October 10, 2000
          between Alabama National BanCorporation and Peoples State
          Bank of Groveland.........................................      (9)
 10.14   Agreement and Plan of Merger dated as of September 6, 2001 between Alabama National BanCorporation and Farmers
          National Bancshares, Inc..................................     (19)
 10.15   Promissory Note dated April 15, 1999 executed by John R.
          Bragg in favor of Alabama National BanCorporation in the
          principal amount of $107,871.00...........................     (10)
 10.16   Promissory Note dated April 15, 2000 executed by John R.
          Bragg in favor of Alabama National BanCorporation in the
          principal amount of $19,800.00............................     (16)
 10.17   Pledge Agreement dated April 15, 1999 between John R. Bragg
          and Alabama National BanCorporation.......................     (10)
 10.18   Promissory Note dated April 15, 1999 executed by John H.
          Holcomb, III in favor of Alabama National BanCorporation
          in the principal amount of $93,747.00.....................     (10)
 10.19   Promissory Note dated April 15, 2000 executed by John H.
          Holcomb, III in favor of Alabama National BanCorporation
          in the principal amount of $83,400.00.....................     (16)
 10.20   Pledge Agreement dated April 15, 1999 between John H.
          Holcomb, III and Alabama National BanCorporation..........     (10)
 10.21   Promissory Note dated April 15, 1999 executed by William E.
          Matthews, V in favor of Alabama National BanCorporation in
          the principal amount of $109,570.00.......................     (10)
 10.22   Promissory Note dated April 15, 2000 executed by William E.
          Matthews, V in favor of Alabama National BanCorporation in
          the principal amount of $28,000.00........................     (16)
 10.23   Pledge Agreement dated April 15, 1999 between William E.
          Matthews, V and Alabama National BanCorporation...........     (10)
 10.24   Promissory Note dated April 15, 1999 executed by Richard
          Murray, IV in favor of Alabama National BanCorporation in
          the principal amount of $111,739.00.......................     (10)
 10.25   Promissory Note dated April 15, 2000 executed by Richard
          Murray, IV in favor of Alabama National BanCorporation in
          the principal amount of $29,400.00........................     (16)
 10.26   Pledge Agreement dated April 15, 1999 between Richard
          Murray, IV and Alabama National BanCorporation............     (10)
 10.27   Promissory Note dated April 15, 1999 executed by Victor E.
          Nichol, Jr. in favor of Alabama National BanCorporation in
          the principal amount of $99,558.00........................     (10)
 10.28   Promissory Note dated April 15, 2000 executed by Victor E.
          Nichol, Jr. in favor of Alabama National BanCorporation in
          the principal amount of $23,360.00........................     (16)

 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
 10.29   Pledge Agreement dated April 15, 1999 between Victor E.
          Nichol, Jr. and Alabama National BanCorporation..........     (10)
 10.30   Alabama National BanCorporation Employee Capital
          Accumulation Plan (amended and restated effective January
          1, 2000).................................................     (12)

 10.31   Non-Qualified Option Agreement dated as of January 1, 2000 between John R. Bragg and Alabama National
          BanCorporation...........................................     (16)

 10.32   Non-Qualified Option Agreement dated as of January 1, 2000 between John H. Holcomb, III and Alabama National
          BanCorporation...........................................     (16)
 10.33   Non-Qualified Option Agreement dated as of January 1, 2000 between William E. Matthews, V and Alabama National
          BanCorporation...........................................     (16)
 10.34   Non-Qualified Option Agreement dated as of January 1, 2000 between Richard Murray, IV and Alabama National
          BanCorporation...........................................     (16)
 10.35   Non-Qualified Option Agreement dated as of January 1, 2000 between Dan M. David and Alabama National
          BanCorporation..........................................      (16)
 10.36   Non-Qualified Option Agreement dated as of January 1, 2000 between Victor E. Nichol, Jr. and Alabama National
          BanCorporation...........................................     (16)
 10.37   Non-Qualified Option Agreement dated as of January 1, 2000 between Shelly S. Williams and Alabama National
          BanCorporation...........................................     (16)
 10.38   Employment Continuation Agreement dated as of September
          21, 2000 between John R. Bragg and Alabama National
          BanCorporation...........................................     (16)
 10.39   Employment Continuation Agreement dated as of September
          21, 2000 between John H. Holcomb, III and Alabama
          National BanCorporation..................................     (16)
 10.40   Employment Continuation Agreement dated as of September
          21, 2000 between William E. Matthews, V and Alabama
          National BanCorporation..................................     (16)
 10.41   Employment Continuation Agreement dated as of September
          21, 2000 between Richard Murray, IV and Alabama National
          BanCorporation...........................................     (16)
 10.42   Employment Continuation Agreement dated as of September
          21, 2000 between Victor E. Nichol, Jr. and Alabama
          National BanCorporation..................................     (16)
 10.43   Employment Continuation Agreement dated as of September
          21, 2000 between Dan M. David and Alabama National
          BanCorporation...........................................     (16)
 10.44   Alabama National BanCorporation Plan for the Deferral of
          Compensation by Key Employees............................     (17)
 10.45   The Farmers National Bank of Opelika Key Personnel Stock
          Option Plan, effective date--October 28, 1992............     (20)
 10.46   Second Amendment and Restatement of the Alabama National
          BanCorporation Annual Incentive Plan.....................     (20)

 Exhibit
 Number                          Description                          Reference
 -------                         -----------                          ---------
 10.47   Amended and Restated Deed of Trust among State Street Bank and Trust Company of Connecticut, N.A., Alabama National
          BanCorporation, and others dated December 18, 2001........    (20)
 10.48   Indenture dated December 18, 2001 between Alabama National
          BanCorporation and State Street Bank and Trust Company of
          Connecticut, N.A..........................................    (20)
 10.49   Guaranty Agreement dated December 18, 2001 between Alabama
          National BanCorporation and State Street Bank and Trust
          Company of Connecticut, N.A...............................    (20)
 11.1    Statement regarding Computation of Per Share Earnings......    (20)
 21.1    Subsidiaries of Alabama National BanCorporation............    (20)

 23.1    Consent of PricewaterhouseCoopers L.L.P....................    (20)

-------
 (1) Filed as an Exhibit to Alabama National's Annual Report on Registration Statement on Form S-1 (Registration No. 33-83800) and incorporated herein by reference.

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

(16) Filed as an Exhibit to Alabama National's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(17) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(18) Filed as an Exhibit to Alabama National's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(19) Filed as Appendix A to Alabama National's Registration Statement on Form S-4 (Registration No. 333-71256) and incorporated herein by reference.

(20) Filed as an Exhibit to Alabama National's Annual Report on Form 10-K for the year ended 2001.

                Alabama National BanCorporation and Subsidiaries

                       Consolidated Financial Statements

                       December 31, 2001 and 2000 and the

                      Three Years Ended December 31, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Alabama National BanCorporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries (the Company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

January 17, 2002

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           December 31, 2001 and 2000
                       (in thousands, except share data)

                                                            2001        2000
                                                         ----------  ----------
                         ASSETS
                         ------
Cash and due from banks................................  $   78,262  $   80,476
Interest-bearing deposits in other banks...............      10,813       7,630
Investment securities (market value $234,808 and
 $61,485 for 2001 and 2000, respectively)..............     234,766      60,762
Securities available for sale..........................     332,922     325,297
Trading securities.....................................       1,341         577
Federal funds sold and securities purchased under
 agreements to resell..................................      32,241      30,260
Loans held for sale....................................      36,554       5,226
Loans..................................................   1,966,631   1,711,896
Unearned income........................................      (2,462)     (1,086)
                                                         ----------  ----------
Loans, net of unearned income..........................   1,964,169   1,710,810
Allowance for loan losses..............................     (28,519)    (22,368)
                                                         ----------  ----------
   Net loans...........................................   1,935,650   1,688,442
Property, equipment and leasehold improvements, net....      60,821      52,047
Intangible assets, net.................................      18,875      14,347
Cash surrender value of life insurance.................      53,171      44,473
Receivables from investment division customers.........      16,551       7,745
Other assets...........................................      31,500      41,003
                                                         ----------  ----------
                                                         $2,843,467  $2,358,285
                                                         ==========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities:
 Deposits:
  Noninterest bearing..................................  $  306,319  $  244,400
  Interest bearing.....................................   1,760,440   1,562,695
                                                         ----------  ----------
   Total deposits......................................   2,066,759   1,807,095
 Federal funds purchased and securities sold under
  agreements to repurchase.............................     240,060     166,580
 Treasury, tax and loan accounts.......................       3,490         900
 Accrued expenses and other liabilities................      30,863      31,173
 Payable for securities purchased for investment
  division customers...................................      16,428       5,568
 Short-term borrowings.................................      68,350      91,439
 Long-term debt........................................     209,631      83,926
                                                         ----------  ----------
   Total liabilities...................................   2,635,581   2,186,681
Commitments and contingencies (see Notes 9 and 10)
Stockholders' equity:
  Common stock, $1 par; 17,500,000 shares authorized;
   12,424,544 and 11,921,628 shares issued at December
   31, 2001 and 2000, respectively.....................      12,425      11,922
  Additional paid-in capital...........................     103,624      86,115
  Retained earnings....................................      92,866      77,812
  Treasury stock at cost, 77,476 and 136,099 shares at
   December 31, 2001 and 2000, respectively............      (2,087)     (3,431)
  Accumulated other comprehensive income (loss), net of
   tax.................................................       1,058        (814)
                                                         ----------  ----------
   Total stockholders' equity..........................     207,886     171,604
                                                         ----------  ----------
                                                         $2,843,467  $2,358,285
                                                         ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 2001, 2000 and 1999
                       (in thousands, except share data)


                                                       2001     2000      1999
                                                     -------- --------  --------
Interest income:
  Interest and fees on loans.......................  $147,922 $143,664  $109,063
  Interest on securities...........................    29,055   24,499    20,983
  Interest on deposits in other banks..............       510      214       110
  Interest on trading securities...................       119      124       356
  Interest on federal funds sold...................     1,931    2,721     2,594
                                                     -------- --------  --------
   Total interest income...........................   179,537  171,222   133,106
                                                     -------- --------  --------
Interest expense:
  Interest on deposits.............................    71,412   71,570    50,391
  Interest on federal funds purchased..............     8,696    9,305     7,343
  Interest on short and long-term borrowings.......    10,285   10,112     4,573
                                                     -------- --------  --------
   Total interest expense..........................    90,393   90,987    62,307
                                                     -------- --------  --------
   Net interest income.............................    89,144   80,235    70,799
Provision for loan losses..........................     3,946    2,506     2,107
                                                     -------- --------  --------
   Net interest income after provision for loan
    losses.........................................    85,198   77,729    68,692
                                                     -------- --------  --------
Noninterest income:
  Securities gains (losses)........................       246     (119)      196
  Gain (loss) on disposition of assets.............        84      (19)      262
  Service charges on deposit accounts..............     9,497    8,304     8,011
  Investment services income.......................    13,717    5,867     6,624
  Securities brokerage and trust income............     8,800    7,692     5,897
  Gain on origination and sale of mortgages........     7,431    3,531     3,993
  Insurance commissions............................     2,126    2,099     1,068
  Bank owned life insurance........................     2,412    2,080     1,543
  Gain on pension curtailment......................       --       --        819
  Other............................................     4,394    3,912     2,903
                                                     -------- --------  --------
   Total noninterest income........................    48,707   33,347    31,316
                                                     -------- --------  --------
Noninterest expense:
  Salaries and employee benefits...................    45,329   39,017    34,970
  Commission based compensation....................    12,868    5,566     4,376
  Occupancy and equipment expense..................     9,722    8,906     7,884
  Other............................................    24,314   20,622    18,630
                                                     -------- --------  --------
   Total noninterest expense.......................    92,233   74,111    65,860
                                                     -------- --------  --------
Income before provision for income taxes and
 minority interest in earnings of consolidated
 subsidiaries......................................    41,672   36,965    34,148
Provision for income taxes.........................    13,232   11,421    10,817
                                                     -------- --------  --------
Income before minority interest in earnings of
 consolidated subsidiaries.........................    28,440   25,544    23,331
Minority interest in earnings of consolidated
 subsidiaries......................................        25       26        25
                                                     -------- --------  --------
   Net income available for common shares..........  $ 28,415 $ 25,518  $ 23,306
                                                     ======== ========  ========
Net income per common share (basic)................  $   2.40 $   2.16  $   1.97
                                                     ======== ========  ========
Weighted average common shares outstanding
 (basic)...........................................    11,853   11,792    11,814
                                                     ======== ========  ========
Net income per common share (diluted)..............  $   2.34 $   2.13  $   1.94
                                                     ======== ========  ========
Weighted average common and common equivalent
 shares outstanding (diluted)......................    12,141   11,973    12,008
                                                     ======== ========  ========

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999
                       (in thousands, except share data)

                                                       2001    2000     1999
                                                      ------- -------  -------
Net income........................................... $28,415 $25,518  $23,306
Other comprehensive income (loss):
 Unrealized gains (losses) on securities available
  for sale arising during the period.................   3,100   8,897  (11,531)
Less: Reclassification adjustment for net gains
 included in net income..............................     246    (119)     196
                                                      ------- -------  -------
Other comprehensive income (loss), before taxes......   2,854   9,016  (11,727)
Provision for (benefit from) income taxes related to
 items of other comprehensive income (loss)..........     982   3,048   (3,999)
                                                      ------- -------  -------
Other comprehensive income (loss)....................   1,872   5,968   (7,728)
                                                      ------- -------  -------
Comprehensive income................................. $30,287 $31,486  $15,578
                                                      ======= =======  =======


   The accompanying notes are an integral part of these financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 2001, 2000 and 1999
                       (in thousands, except share data)

                                                                                     Accumulated
                                                                                        Other
                                            Additional                              Comprehensive
                                    Common   Paid-In   Retained  Unearned Treasury  Income (Loss)  Total
                           Shares    Stock   Capital   Earnings    ESOP    Stock    Net of Taxes   Equity
                         ---------- ------- ---------- --------  -------- --------  ------------- --------
Balance, December 31,
1998.................... 11,706,295 $11,707  $ 78,687  $47,250     $(75)               $  946     $138,515
Net income..............                                23,303                                      23,303
Common stock dividends
declared ($0.72 per
share)..................                                (8,243)                                     (8,243)
Exercise of stock
options.................     94,204      94       643                                                  737
Shares released by
ESOP....................                                             75                                 75
Issuance of stock in
purchase business
combination.............    121,129     121     2,726                                                2,847
Purchase of treasury
stock at cost...........                                                  $(3,226)                  (3,226)
Change in other
comprehensive loss, net
of taxes................                                                               (7,728)      (7,728)
                         ---------- -------  --------  -------     ----   -------      ------     --------
Balance, December 31,
1999.................... 11,921,628  11,922    82,056   62,310             (3,226)     (6,782)     146,280
Net income..............                                25,518                                      25,518
Common stock dividends
declared ($0.84 per
share)..................                                (9,664)                                     (9,664)
Exercise of stock
options.................                                  (348)               383                       35
Stock based
compensation............                        4,059       (4)                                      4,055
Purchase of treasury
stock at cost...........                                                     (588)                    (588)
Change in other
comprehensive income,
net of taxes............                                                                5,968        5,968
                         ---------- -------  --------  -------     ----   -------      ------     --------
Balance, December 31,
2000.................... 11,921,628  11,922    86,115   77,812             (3,431)       (814)     171,604
Net income..............                                28,415                                      28,415
Common stock dividends
declared ($0.92 per
share)..................                               (11,003)                                    (11,003)
Issuance of stock in
purchase business
combinations............    502,916     503    15,729                                               16,232
Cash in lieu of
fractional shares and
other ..................                          (10)                                                 (10)
Exercise of stock
options and issuance of
shares related to
deferred compensation
plans ..................                          667   (2,302)             2,007                      372
Stock based
compensation............                        1,123      (56)                                      1,067
Purchase of treasury
stock at cost...........                                                     (663)                    (663)
Change in other
comprehensive income,
net of taxes............                                                                1,872        1,872
                         ---------- -------  --------  -------     ----   -------      ------     --------
Balance, December 31,
2001.................... 12,424,544 $12,425  $103,624  $92,866     $--    $(2,087)     $1,058     $207,886
                         ========== =======  ========  =======     ====   =======      ======     ========

  The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999
                       (in thousands, except share data)

                                                    2001      2000      1999
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income...................................... $ 28,415  $ 25,518  $ 23,306
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses.....................    3,946     2,506     2,107
   Deferred tax (benefit) provision..............    2,540     2,407    (1,659)
   Depreciation and amortization.................    5,396     4,757     4,157
   Loss on disposal of property and equipment....        5         3         9
   Securities (gain) loss........................     (246)      119      (196)
   (Gain) loss on disposal of other real estate..      (12)        7       (81)
   Write-down of other real estate owned.........      249        14
   Income earned on bank owned life insurance....   (2,412)   (2,080)   (1,543)
   Stock based compensation......................    1,103     1,425
   Net amortization of securities................     (323)      (75)      326
   Net (increase) decrease in trading
    securities...................................     (764)    2,124     2,833
   Minority interest in earnings of consolidated
    subsidiaries.................................       25        26        25
   Decrease (increase) in other assets...........   (1,142)   11,988   (12,703)
   Increase (decrease) in other liabilities......    9,310   (22,638)   14,556
   Other.........................................      (19)      (31)       75
                                                  --------  --------  --------
     Net cash provided by operating activities...   46,071    26,070    31,212
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchases of investment securities.............. (242,211)  (50,028)
 Proceeds from calls and maturities of
  investment securities..........................   70,348     8,887    14,998
 Purchases of securities available for sale...... (382,780) (118,734) (254,825)
 Proceeds from sales of securities available for
  sale...........................................   25,001     4,870     6,162
 Proceeds from calls and maturities of
  securities available for sale..................  397,444   131,855   201,763
 Net increase in interest-bearing deposits in
  other banks....................................   (3,183)     (615)   (5,800)
 Net decrease in federal funds sold and
  securities purchased under agreements to
  resell.........................................   22,743     5,556    22,347
 Net increase in loans........................... (185,686) (236,904) (247,766)
 Purchases of property, equipment and leasehold
  improvements...................................   (8,898)   (9,087)   (8,062)
 Proceeds from sale of property, equipment and
  leasehold improvements.........................       57         5       117
 Proceeds from sale of other real estate owned...    3,205       741     1,885
 Costs capitalized on other real estate owned....     (180)      (48)     (115)
 Cash paid for bank owned life insurance.........   (1,986)   (9,258)      (60)
 Purchase acquisitions, net of cash acquired.....    7,062   (19,042)     (114)
                                                  --------  --------  --------
     Net cash used in investing activities....... (299,064) (291,802) (269,470)
                                                  --------  --------  --------

   The accompanying notes are an integral part of these financial statements.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                      2001     2000     1999
                                                    --------  -------  -------
Cash flows from financing activities:
 Net increase in deposits..........................   84,177  223,828  184,235
 Increase (decrease) in federal funds purchased
  and securities sold under
  agreements to repurchase.........................   73,480   34,846  (24,728)
 Net increase in short and long-term borrowings
  and capital leases...............................  105,206   19,672   92,773
 Exercise of stock options.........................     (408)      63      737
 Treasury stock acquired for purchase business
  combination......................................                     (3,226)
 Dividends on common stock.........................  (11,003)  (9,668)  (8,243)
 Purchase of treasury stock........................     (663)    (588)
 Other ............................................      (10)
                                                    --------  -------  -------
     Net cash provided by financing activities.....  250,779  268,153  241,548
                                                    --------  -------  -------
     Decrease (increase) in cash and cash
      equivalents..................................   (2,214)   2,421    3,290
Cash and cash equivalents, beginning of year.......   80,476   78,055   74,765
                                                    --------  -------  -------
Cash and cash equivalents, end of year............. $ 78,262  $80,476  $78,055
                                                    ========  =======  =======
Supplemental disclosures of cash flow information:
  Cash paid for interest........................... $ 94,105  $89,586  $61,159
                                                    ========  =======  =======
  Cash paid for income taxes....................... $  9,796  $11,495  $13,588
                                                    ========  =======  =======
Supplemental schedule of noncash investing
 activities:
  Foreclosure of other real estate owned........... $  2,465  $ 1,267  $ 1,349
                                                    ========  =======  =======
  Transfer of property to other real estate owned.. $    465
                                                    ========
  (Increase) decrease in unrealized holding (gain)
   loss on securities available for sale........... $ (1,872) $(5,968) $ 7,728
                                                    ========  =======  =======
  Assets acquired and liabilities assumed in merger
   transactions (Note 2):
    Assets acquired in business combinations....... $188,451  $73,659  $ 3,704
                                                    ========  =======  =======
    Liabilities assumed in business combinations... $177,368  $54,361  $   721
                                                    ========  =======  =======


   The accompanying notes are an integral part of these financial statements.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
             For the Years Ended December 31, 2001, 2000 and 1999

1. Nature of Business and Summary of Significant Accounting Policies

  Alabama National Bancorporation and Subsidiaries (the Company) provides a full range of banking and bank-related services to individual and corporate customers through its eleven subsidiary banks located in Alabama, Georgia, and Florida.

  Basis of Presentation and Principles of Consolidation--The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and with general financial services industry practices. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates--In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from those estimates.

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

  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999 evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loan problems, and current economic conditions which may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. Payments received on such loans are applied first to principal until the recoverability of the obligation is assured. Any remaining payments are then allocated as additional reductions of principal and interest income.

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

  Intangible Assets--Intangible assets consist of the excess of cost over the fair value of net assets of acquired businesses and core deposit assets. The excess of cost over the fair value of net assets of acquired businesses, which totaled approximately $17,919,000 and $13,430,000, and had related accumulated amortization of approximately $3,106,000 and $2,588,000 at December 31, 2001 and 2000, respectively, is being amortized over periods ranging from 15 to 25 years, using either the straight-line or double-declining balance methods of amortization. Core deposit intangibles, which totaled approximately $6,970,000 and $5,786,000 at December 31, 2001 and 2000, respectively, and had related accumulated amortization of approximately $2,908,000 and $2,281,000 at December 31, 2001 and 2000, respectively, are being amortized over seven to ten year periods using either the straight-line or double-declining balance methods of amortization. The carrying value of the excess of cost over net assets of subsidiaries acquired is reviewed if facts and circumstances suggest that it may be impaired. If warranted, analysis, including undiscounted income projections, are made to determine if adjustments to the carrying value or amortization periods are necessary. No such adjustments were required or made during the years ended December 31, 2001, 2000 or 1999.

  Software costs--Software costs with a recorded cost of approximately $3,491,000 and $3,487,000 and related accumulated amortization of approximately $2,566,000 and $2,445,000 are included in other assets at December 31, 2001 and 2000, respectively. Amortization expense related to these costs of approximately $338,000, $291,000, and $290,000 was recorded in 2001, 2000, and 1999, respectively.

  Income Taxes--Deferred income taxes are provided on all temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  Stock-Based Employee Compensation--The Company uses a value-based method of accounting for compensation costs. Compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the service period. The Company has fully adopted and implemented Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and has recorded compensation costs in accordance with these provisions. As such, no additional pro forma expenses or disclosure requirements exist for the years ended December 31, 2001, 2000 and 1999.

  Advertising Costs--The Company expenses the costs of advertising when those costs are incurred.

  Collateral Requirements--The Company requires collateral for certain transactions with retail and commercial customers. Specifically, margin loans made for the purpose of borrowing against marketable investment securities generally do not exceed 50% of the total market value of a customer's marginable securities portfolio at the time of the transaction and no more than 70% at anytime thereafter. Repurchase agreements, limited to commercial customers, generally do not exceed the market value of securities used to secure such transactions at the time of the transaction or thereafter. Federal funds sold are made to correspondent banks on an unsecured basis and generally do not exceed limits established for each bank resulting from evaluation of the bank's financial position.

  Reclassifications--Certain reclassifications have been made to the prior year financial statements to conform with the 2001 presentation.

  Recently Issued Accounting Standards--Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125 (Statement 140). Statement 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement 140 did not have a material impact on the Company's financial statements since the Company has not entered into any securitization or asset transfer transactions.

  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (Statement 133), as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, and by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of SFAS No. 133. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative instrument as a hedging instrument. Statement 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company's derivative activities at December 31, 2001, relate solely to the interest rate lock commitments (IRLCs), which the Company has entered into with certain customers for specific short-term periods of time. These IRLCs relate to prospective mortgage loans, which the Company originates and immediately transfers to secondary mortgage servicers. The transfer of these IRLCs allows the Company to pass financial risk associated with potential changes in interest rates on to secondary mortgage servicers. The Company also reduces its financial risk associated with mortgage lending by utilizing "best efforts" agreements with secondary mortgage servicers. These agreements relieve the Company of its liability to deliver if a mortgage loan fails to close. The adoption of Statement 133 as of January 1, 2001, did not have a material impact on the financial position or results of operations of the Company, as of and for the period ended December 31, 2001.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement
142). Statement 141 supercedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The provisions of Statement 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Statement 141 also requires that upon adoption of Statement 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. Statement 142 supercedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. Statement 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of Statement 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets,
(2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

  The Company will adopt the provisions of Statement 142 effective January 1, 2002. The Company is in the process of preparing for its adoption of Statement 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of Statement 142, the Company does not expect to reclassify any balances between goodwill and other intangible assets. The Company expects that it will no longer record approximately $506,000 of annual amortization expense relating to its existing goodwill and indefinite-lived intangibles. The Company will also evaluate the useful lives assigned to its intangible assets and does not anticipate any changes to the useful lives currently assigned.

  Statement 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the assets as of the beginning of the fiscal year, and pursuant to the requirements of Statement 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

2. Business Combinations

  On December 14, 2001, the Company acquired Farmers National BancShares, Inc. (Farmers) in a business combination accounted for under the purchase method. The Company issued approximately 550,000 shares of common stock and common stock equivalents to existing Farmers shareholders at an exchange ratio of
0.53125 shares of the Company's common stock for each share of Farmers stock. Subsequent to the completion of the acquisition, the operations of Farmers, which had total assets of approximately $188 million at the date of acquisition, were merged into First American Bank, a subsidiary of the Company.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

   Cash.............................................................. $  8,153
   Securities........................................................   46,058
   Federal funds sold and securities purchased under agreements to
    resell...........................................................   24,724
   Net loans.........................................................   99,203
   Other assets......................................................   10,305
   Goodwill..........................................................    5,063
   Core deposit intangible...........................................    1,184
                                                                      --------
     Total assets acquired...........................................  194,690
                                                                      ========
   Deposits..........................................................  175,486
   Other liabilities.................................................    1,881
                                                                      --------
     Total liabilities assumed.......................................  177,367
                                                                      --------
     Net assets acquired............................................. $ 17,323
                                                                      ========

  The acquisition of Farmers created $6,247,000 of intangible assets. The Company allocated $1,184,000 of the total intangible created to core deposits. This allocation was based upon the Company's valuation of the core deposits of Farmers. Factors considered in the valuation included: (1) the rate and maturity structure of Farmers interest-bearing liabilities (2) estimated retention rates for each deposit liability category and (3) the current interest rate environment. The core deposit intangible created will be amortized on a straight-line basis over seven years. The remaining intangible created was allocated to goodwill and will be tested at least annually for impairment.

  On January 31, 2001, the Company completed the acquisition of Peoples State Bank of Groveland, Florida (Peoples) in a transaction accounted for as a pooling of interests. The Company issued approximately 735,000 shares of its common stock to existing Peoples shareholders at an exchange ratio of 1.164 shares of the Company's common stock for each share of Peoples stock. Peoples had assets of approximately $123 million at the date of acquisition. Pursuant to pooling of interests accounting treatment, the financial statements for all periods presented have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.
  On August 4, 2000, First American Bank, a subsidiary of the Company, completed the acquisition of two banking branches in Madison and Huntsville, Alabama. The acquisition increased loans and deposits by approximately
$68.9 million and $54.0 million, respectively. The acquisition was accounted for as a purchase transaction.
  In the third quarter of 1999, the Board of Directors of the Company authorized the repurchase of 121,129 shares of common stock. This repurchase, which was completed during the third quarter at a cost of approximately $3,226,000, was specifically related to the Company's issuance of an identical number of shares to acquire Rankin Insurance Agency during May 1999 in a purchase business combination.

                ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

              For the Years Ended December 31, 2001, 2000 and 1999

3. Securities

  The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

                                                  December 31, 2001
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
Investment securities:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $  2,252    $   81      $  6    $  2,327
  Obligations of states and political
   subdivisions.......................    6,460       144                 6,604
  Mortgage-backed securities issued or
   guaranteed by U.S. government
   agencies...........................  226,054       270       447     225,877
                                       --------    ------      ----    --------
    Totals............................ $234,766    $  495      $453    $234,808
                                       ========    ======      ====    ========
Securities available for sale:
  U.S. treasury securities and
   obligations of U.S. government
   corporations and agencies.......... $ 26,451    $  866      $ 12    $ 27,305
  Obligations of states and political
   subdivisions.......................   28,606       409        12      29,003
  Mortgage-backed securities issued or
   guaranteed by U.S. government
   agencies...........................  259,761       818       365     260,214
  Equity securities...................   16,477                  77      16,400
                                       --------    ------      ----    --------
    Totals............................ $331,295    $2,093      $466    $332,922
                                       ========    ======      ====    ========

                                                   December 31, 2000
                                        ----------------------------------------
                                                    Gross      Gross
                                        Amortized Unrealized Unrealized  Market
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- --------
   Investment securities:
     U.S. treasury securities and
      obligations of U.S. government
      corporations and agencies.......  $  3,263     $--       $  --    $  3,263
     Obligations of states and
      political subdivisions..........     7,652      139                  7,791
     Mortgage-backed securities issued
      or guaranteed by U.S. government
      agencies........................    49,847      585           1     50,431
                                        --------     ----      ------   --------
       Totals.........................  $ 60,762     $724      $    1   $ 61,485
                                        ========     ====      ======   ========
   Securities available for sale:
     U.S. treasury securities and
      obligations of U.S. government
      corporations and agencies.......  $115,112     $291      $  328    115,075
     Obligations of states and
      political subdivisions..........    25,291      377          36     25,632
     Mortgage-backed securities issued
      or guaranteed by U.S. government
      agencies........................   175,317       59       1,514    173,862
     Equity securities................    10,804                   76     10,728
                                        --------     ----      ------   --------
       Totals.........................  $326,524     $727      $1,954   $325,297
                                        ========     ====      ======   ========

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  Maturities of securities at December 31, 2001 are summarized as follows (in thousands):

                                              Investment
                                              Securities     Available for Sale
                                          ------------------ ------------------
                                          Amortized  Market  Amortized  Market
                                            Cost     Value     Cost     Value
                                          --------- -------- --------- --------
  Due in one year or less................ $  1,500  $  1,514 $  2,695  $  2,734
  Due after one year through five years..    6,107     6,291   30,248    31,206
  Due after five years through ten
   years.................................    1,105     1,124   15,493    15,754
  Due after ten years....................                       6,619     6,614
  Mortgage-backed securities.............  226,054   225,879  259,763   260,214
  Equity securities......................                      16,477    16,400
                                          --------  -------- --------  --------
    Totals............................... $234,766  $234,808 $331,295  $332,922
                                          ========  ======== ========  ========

  Gross gains of $246,000, $1,000 and $196,000 were realized on the sale of securities during 2001, 2000 and 1999, respectively, and there were gross realized losses of $120,000 during 2000.

  Equity securities are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock. These holdings are required under regulatory guidelines.

4.  Loans and Other Real Estate

  Major classification of loans at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                            2001        2000
                                                         ----------  ----------
   Commercial, financial, and agricultural.............. $  247,613  $  275,107
   Real estate..........................................  1,421,319   1,179,062
   Consumer.............................................     82,909      79,458
   Lease financing receivables..........................     73,924      58,668
   Securities brokerage margin loans....................     16,302      29,901
   Other................................................    124,564      89,700
                                                         ----------  ----------
   Gross loans..........................................  1,966,631   1,711,896
   Less unearned income.................................     (2,462)     (1,086)
                                                         ----------  ----------
   Loans, net of unearned income........................  1,964,169   1,710,810
   Less allowance for loan losses.......................    (28,519)    (22,368)
                                                         ----------  ----------
   Net loans............................................ $1,935,650  $1,688,442
                                                         ==========  ==========

  In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $45,685,000 and $57,266,000 at December 31, 2001 and 2000, respectively. During 2001 and 2000, new loans of $25,120,000 and $42,844,000 were funded and repayments totaled $36,701,000 and $38,010,000, respectively.

  Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $7,563,000 and $3,642,000 at December 31, 2001 and 2000, respectively. If these loans had been current throughout their terms, gross interest income for the years ended December 31, 2001 and 2000, respectively, would have increased by approximately $406,000 and $498,000.

  Other real estate at December 31, 2001 and 2000 totaled $1,680,000 and $1,468,000, respectively.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  At December 31, 2001 and 2000, the recorded investment in loans for which impairment has been recognized totaled $7,563,000 and $3,642,000, respectively, and these loans had a corresponding valuation allowance of $0 and $57,000. Management of the Company believes that the value of these impaired loans on the Company's books is less than the recoverable value of the loans. The Company recognized no interest on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 2001 and 2000 were measured for impairment primarily using the fair value of the collateral.

  The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia, and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

5.  Allowance for Loan Losses

  A summary of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                       2001     2000     1999
                                                      -------  -------  -------
   Balance, beginning of year........................ $22,368  $19,111  $17,465
   Provision charged to operations...................   3,946    2,506    2,107
   Additions to allowance through acquisition........   3,872    1,400
                                                      -------  -------  -------
                                                       30,186   23,017   19,572
                                                      -------  -------  -------
   Loans charged off.................................  (3,359)  (1,426)  (1,312)
   Recoveries........................................   1,692      777      851
                                                      -------  -------  -------
   Net charge-offs...................................  (1,667)    (649)    (461)
                                                      -------  -------  -------
   Balance, end of year.............................. $28,519  $22,368  $19,111
                                                      =======  =======  =======

6.  Property, Equipment, and Leasehold Improvements

  Major classifications of property, equipment, and leasehold improvements at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                                 2001    2000
                                                                ------- -------
   Land........................................................ $16,951 $14,043
   Buildings and improvements..................................  38,663  31,166
   Leasehold improvements......................................   6,606   6,371
   Furniture, equipment, and vault.............................  33,163  26,928
   Construction in progress....................................   2,939   3,199
                                                                ------- -------
                                                                 98,322  81,707
   Less accumulated depreciation and amortization..............  37,501  29,660
                                                                ------- -------
   Property, equipment, and leasehold improvements, net........ $60,821 $52,047
                                                                ======= =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

7.  Deposits

  Deposits at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                             2001       2000
                                                          ---------- ----------
   Demand deposit accounts............................... $  306,319 $  244,400
   NOW accounts..........................................    384,355    290,471
   Savings and money market accounts.....................    373,309    312,886
   Time deposits less than $100,000......................    668,819    659,370
   Time deposits of $100,000 or more.....................    333,957    299,968
                                                          ---------- ----------
   Total deposits........................................ $2,066,759 $1,807,095
                                                          ========== ==========


  Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 2001 and 2000 were approximately $31,033,000 and $28,641,000, respectively.

8.Short and Long-Term Borrowings

  Short-term debt is summarized as follows (in thousands):

                                                                 2001    2000
                                                               -------- -------
   Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 2.68125% and
    7.4318% at December 31, 2001 and 2000, respectively;
    collateralized by the Company's stock in subsidiary
    banks....................................................  $ 16,350 $27,439
   FHLB open ended notes payable; rate varies daily based on
    the FHLB Daily Rate Credit interest price and was 1.83%
    and 6.35% at December 31, 2001 and 2000, respectively;
    collateralized by FHLB stock and certain first
    mortgages................................................     5,000   6,000
   FHLB debt due at various maturities ranging from May 31,
    2002 through December 31, 2002 at December 31, 2001; at
    December 31, 2000, maturities ranged from January 29,
    2001 to October 12, 2001; bearing interest at fixed rates
    ranging from 2.17% to 2.53% at December 31, 2001 and
    bearing interest at fixed and variable rates ranging from
    6.40% to 6.7575% at December 31, 2000; collateralized by
    FHLB stock and certain first mortgage loans..............    47,000  58,000
                                                               -------- -------
   Total short-term borrowings...............................  $ 68,350 $91,439
                                                               ======== =======

  Long-term debt is summarized as follows (in thousands):

                                                                 2001    2000
                                                               -------- -------
   FHLB debt due April 23, 2004; rate varies with LIBOR and
    was 6.48% at December 31, 2000; rate changes to 5.02%
    from April 23, 2001 to April 23, 2004; convertible at the
    option of the FHLB on April 23, 2001 to the three month
    LIBOR advance; collateralized by FHLB stock and certain
    first mortgage loans. This note was called by the FHLB
    during the year ended December 31, 2001..................           $13,700
   FHLB debt due at various maturities ranging from November
    5, 2003 through November 7, 2011; bearing interest at
    fixed rates ranging from 3.31% to 6.00% and 4.74% to
    6.00% at December 31, 2001 and 2000, respectively;
    convertible at the option of the FHLB at dates ranging
    from January 7, 2002 to November 7, 2006; collateralized
    by FHLB stock and certain first mortgage loans. Various
    of these notes were called by the FHLB during the year
    ended December 31, 2001..................................  $169,000  45,000

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

                                                                2001    2000
                                                              -------- -------
   FHLB debt due February 11, 2003; rate varies with LIBOR
    and was 5.3275% and 6.5275% at December 31, 2001 and
    2000, respectively. Collateralized by FHLB stock and
    certain first mortgage loans.............................   25,000  25,000
   Trust preferred securities due December 18, 2031; rate
    varies with LIBOR and was 5.60% at December 31, 2001.....   15,000     --
   Various notes payable.....................................      554      29
   Capital leases payable....................................       77     197
                                                              -------- -------
   Total long-term debt...................................... $209,631 $83,926
                                                              ======== =======

  Certain of these amounts are callable at the option of the FHLB at dates earlier than the stated maturities.

  Aggregate maturities of long-term debt are as follows for fiscal years (in thousands):

     2002.............................................................. $    204
     2003..............................................................   30,204
     2004..............................................................    5,215
     2005..............................................................   10,008
     2006..............................................................        0
     Thereafter........................................................  164,000
                                                                        --------
                                                                        $209,631
                                                                        ========

  The note payable to a third-party bank at December 31, 2001 is payable in full on May 31, 2002. Maximum borrowing under the secured master note agreement is $35,000,000 and interest is payable quarterly. Total interest expense paid on the note was approximately $1,354,000 in 2001, $1,527,000 in 2000 and $817,000 in 1999.

  At December 31, 2001, the Company has approximately $62,670,000 of available credit with the FHLB in addition to the approximately $246,000,000 above, approximately $18,650,000 of available credit with a regional financial institution, and federal funds lines of approximately $125,700,000 with various correspondent banks, of which approximately $85,700,000 remains available.

  The Company has also pledged approximately $205,147,000 in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility. At December 31, 2001, the Company had access to approximately $145,351,000 under this facility, and had no outstanding borrowings.

  The FHLB has a blanket lien on the Company's 1-4 family mortgage loans in the amount of the outstanding debt. In addition to the blanket lien on the Company's 1-4 family mortgage loans, the Company has pledged available for sale securities as collateral for the outstanding debt. These securities had a carrying value of $71,511,000 at December 31, 2001.

  Additional details regarding short-term debt are shown below (in thousands):

                                                       2001     2000     1999
                                                      -------  -------  -------
   Average amount outstanding during the year........ $41,587  $63,139  $25,950
   Maximum amount outstanding at any month end....... $97,100  $94,389  $64,922
   Weighted average interest rate:
     During year.....................................    4.33%    6.97%    5.56%
     End of year.....................................    2.28%    6.32%    6.75%

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999
9. Leases

  One of the Company's subsidiary banks leases its main office building from a partnership, which includes a director and a stockholder of the Company, under a noncancelable operating lease expiring in 2020. Leases classified as capital leases include branch offices with a net book value of approximately $47,000 at December 31, 2001. Additionally, several subsidiary banks lease branch offices and equipment under operating leases.

  Minimum future rental payments for the capital and operating leases are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
     2002.....................................................   $27    $ 1,823
     2003.....................................................    27      1,840
     2004.....................................................    27      1,802
     2005.....................................................     9      1,780
     2006.....................................................            1,674
     Thereafter...............................................           18,110
                                                                 ---    -------
     Total minimum payments...................................    90    $27,029
                                                                        =======
     Less amount representing interest........................    13
                                                                 ---
     Net capital lease obligation.............................   $77
                                                                 ===

  Rent expense charged to operations under operating lease agreements for the years ended December 31, 2001, 2000, and 1999 was approximately $1,768,000, $1,522,000 and $1,268,000, respectively, of which approximately $1,004,000, $999,000 and $958,000, respectively, during 2001, 2000, and 1999 relate to leases with related parties.

10. Commitments and Contingencies

  In the normal course of business, the Company makes commitments to meet the financing needs of its customers. These commitments include commitments to extend credit and standby letters of credit. These instruments include, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Company's exposure to credit risk is the extent of nonperformance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit and is represented by the contractual amount of those instruments. The Company uses the same credit policies and procedures in making commitments and conditional obligations as it does for loans.

  At December 31, 2001 and 2000, unused commitments under lines of credit aggregated approximately $502,299,000 and $448,709,000, of which approximately $15,100,000 and $19,174,000 pertained to related parties, respectively. The Company evaluates each customer's credit worthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

  The Company had approximately $16,378,000 and $18,815,000 in irrevocable standby letters of credit outstanding at December 31, 2001 and 2000, of which approximately $87,000 and $319,000 at December 31, 2001 and 2000, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999
  The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on legal counsel's opinion, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company's financial condition or results of operations.

11. Employee Benefit Plans

  The Company, through two of its subsidiary Banks, sponsors two defined benefit pension plans. Each of these plans has been frozen with regard to future benefit accruals and participation by new employees.

  The components of net pension expense (income) for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                                            2001   2000  1999
                                                            -----  ----  -----
Service cost...............................................              $ 659
Interest cost.............................................. $ 253  $255    334
Expected return on assets..................................  (370) (331)  (360)
Amortization of transition asset...........................    (2)   (2)    (2)
Amortization of prior service cost.........................                  2
Recognized net actuarial loss..............................                 54
                                                            -----  ----  -----
Net periodic pension cost..................................  (119)  (78)   687
                                                            -----  ----  -----
Gain on curtailment........................................               (819)
                                                            -----  ----  -----
Pension (income) expense................................... $(119) $(78) $(132)
                                                            =====  ====  =====

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plans' funded status for the years ended December 31, 2001 and 2000, is as follows (in thousands):

                                                                  2001    2000
                                                                 ------  ------
Change in benefit obligation
Projected benefit obligation at end of prior year............... $3,826  $3,517
  Service cost..................................................
  Interest cost.................................................    253     255
  Actuarial loss................................................    172     232
  Acquisition...................................................  1,404
  Benefits paid.................................................   (178)   (178)
                                                                 ------  ------
  Projected benefit obligation at end of year................... $5,477  $3,826
                                                                 ======  ======
Change in plan assets
Fair value of plan assets at end of prior year.................. $4,154  $3,705
  Actual return on plan assets..................................    367     627
  Acquisition...................................................  1,001
  Benefits paid.................................................   (178)   (178)
                                                                 ------  ------
Fair value of plan assets at end of year........................ $5,344  $4,154
                                                                 ======  ======
Funded status
Plan assets in excess of projected benefit obligation........... $ (132) $  327
Unrecognized net gain...........................................    433     260
Unrecognized net asset at date of initial application...........     (4)     (7)
                                                                 ------  ------
Accrued pension asset........................................... $  297  $  580
                                                                 ======  ======

  Primary assumptions used to actuarially determine net pension expense are as follows:

                                                               2001  2000  1999
                                                               ----  ----  ----
Discount rate................................................. 6.50% 7.00% 7.50%
Expected long-term rate of return on plan assets.............. 9.00% 9.00% 9.00%
Salary increase rate..........................................  N/A  4.25% 4.25%

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefits in excess of plan assets were $1,404,000, $1,404,000 and $1,001,000, respectively, as of December 31, 2001.

  The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15% of their salary to the plan on a pre-tax basis and the Company matches participants' contributions up to the first 5% of each participant's salary. The Company's matching contribution charged to operations related to this plan, as well as other plans of merged banks, was approximately $1,282,000, $971,000 and $537,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  The Company and certain subsidiary banks have deferred compensation plans for the benefit of the Company's former chief executive officer. Payments under the plans commence March 15, 1997 and March 15, 2002, or at his death, if earlier, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. At December 31, 2001 and 2000, the cash surrender value of the policies was $2,512,000 and $2,403,000, respectively.

  Additionally, the Company and several of its subsidiary banks own life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999 certain presidents, employees and directors of such banks. The total cash surrender value of such policies at December 31, 2001 and 2000 was $11,416,000 and $10,170,000, respectively. The Company recorded expense of $93,000 and $39,000 for the years ended December 31, 2001 and 2000, respectively for these plans.

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

  In accordance with the terms of the PSP, a base grant of 23,000, 22,500 and 14,150 shares was made in each of the years ended December 31, 2001, 2000 and 1999, respectively. The market value per share was $22.00, $18.88 and $26.75 at each grant date for the years ended December 31, 2001, 2000 and 1999, respectively. During the years ended December 31, 2001 and 2000, 22,186, and 21,082 shares, respectively, were awarded to participants. At December 31, 2001, outstanding awards of expected and maximum payouts were 106,471 and 113,390 shares, respectively. Expense recorded for the PSP was $561,000, $653,000 and $541,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  The Company has a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 1997 Subsidiary
PSP) and made a base grant of 20,000 shares, with a market value per share of $25.13, to vest over a sixty-three month period. The actual number of shares to be distributed in fiscal 2002 will depend on the subsidiary bank's performance as well as certain conditions to be met by the directors. At December 31, 2001, the expected and maximum payout was 18,261 shares, net of forfeitures. Expense recorded for the 1997 Subsidiary PSP was $84,000, $84,000 and $77,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  During 2000, the Company adopted a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 2000 Subsidiary PSP) and made a base grant of 20,000 shares, with a market value per share of $19.22 to vest over a sixty-four month period. The actual number of shares to be distributed in fiscal 2005 will depend on the subsidiary bank's performance as well as certain conditions to be met by directors. At December 31, 2001, the expected and maximum payout was 25,000 shares. Expense recorded for the 2000 Subsidiary PSP was $90,000 and $30,000 for the years ended December 31, 2001 and 2000, respectively.

  During 1999, the Company adopted the 1999 Long Term Incentive Plan (the LTI
Plan) which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards to eligible employees of the Company. The total number of shares of common stock reserved and available for distribution under the LTI Plan is 300,000 shares. Any awards under the LTI Plan will be in addition to awards made under the PSP. During 2000, the Company granted 160,500 non-qualified stock options under the LTI Plan, which vest over a sixty-month period. Net of forfeitures, 145,500 stock options were outstanding at December 31, 2001. Expense recorded for the LTI Plan was $124,000 and $199,000 for the years ended December 31, 2001 and 2000, respectively.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  In connection with the 2001 business combination of Farmers, the Company assumed certain stock options of the acquired bank. Additionally, the Company had fixed stock option plans with outstanding options granted prior to 1997. A summary of the status of the Company's fixed stock options as of December 31, 2001, 2000 and 1999, and the changes during each of the three years then ended is presented below:

                                2001               2000              1999
                          ------------------ ----------------- -----------------
                                    Weighted          Weighted          Weighted
                                    Average           Average           Average
                                    Exercise          Exercise          Exercise
                           Shares    Price   Shares    Price   Shares    Price
                          --------  -------- -------  -------- -------  --------
Outstanding, beginning
 of year................   379,406   $14.12  239,371   $10.31  330,057   $ 9.43
Granted.................                     164,018    18.88    3,518    26.78
Forfeited...............   (15,000)   18.88
Assumed in business
 combination............    75,076    27.45
Exercised...............  (112,662)    8.85  (23,983)    8.60  (94,204)    7.83
                          --------   ------  -------   ------  -------   ------
Outstanding, end of
 year...................   326,820   $18.78  379,406   $14.12  239,371   $10.31
                          ========   ======  =======   ======  =======   ======
Options exercisable, end
 of year................   181,320           218,906           231,913
                          ========           =======           =======

  The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                             Options Outstanding
                                          --------------------------
                                                        Remaining
     Exercise                               Number     Contractual     Options
       Price                              Outstanding      Life      Exercisable
     --------                             ----------- -------------- -----------
     $ 5.03..............................     2,110   March 2004         2,110
     $ 6.39..............................     3,984   October 2002       3,984
     $ 9.39..............................    18,636   August 2006       18,636
     $10.00..............................    29,833   November 2004     29,833
     $10.10..............................     4,848   October 2004       4,848
     $13.00..............................     6,833   November 2005      6,833
     $14.64..............................     2,449   February 2006      2,449
     $14.92..............................     2,111   September 2006     2,111
     $15.56..............................    26,995   March 2007        26,995
     $17.42..............................     2,111   September 2006     2,111
     $17.66..............................     6,796   November 2002      6,796
     $18.88..............................   145,500   December 2010
     $18.95..............................     2,111   September 2006     2,111
     $23.53..............................    21,237   July 2003         21,237
     $26.78..............................     2,111   September 2006     2,111
     $30.00..............................    41,199   December 2004     41,199
     $30.02..............................     2,111   September 2006     2,111
     $33.88..............................     5,314   March 2002         5,314
     $47.06..............................       531   September 2009       531
                                            -------                    -------
                                            326,820                    181,320
                                            =======                    =======

  During 2001, the Company did not grant any stock options. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $5.18 and $6.17, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 2000-- expected volatility 25.6%, expected dividend yield 3.5%, risk-free interest rate of 5.9%, and an expected life of 7.0 years; 1999--expected volatility 25.0%, expected dividend yield 3.0%, risk-free interest rate of 6.0%, and an expected life of 7.0 years. Total compensation expense recorded for the fixed stock option plans was $124,000, $253,000 and $53,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  Additionally, the Company and three of its subsidiary banks maintain deferral of compensation plans for certain directors who are not employees of the Company. Under the plans, a non-employee director may choose to have all or part of the cash and/or stock equivalents they would normally receive as compensation deferred for future payment, at such time and in such manner as the director specifies at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company's short-term borrowing rate. Dividends earned on stock equivalent portions are credited to the deferral or compensation account in the form of additional stock equivalents. At December 31, 2001 and 2000, the amount deferred under the terms of these plans totaled $1,730,000 and $1,285,000, respectively. For the years ending December 31, 2001, 2000 and 1999, approximately $445,000, $410,000 and $418,000, respectively, was expensed under these plans.

  One of the Company's subsidiary banks has a deferred compensation plan whereby directors may elect to have all or a portion of their compensation deferred. Expense recognized under the plan was $17,000, $18,000 and $18,000 in 2001, 2000 and 1999, respectively. At December 31, 2001, amounts payable under the plan totaled $116,000.

  In connection with the Farmers merger during 2001, the Company assumed an employee stock ownership plan with 401(k) provisions. Concurrent with the Farmers merger, the employee stock ownership plan was terminated. The Company intends to liquidate the employee stock ownership plan pending receipt of a determination letter from the Internal Revenue Service.

11. Income Taxes

  The components of the provision for income taxes consist of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                         2001    2000    1999
                                                        ------- ------- -------
Current:
  Federal.............................................. $10,277 $ 8,693 $11,291
  State................................................     415     321   1,185
                                                        ------- ------- -------
Total current expense..................................  10,692   9,014  12,476

Deferred:
  Federal..............................................   2,260   2,057  (1,561)
  State................................................     280     350     (98)
                                                        ------- ------- -------
Total deferred expense (benefit).......................   2,540   2,407  (1,659)
Change in valuation allowance..........................
                                                        ------- ------- -------
Total provision for income taxes....................... $13,232 $11,421 $10,817
                                                        ======= ======= =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  Temporary differences and carryforwards which give rise to a significant portion of the Company's deferred tax assets and liabilities for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                                                  2001    2000
                                                                 ------- ------
Deferred tax assets:
  Loan loss reserve............................................. $10,393 $6,544
  Other real estate owned basis difference......................     126      7
  Net operating loss............................................   1,103    146
  Deferred compensation.........................................   3,614  2,431
  Loan fees.....................................................     522    510
  Unrealized loss on securities.................................            381
  Other.........................................................     854    538
                                                                 ------- ------
Total deferred tax assets.......................................  16,612 10,557
Deferred tax liabilities:
  Depreciation and basis difference.............................  12,139  7,336
  Unrealized gains on securities................................     553
  Other.........................................................     326    266
  Core deposits.................................................     164    178
                                                                 ------- ------
Total deferred tax liabilities..................................  13,182  7,780
                                                                 ------- ------
Net deferred tax assets......................................... $ 3,430 $2,777
                                                                 ======= ======

  The Company did not establish a valuation allowance related to the deferred tax asset recorded at December 31, 2001 and 2000 due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

  Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                     2001     2000     1999
                                                    -------  -------  -------
Provision for income taxes at statutory federal
 income tax rate................................... $14,586  $12,934  $11,961
Increase (decrease) resulting from:
  State income taxes, net of federal income tax
   benefit.........................................     708      378      675
  Tax free interest income.........................  (1,557)  (1,433)  (1,304)
  Nondeductible meals and entertainment............     113       97       79
  Disallowed interest expense deduction............      59       68      100
  Goodwill and core deposit amortization...........     164      153      134
  General business and other credits...............    (861)    (861)    (830)
  Other, net.......................................      20       85        2
                                                    -------  -------  -------
Total provision for income taxes................... $13,232  $11,421  $10,817
                                                    =======  =======  =======

  For federal income tax purposes, two of the Company's subsidiaries have net operating loss carryforwards totaling $3,164,000 and $310,000 at December 31, 2001 and 2000, respectively, which will expire beginning in 2006. For state income tax purposes, two of the Company's subsidiaries have net operating loss carryforwards and tax credits totaling $685,000 and $464,000 at December 31, 2001 and 2000, respectively.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

12. Noninterest Expense

  The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the principal components of noninterest expense (in thousands):

                                                         2001    2000    1999
                                                        ------- ------- -------
Salaries and employee benefits......................... $45,329 $39,017 $34,970
Commission based compensation..........................  12,868   5,566   4,376
Net occupancy expense..................................   9,722   8,906   7,884
Amortization of goodwill...............................     524     501     387
Advertising............................................   1,254   1,039   1,133
Banking assessments....................................     771     660     512
Core deposit amortization..............................     627     377     197
Data processing expenses...............................   1,562   1,453   1,478
Legal and professional fees............................   3,331   2,337   2,996
Noncredit losses, net of recoveries....................     339     136     206
Postage and courier services...........................   1,776   1,776   1,336
Supplies and printing..................................   1,926   1,740   1,376
Telephone..............................................   1,224   1,167   1,059
Other..................................................  10,980   9,436   7,950
                                                        ------- ------- -------
Total noninterest expense.............................. $92,233 $74,111 $65,860
                                                        ======= ======= =======

13. Earnings Per Share

  The following table reflects the reconciliation, after adjusting for stock splits, of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

                                                           Income  Shares Amount
                                                           ------- ------ ------
2001
Basic EPS net income...................................... $28,415 11,853 $2.40
                                                           ======= ====== =====
Effect of dilutive securities.............................            288
                                                           ------- ------
Diluted EPS............................................... $28,415 12,141 $2.34
                                                           ======= ====== =====

2000
Basic EPS net income...................................... $25,518 11,792 $2.16
                                                           ======= ====== =====
Effect of dilutive securities.............................            181
                                                           ------- ------
Diluted EPS............................................... $25,518 11,973 $2.13
                                                           ======= ====== =====

1999
Basic EPS net income...................................... $23,306 11,814 $1.97
                                                           ======= ====== =====
Effect of dilutive securities.............................            194
                                                           ------- ------
Diluted EPS............................................... $23,306 12,008 $1.94
                                                           ======= ====== =====

14. Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

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

  Commitments to Extend Credit and Standby Letters of Credit--All commitments to extend credit and standby letters of credit have original terms, at their issuance, of one year or less; therefore, the fair value of these instruments does not materially differ fdrom their stated value.

  The estimated fair values of financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                            2001                  2000
                                    --------------------- ---------------------
                                     Carrying              Carrying
                                      Amount   Fair Value   Amount   Fair Value
                                    ---------- ---------- ---------- ----------
Financial assets:
  Cash and due from banks.......... $   78,262 $   78,262 $   80,476 $   80,476
  Interest-bearing deposits in
   other banks..................... $   10,813 $   10,813 $    7,630 $    7,630
  Federal funds sold and securities
   purchased under agreements to
   resell.......................... $   32,241 $   32,241 $   30,260 $   30,260
  Investment securities and
   securities available for sale... $  567,688 $  567,730 $  386,059 $  386,782
  Trading securities............... $    1,341 $    1,341 $      577 $      577
  Loans............................ $2,000,723 $2,054,886 $1,716,036 $1,747,475
Financial liabilities:
  Deposits......................... $2,066,759 $1,951,359 $1,807,095 $1,744,876
  Federal funds purchased;
   securities sold under agreements
   to resell; and treasury, tax,
   and loan account................ $  243,550 $  243,550 $  167,480 $  167,480
  Short-term borrowings............ $   68,350 $   68,350 $   91,439 $   91,439
  Long-term debt................... $  209,631 $  211,049 $   83,926 $   84,077

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

15. Parent Company

  The condensed financial information of the parent company only as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 is presented as follows (in thousands):

                                                             2001       2000
                                                           ---------  --------
Balance Sheets
Assets:
  Cash.................................................... $   3,642  $  2,908
  Securities available for sale...........................        80        80
  Investments in subsidiaries.............................   232,003   191,742
  Intangibles.............................................     5,781     6,124
  Other assets............................................     3,398     3,190
                                                           ---------  --------
Total assets.............................................. $ 244,904  $204,044
                                                           =========  ========
Liabilities and stockholders' equity:
  Accounts payable........................................ $   4,930  $  4,590
  Accrued interest payable................................       204       411
  Short and long-term debt................................    31,884    27,439
                                                           ---------  --------
  Total liabilities.......................................    37,018    32,440
Stockholders' equity:
  Common stock............................................    12,425    11,922
  Additional paid-in capital..............................   103,624    86,115
  Retained earnings.......................................    92,866    77,812
  Treasury stock..........................................    (2,087)   (3,431)
  Accumulated other comprehensive income (loss), net of
   taxes..................................................     1,058      (814)
                                                           ---------  --------
Total stockholders' equity................................   207,886   171,604
                                                           ---------  --------
Total liabilities and stockholders' equity................ $ 244,904  $204,044
                                                           =========  ========

                                                        2001    2000    1999
                                                       ------- ------- -------
Statements of Income
Income:
  Dividends from subsidiaries......................... $13,001 $ 8,566 $11,909
  Securities gains....................................               1     148
  Other...............................................      30      40      36
                                                       ------- ------- -------
                                                        13,031   8,607  12,093
                                                       ------- ------- -------
Expenses:
  Interest expense....................................   1,446   1,527     816
  Other expenses......................................   3,878   3,089   2,771
                                                       ------- ------- -------
Total expenses........................................   5,324   4,616   3,587
                                                       ------- ------- -------
Income before equity in undistributed earnings of
 subsidiaries and taxes...............................   7,707   3,991   8,506
Equity in undistributed earnings of subsidiaries......  18,983  19,929  13,613
                                                       ------- ------- -------
Income before income taxes............................  26,690  23,920  22,119
Income tax benefit....................................   1,725   1,598   1,187
                                                       ------- ------- -------
Net income............................................ $28,415 $25,518 $23,306
                                                       ======= ======= =======

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

                                                      2001     2000     1999
                                                     -------  -------  -------
Statements of Cash Flows
Cash flows from operating activities:
Net income.......................................... $28,415  $25,518  $23,306
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Amortization of investment in consolidated
    subsidiaries in excess of net assets acquired
    and core deposits...............................     342      342      338
   Equity in undistributed earnings of
    subsidiaries.................................... (18,958) (19,903) (13,613)
   Deferred tax benefit.............................    (475)  (1,014)     (87)
   Other............................................   1,384      601      285
   Increase (decrease) in other assets and
    liabilities.....................................    (220)   2,355   (2,620)
                                                     -------  -------  -------
    Net cash provided by operating activities.......  10,488    7,899    7,609
                                                     -------  -------  -------
Cash flows from investing activities:
Additional investment in subsidiaries...............  (1,591) (10,200)
Decrease in securities available for sale...........                       256
                                                     -------  -------  -------
    Net cash (used in) provided by investing
     activities.....................................  (1,591) (10,200)     256
                                                     -------  -------  -------
Cash flows from financing activities:
Dividends on common stock........................... (11,003)  (9,289)  (7,958)
Change in other liabilities.........................                9     (303)
Exercise of stock options...........................    (408)      63      215
    Net increase in borrowings......................   3,911   11,050    4,889
Purchase of treasury stock..........................    (663)    (588)
Treasury stock acquired for purchase business
 combination........................................                    (3,226)
                                                     -------  -------  -------
    Net cash (used in) provided by financing
     activities.....................................  (8,163)   1,245   (6,383)
                                                     -------  -------  -------
    Net increase (decrease) in cash.................     734   (1,056)   1,482
Cash, beginning of year.............................   2,908    3,964    2,482
                                                     -------  -------  -------
Cash, end of year................................... $ 3,642  $ 2,908  $ 3,964
                                                     =======  =======  =======

16. Regulatory

  The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 2001, the required reserves totaled $11,420,000.

  At December 31, 2001 and 2000, securities with carrying values of $223,534,000 and $246,924,000, respectively, were pledged to secure U.S. government deposits and other public funds for purposes as required or permitted by law.

  The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company's judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 2001, $50,852,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999 actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

  As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The actual capital amounts and ratios of the Company at December 31, 2001 and 2000 are presented in the table below (in thousands):

                                                                   To Be Well
                                                                  Capitalized
                                                                  Under Prompt
                                                  For Capital      Corrective
                                                    Adequacy         Action
                                     Actual         Purposes       Provisions
                                 --------------  --------------  --------------
                                  Amount  Ratio   Amount  Ratio   Amount  Ratio
                                 -------- -----  -------- -----  -------- -----
As of December 31, 2001:
  Total qualifying capital (to
   risk-weighted assets)........ $229,181 11.17% $164,140 8.00%  $205,175 10.00%
  Tier I capital (to risk-
   weighted assets)............. $203,527  9.92% $ 82,067 4.00%  $123,101  6.00%
  Tier I capital (to average
   assets)...................... $203,527  7.61% $106,979 4.00%  $133,723  5.00%

As of December 31, 2000:
  Total qualifying capital (to
   risk-weighted assets)........ $181,149 10.11% $143,342 8.00%  $179,178 10.00%
  Tier I capital (to risk-
   weighted assets)............. $158,781  8.86% $ 71,684 4.00%  $107,527  6.00%
  Tier I capital (to average
   assets)...................... $158,781  6.83% $ 92,990 4.00%  $116,238  5.00%


  The actual capital amounts and ratios of National Bank of Commerce, the Company's most significant subsidiary, at December 31, 2001 and 2000 are presented in the table below (in thousands):

                                                                   To Be Well
                                                                   Capitalized
                                                                  Under Prompt
                                                    For Capital    Corrective
                                                     Adequacy        Action
                                       Actual        Purposes      Provisions
                                    -------------  -------------  -------------
                                    Amount  Ratio  Amount  Ratio  Amount  Ratio
                                    ------- -----  ------- -----  ------- -----
As of December 31, 2001:
  Total qualifying capital (to
   risk-weighted assets)........... $90,993 11.83% $61,534 8.00%  $76,917 10.00%
  Tier I capital (to risk-weighted
   assets)......................... $81,544 10.60% $30,771 4.00%  $46,157  6.00%
  Tier I capital (to average
   assets)......................... $81,544  7.72% $42,251 4.00%  $52,513  5.00%
As of December 31, 2000:
  Total qualifying capital (to
   risk-weighted assets)........... $83,688 10.97% $61,030 8.00%  $76,288 10.00%
  Tier I capital (to risk-weighted
   assets)......................... $74,678  9.79% $30,512 4.00%  $45,768  6.00%
  Tier I capital (to average
   assets)......................... $74,678  7.78% $38,395 4.00%  $47,994  5.00%

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999
17. Segment Reporting

  In addition to traditional commercial and consumer retail banking products, the Company offers mortgage lending services, investment services, securities brokerage and trust services and insurance services to its customers. During 2001, the Company changed its reportable segment disclosure to present the combined results of operations for the securities brokerage and trust divisions into a consolidated segment. This change is due to the similar customer base and products offered by these divisions and reflects management's view that these formerly separate segments should be combined for both internal and external monitoring and reporting. The securities brokerage and trust division includes a full service broker-dealer operation and also manages the assets and provides custodial and trust services for both corporate and individual customers located primarily in the Birmingham, Alabama market. The mortgage lending division makes home loans to individuals throughout the markets served by the Company. The majority of the loans made are sold to corporate investors, who also service the loans. The investment services division sells fixed income securities and provides trading services to both individual and corporate customers. The insurance division offers a full line of insurance products including life, property and casualty insurance to individual and corporate customers primarily in the state of Alabama. These four divisions, along with the commercial and retail banking division, are considered the Company's reportable segments for financial disclosure purposes.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain overhead expenses are not allocated among the segments. Additionally, the fixed assets utilized by the various divisions are not separately identified by management. Accordingly, the results of operations for the mortgage lending, investment services, securities brokerage and trust, and insurance segments are not indicative of the results which would be achieved if each of the segments were a separate company. Intersegment transactions are accounted for at fair market value.

               ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 2001, 2000 and 1999

  The Company's reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company's consolidated totals (in thousands):

                                    Securities
                         Investment Brokerage   Mortgage             Retail and
                          Services  and Trust    Lending   Insurance Commercial  Corporate   Elimination
                          Division   Division  Division(2) Division   Banking   Overhead((1)   Entries    Total
                         ---------- ---------- ----------- --------- ---------- ------------ ----------- --------
Year ended December 31,
 2000:
Interest income.........   $          $1,858     $1,117          5    $177,028    $   (59)     $  (412)  $179,537
Interest expense........                 407        624          6      88,381      1,387         (412)    90,393
                           ------     ------     ------      -----    --------    -------      -------   --------
Net interest income.....               1,451        493         (1)     88,647     (1,446)                 89,144
Provision for loan
 losses.................                                                 3,946                              3,946
Noninterest income......   13,717      8,800      7,660      2,126      16,374         30                  48,707
Noninterest expense.....   10,334      8,836      4,924      2,107      61,528      4,504                  92,233
                           ------     ------     ------      -----    --------    -------      -------   --------
Net income before
 provision for income
 taxes and minority
 interest...............   $3,383     $1,415     $3,229      $  18    $ 39,547    $(5,920)     $         $ 41,672
                           ======     ======     ======      =====    ========    =======      =======   ========
Year ended December 31,
 2000:
Interest income.........   $          $3,700     $  424      $  23    $168,951    $   (61)     $(1,815)  $171,222
Interest expense........               1,805        315         14      89,141      1,527       (1,815)    90,987
                           ------     ------     ------      -----    --------    -------      -------   --------
Net interest income.....               1,895        109          9      79,810     (1,588)                 80,235
Provision for loan
 losses.................                                                 2,506                              2,506
Noninterest income......    5,867      7,692      3,866      2,099      13,782         41                  33,347
Noninterest expense.....    5,377      7,579      2,746      1,837      53,432      3,140                  74,111
                           ------     ------     ------      -----    --------    -------      -------   --------
Net income before
 provision for income
 taxes and minority
 interest...............   $  490     $2,008     $1,229      $ 271    $ 37,654    $(4,687)               $ 36,965
                           ======     ======     ======      =====    ========    =======      =======   ========
Year ended December 31,
 1999:
Interest income.........   $          $2,053     $  527      $  16    $131,342    $   (93)     $  (739)  $133,106
Interest expense........                 955        348          9      60,918        816         (739)    62,307
                           ------     ------     ------      -----    --------    -------      -------   --------
Net interest income.....               1,098        179          7      70,424       (909)                 70,799
Provision for loan
 losses.................                                                 2,107                              2,107
Noninterest income......    6,624      5,897      4,240      1,068      13,303        184                  31,316
Noninterest expense.....    5,957      5,430      3,043        875      47,877      2,678                  65,860
                           ------     ------     ------      -----    --------    -------      -------   --------
Net income before
 provision for income
 taxes and minority
 interest...............   $  667     $1,565     $1,376      $ 200    $ 33,743    $(3,403)     $         $ 34,148
                           ======     ======     ======      =====    ========    =======      =======   ========

-------
(1) Corporate overhead is comprised primarily of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.
(2) Mortgage lending includes allocated intercompany income totaling $229,000, $335,000 and $247,000 at December 31, 2001, 2000, and 1999, respectively.

18. Related Party Transactions

  In addition to the previously disclosed related party transactions, the Company received trust fees from related parties of approximately $548,000 in 2001, $631,000 in 2000 and $629,000 in 1999.

19. Treasury Stock Repurchase Plan

  In the second quarter of 2000, the Board of Directors of the Company authorized the repurchase of up to 250,000 shares of the Company's common stock. On October 10, 2000, this stock repurchase program was rescinded by the Board of Directors. A total of 30,000 shares were repurchased prior to the rescission of this plan. In the third quarter of 2001, the Board of Directors of the Company authorized the repurchase of up to 300,000 shares of the Company's common stock. As of December 31, 2001, 21,000 shares had been repurchased under this plan.