Form 10-Q
period 2002-03-31
ALABAMA NATIONAL BANCORPORATION
filed 2002-05-14
CIK 926966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25160

Alabama National BanCorporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1114426
(State of Incorporation)	(I.R.S. Employer Identification No.)

1927 First Avenue North, Birmingham, Alabama 35203-4009
(Address of principal executive office)

(205) 583-3600
(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2002
Common Stock, $1.00 Par Value	12,357,212

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation (“Alabama National”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001. With respect to the adequacy of the allowance for loan losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

PART I— FINANCIAL INFORMATION

Item 1— Financial Statements (Unaudited)

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share amounts)

	March 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$91,940	$78,262
Interest-bearing deposits in other banks	25,084	10,813
Investment securities (market value $245,708 and $234,808, respectively)	247,662	234,766
Securities available for sale	352,260	332,922
Trading securities	—	1,341
Federal funds sold and securities purchased under resell agreements	33,213	32,241
Loans held for sale	20,818	36,554
Loans	2,013,502	1,966,631
Unearned income	(2,340)	(2,462)

Loans, net of unearned income	2,011,162	1,964,169
Allowance for loan losses	(29,613)	(28,519)

Net loans	1,981,549	1,935,650
Property, equipment and leasehold improvements, net	65,809	60,821
Goodwill	15,325	14,813
Intangible assets	3,884	4,062
Cash surrender value of life insurance	53,888	53,171
Receivable from investment division customers	17,559	16,551
Other assets	41,071	31,500

Totals	$2,950,062	$2,843,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$320,101	$306,319
Interest bearing	1,859,126	1,760,440

Total deposits	2,179,227	2,066,759
Federal funds purchased and securities sold under repurchase agreements	222,570	240,060
Treasury, tax and loan accounts	660	3,490
Short-term borrowings	91,100	68,350
Payable for securities purchased for investment division customers	17,349	16,428
Accrued expenses and other liabilities	41,820	30,863
Long-term debt	184,631	209,631

Total liabilities	2,737,357	2,635,581
Common stock, $1 par, authorized 17,500,000 shares; 12,424,544 shares issued at March 31, 2002 and December 31, 2001	12,425	12,425
Additional paid-in capital	104,016	103,624
Retained earnings	98,207	92,866
Treasury stock at cost, 71,664 and 77,476 shares at March 31, 2002 and December 31, 2001, respectively	(1,930)	(2,087)
Accumulated other comprehensive income (loss), net of tax	(13)	1,058

Total stockholders’ equity	212,705	207,886

Totals	$2,950,062	$2,843,467

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the three months ended March 31,
	2002	2001
Interest income:
Interest and fees on loans	$34,953	$38,279
Interest on securities	8,748	6,758
Interest on deposits in other banks	41	69
Interest on trading securities	15	26
Interest on Federal funds sold and securities purchased under resell agreements	200	693

Total interest income	43,957	45,825

Interest expense:
Interest on deposits	13,105	20,248
Interest on Federal funds purchased and securities sold under repurchase agreements	935	2,636
Interest on long and short-term borrowings	2,840	2,602

Total interest expense	16,880	25,486

Net interest income	27,077	20,339
Provision for loan losses	1,270	593

Net interest income after provision for loan losses	25,807	19,746

Noninterest income:
Securities gains	30	—
Gain (loss) on disposition of assets	(133)	21
Service charges on deposit accounts	2,722	2,215
Investment services income	3,081	3,706
Securities brokerage and trust income	2,808	2,382
Origination and sale of mortgage loans	2,413	1,315
Bank owned life insurance	713	548
Insurance commissions	527	515
Other	1,066	1,105

Total noninterest income	13,227	11,807

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)—(Continued)
(in thousands, except per share data)

	For the three months ended March 31,
	2002	2001
Noninterest expense:
Salaries and employee benefits	13,428	11,291
Commission based compensation	3,440	3,044
Occupancy and equipment expenses	2,768	2,532
Amortization of intangibles	184	280
Other	6,635	5,812

Total noninterest expense	26,455	22,959

Income before provision for income taxes	12,579	8,594
Provision for income taxes	3,971	2,751

Net income	$8,608	$5,843

Net income per common share (basic)	$.70	$.50

Weighted average common shares outstanding (basic)	12,350	11,788

Net income per common share (diluted)	$.68	$.49

Weighted average common and common equivalent shares outstanding (diluted)	12,634	12,027

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	For the three months ended March 31,
	2002	2001
Net income	$8,608	$5,843
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(1,520)	4,047
Less: Reclassification adjustment for net gains included in net income	30	—

Other comprehensive income (loss), before tax	(1,550)	4,047
Provision for (benefit from) income taxes related to items of other comprehensive income	(479)	1,382

Other comprehensive income (loss), net of tax	(1,071)	2,665

Comprehensive income	$7,537	$8,508

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the three months ended March 31,
	2002	2001
Net cash flows provided by operating activities	$13,388	$10,757
Cash flows from investing activities:
Proceeds from maturities of investment securities	26,696	5,256
Purchases of investment securities	(39,570)	(59,032)
Purchases of securities available for sale	(81,568)	(29,045)
Proceeds from sale of securities available for sale	1,030	—
Proceeds from maturities of securities available for sale	59,738	62,456
Net increase in interest bearing deposits in other banks	(14,271)	(13,992)
Net increase in Federal funds sold and securities purchased under resell agreements	(972)	(55,736)
Net increase in loans	(31,717)	(38,185)
Purchases of property, equipment and leasehold improvements	(6,038)	(1,248)
Premiums returned for bank-owned life insurance	—	791
Proceeds from sale of other real estate owned	159	303
Proceeds from sale of property, equipment and leasehold improvements	—	51

Net cash used in investing activities	(86,513)	(128,381)

Cash flows from financing activities:
Net increase in deposits	112,468	72,214
Increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	(17,490)	46,625
Net increase (decrease) in short and long-term borrowings and capital leases	(5,080)	4,814
Exercise of stock options	—	(14)
Changes incidental to merger	(7)	(10)
Dividends on common stock	(3,088)	(2,712)

Net cash provided by financing activities	86,803	120,917

Increase in cash and cash equivalents	13,678	3,293
Cash and cash equivalents, beginning of period	78,262	80,476

Cash and cash equivalents, end of period	$91,940	$83,769

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$284	$1,468

Adjustment to market value of securities available for sale, net of deferred income taxes	$(1,071)	$2,665

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2001.

NOTE B—COMMITMENT AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition.

NOTE C—RECENTLY ISSUED PRONOUNCEMENTS

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” having a required effective date for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

Alabama National adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of SFAS No.142 is expected to result in an increase in net income of approximately $521,000 for the year ended December 31, 2002. Under the transitional provisions of SFAS No. 142, Alabama National identified its reporting units and performed impairment tests on the net goodwill associated with each of the reporting units. The testing resulted in no impairment losses to any recorded goodwill.

The recorded amount of goodwill increased during the first quarter of 2002 from $14.8 million at December 31, 2001, to $15.3 million at March 31, 2002. This increase was attributable to items related to the fourth quarter acquisition of Farmers National Bank of Opelika.

The following table details the impact of the amortization of goodwill on net income for the periods ended March 31, 2002 and 2001 (amounts in thousands, except per share data):

	For the three months ended March 31,
	2002	2001
Net Income:
Reported net income	$8,608	$5,843
Add back:
Goodwill amortization, net of taxes	—	117

Net income excluding goodwill amortization, net of taxes	$8,608	$5,960

Basic net income per common share:
Reported net income	$0.70	$0.50
Add back:
Goodwill amortization, net of taxes	—	0.01

Net income excluding goodwill amortization, net of taxes	$0.70	$0.51

Weighted average shares outstanding (basic)	12,350	11,788

Diluted net income per common share:
Reported net income	$0.68	$0.49
Add back:
Goodwill amortization, net of taxes	—	0.01

Net income excluding goodwill amortization, net of taxes	$0.68	$0.50

Weighted average shares outstanding (diluted)	12,634	12,027

Intangible assets other than goodwill that have finite useful lives will continue to be amortized over their useful lives. Alabama National’s other intangible assets consist solely of core deposit intangibles and are considered to have finite lives. The gross carrying amount of such intangible assets as of March 31, 2002 was $7.0 million with a balance of $3.1 million in accumulated amortization. As a result of adoption of the Statements, there have been no changes to amortizable lives or methods. The amortization of such intangible assets for the three months ended March 31, 2002 and 2001 was $184,000 and $157,000, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (amounts in thousands):

For the year ended December 31,
2002	$683
2003	$620
2004	$569
2005	$528
2006	$528

NOTE E - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 2002 and 2001.

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Three months ended March 31, 2002
Basic EPS net income	$8,608	12,350	$0.70

Effect of dilutive securities	—	284

Diluted EPS	$8,608	12,634	$0.68

Three months ended March 31, 2001
Basic EPS net income	$5,843	11,788	$0.50

Effect of dilutive securities	—	239

Diluted EPS	$5,843	12,027	$0.49

NOTE F—SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three months ended March 31, 2002:
Interest income	$—	$251	$424	$—	$43,339	$(18)	$(39)	$43,957
Interest expenses		39	161	1	16,382	336	(39)	16,880

Net interest income		212	263	(1)	26,957	(354)		27,077
Provision for loan losses					1,270			1,270
Noninterest income	3,081	2,808	2,446	527	4,365			13,227
Noninterest expense	2,277	2,672	1,437	606	18,356	1,107		26,455

Net income before tax	$804	$348	$1,272	$(80)	$11,696	$(1,461)	$—	$12,579

Three months ended March 31, 2001:
Interest income	$—	$706	$178	$5	$45,511	$(12)	$(563)	$45,825
Interest expenses		220	137	3	25,235	454	(563)	25,486

Net interest income		486	41	2	20,276	(466)		20,339
Provision for loan losses					593			593
Noninterest income	3,706	2,382	1,358	515	3,835	11		11,807
Noninterest expense	2,694	2,243	902	503	14,813	1,804		22,959

Net income before tax	$1,012	$625	$497	$14	$8,705	$(2,259)	$—	$8,594

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

This information should be read in conjunction with Alabama National’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001.

Performance Overview

Alabama National’s net income for the three month period ended March 31, 2002 (the “2002 three months”) was $8.61 million compared to $5.84 million for the three months ended March 31, 2001 (the “2001 three months”). Net income per diluted common share for the 2002 three months and the 2001 three months was $0.68 and $0.49, respectively. Excluding after tax merger-related charges relating to the Peoples State Bank merger during the 2001 three months, Alabama National’s net operating earnings increased $1.98 million, or 30.0% during the 2002 three months, and net operating earnings per diluted common share for the 2002 three months and the 2001 three months was $0.68 and $0.55, respectively, an increase of 23.7%.

The annualized return on average assets for Alabama National was 1.21% and 0.98% for the 2002 three months and the 2001 three months, respectively. On an operating basis, the annualized return on average equity was 1.21% and 1.12% for the 2002 three months and the 2001 three months, respectively. The annualized return on average stockholders’ equity increased for the 2002 three months to 16.35%, as compared to 13.48% for the 2001 three months. On an operating basis, the annualized return on average stockholders’ equity increased for the 2002 three months to 16.35%, as compared to 15.28% for the 2001 three months. Book value per share at March 31, 2002 was $17.22, an increase of $0.38 from year-end 2001. Tangible book value per share at March 31, 2002 was $15.66, an increase of $0.35 from year-end 2001. Alabama National paid cash dividends totaling $0.25 on common shares during the 2002 three months, compared to $0.23 paid on common shares during the 2001 three months.

Net Income

The principal reasons for the increase in net income during the 2002 three months was the growth in net interest income and increased revenue from noninterest income business lines. Net interest income in the 2002 three months totaled $27.1 million, compared to $20.3 million during the 2001 three months, an increase of $6.7 million, or 33.1%. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Noninterest income in the 2002 three months totaled $13.2 million, compared to $11.8 million during the 2001 three months, an increase of $1.4 million, or 12.0%. The increased net interest income and noninterest income were offset by an increase in noninterest expense of $3.5 million to $26.5 million for the 2002 three months, compared with $23.0 million for the 2001 three months, an increase of 15.2%.

Average earning assets for the 2002 three months increased by approximately $457.1 million as compared to the 2001 three months, as average interest-bearing liabilities increased $402.8 million. The average taxable equivalent rate earned on assets was 6.76% for the 2002 three months compared to 8.50% for the 2001 three months. The average rate paid on interest-bearing liabilities was 2.93% for the 2002 three months compared to 5.34% for the 2001 three months. The reduction in each of these rates reflects the effects of rate cuts by the Federal Reserve Bank during 2001. The net interest margin for the 2002 three months was 4.14%, compared to 3.75% for the 2001 three months. The increased net interest margin is due to Alabama National’s ability to support its interest earning asset growth with lower cost liabilities due to the effects of rate cuts by the Federal Reserve Bank throughout 2001. The net interest margin increased 12 basis points during the 2002 three months as compared the fourth quarter 2001’s net interest margin of 4.02%. Management anticipates the net interest margin to stabilize at current levels, absent any additional rate reductions by the Federal Reserve or significant changes in the general interest rate environment.

The following table depicts, on a taxable equivalent basis for the 2002 and 2001 three months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
(Amounts in thousands, except yields and rates)

	Three months ended March 31,
	2002			2001
	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Assets:
Earning assets:
Loans (1) (3)	$2,008,617	$35,030	7.07%	$1,730,094	$38,344	8.99%
Securities:
Taxable	561,163	8,351	6.04	380,464	6,379	6.80
Tax exempt	32,065	602	7.61	30,281	574	7.69
Cash balances in other banks	7,649	41	2.17	6,577	69	4.25
Funds sold	44,200	200	1.84	48,864	693	5.75
Trading account securities	1,218	15	4.99	1,574	26	6.70

Total earning assets (2)	2,654,912	44,239	6.76	2,197,854	46,085	8.50

Cash and due from banks	95,123			81,501
Premises and equipment	62,987			52,127
Other assets	113,201			99,800
Allowance for loan losses	(29,267)			(22,635)

Total assets	$2,896,956			$2,408,647

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$389,228	1,296	1.35	$291,564	2,434	3.39
Savings deposits	395,751	1,445	1.48	307,153	2,722	3.59
Time deposits	1,034,979	10,364	4.06	965,129	15,092	6.34
Funds purchased	238,725	935	1.59	189,982	2,636	5.63
Other short-term borrowings	70,902	399	2.28	42,708	689	6.54
Long-term debt	209,355	2,441	4.73	139,566	1,913	5.56

Total interest-bearing liabilities	2,338,940	16,880	2.93	1,936,102	25,486	5.34

Demand deposits	299,284			244,615
Accrued interest and other liabilities	45,270			52,121
Stockholders’quity	213,462			175,809

Total liabilities and stockholders’ equity	$2,896,956			$2,408,647

Net interest spread			3.83%			3.16%

Net interest income/margin on a taxable equivalent basis		27,359	4.18%		20,599	3.80%

Tax equivalent adjustment (2)		282			260

Net interest income/margin		$27,077	4.14%		$20,339	3.75%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for |Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $1,217,000 and $1,061,000 are included in interest and fees on loans for the three months ended March 31, 2002 and 2001, respectively.

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2002 three months compared to the 2001 three months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Amounts in thousands)

	Three Months Ended March 31,
	2002 Compared to 2001 Variances Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans	$27,130	$(30,444)	$(3,314)
Securities:
Taxable	6,278	(4,306)	1,972
Tax exempt	65	(37)	28
Cash balances in other banks	61	(89)	(28)
Funds sold	(61)	(432)	(493)
Trading account securities	(5)	(6)	(11)

Total interest income	33,468	(35,314)	(1,846)
Interest-bearing liabilities:
Interest-bearing transaction accounts	3,847	(4,985)	(1,138)
Savings and money market deposits	3,847	(5,124)	(1,277)
Time deposits	6,581	(11,309)	(4,728)
Funds purchased	3,595	(5,296)	(1,701)
Other short-term borrowings	1,686	(1,976)	(290)
Long-term debt	2,191	(1,663)	528

Total interest expense	21,747	(30,353)	(8,606)

Net interest income on a taxable equivalent basis	$11,721	$(4,961)	6,760

Taxable equivalent adjustment			(22)

Net interest income			$6,738

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, and the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $1.3 million for the 2002 three months, compared to $0.6 million recorded in the 2001 three months. The increased provision during the 2002 three months is attributable to an increase in potential problem loans, an increase in nonperforming loans and growth in the loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.47% at March 31, 2002, compared to 1.45% at December 31, 2001.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2002 three months was $13.2 million, compared to $11.8 million for the 2001 three months, an increase of 12.0%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, and fees relating to the origination and sale of mortgage loans. Service charges on deposits were $2.7 million in the 2002 three months, compared to $2.2 million in the 2001 three months, an increase of 22.9%. This increase is primarily attributable to the acquisition of Farmers National Bank during the fourth quarter of 2001. Revenue from the investment division totaled $3.1 million in the 2002 three months, a decrease of $0.6 million, or 16.9%, as compared to $3.7 million recorded in the 2001 three months. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers that include correspondent community banks and corporate customers. The securities brokerage and trust division revenue increased 17.9%, to $2.8 million in the 2002 three months, compared to $2.4 million for the 2001 three months. This increase is attributable to continued expansion in the number of customers and total customer assets under management by the securities brokerage and trust division, as well as an increase in the number of registered representatives. Fees generated from the origination and sale of mortgages increased to $2.4 million for the 2002 three months from $1.3 million in the 2001 three months, representing an 83.5% increase. This increase is primarily a result of declining interest rates and the impact the interest rate environment has on refinancing and new mortgage origination activity. Other noninterest income for the 2002 three months decreased slightly from the $1.1 million recorded for the 2001 three months.

Noninterest expense was $26.5 million for the 2002 three months, compared to $23.0 million for the 2001 three months. The 2001 three months balance includes $997,000 of merger-related charges associated with the acquisition of Peoples State Bank. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $13.4 million for the 2002 three months, compared to $11.3 million for the 2001 three months. The 2002 three months includes the salaries and employee benefit expense for Farmers National Bank of Opelika which was acquired during the fourth quarter of 2001 and accounted for as a purchase transaction. Also contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines and merit compensation increases. Commission based compensation was $3.4 million for the 2002 three months compared to $3.0 million for the 2001 three months. The increase in commission based compensation is attributable to increased production in the mortgage and securities brokerage and trust divisions, as a significant portion of the compensation in these divisions is production based. Net occupancy expenses increased $236,000, or 9.3%, during the 2002 three months. A majority of this increase is due to the effect of the Farmers National acquisition. Other noninterest expense increased to $6.6 million in the 2002 three months, compared with $5.8 million in the 2001 three months.

Income tax expense was $4.0 million for the 2002 three months, compared to $2.8 million for the 2001 three months. The effective tax rates for the 2002 three months and 2001 three months were 31.6% and 32.0%, respectively. The decrease in the effective tax rate for the 2002 three months is due to merger-related charges that are not deductible for federal or state taxes that occurred during the 2001 three months. These effective tax rates are also impacted by other items of income and expense that are not subject to federal or state taxation.

Earning Assets

Loans comprised the largest single category of Alabama National’s earning assets on March 31, 2002. Loans, net of unearned income, were $2.01 billion, or 68.2% of total assets at March 31, 2002, compared to $1.96 billion, or 69.1% at December 31, 2001. Loans grew $47.0 million, or 2.4%, during the 2002 three months. The following table details the composition of the loan portfolio by category at the dates indicated:

COMPOSITION OF LOAN PORTFOLIO
(Amounts in thousands, except percentages)

	March 31, 2002		December 31, 2001
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$249,959	12.42%	$247,613	12.59%
Real estate:
Construction	243,606	12.10	231,369	11.76
Mortgage—residential	553,989	27.51	546,730	27.80
Mortgage—commercial	659,987	32.78	637,575	32.42
Mortgage—other	5,996.30		5,645.29
Consumer	85,831	4.26	82,909	4.22
Lease financing receivables	76,805	3.81	73,924	3.76
Securities brokerage margin loans	13,987.69		16,302.83
Other	123,342	6.13	124,564	6.33

Total gross loans	2,013,502	100.00%	1,966,631	100.00%

Unearned income	(2,340)		(2,462)

Total loans, net of unearned income	2,011,162		1,964,169
Allowance for loan losses	(29,613)		(28,519)

Total net loans	$1,981,549		$1,935,650

The carrying value of investment securities increased $12.9 million in the 2002 three months. During the 2002 three months, Alabama National purchased $39.6 million of investment securities and received $26.7 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale increased $19.3 million in the 2002 three months. During the 2002 three months, purchases of available for sale securities totaled $81.6 million and maturities, calls, and sales of available for sale securities totaled $60.7 million. Unrealized losses on available for sale securities totaled $1.1 million net of income taxes during the 2002 three months.

Trading account securities, which had a balance of zero at March 31, 2002, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $33.2 million at March 31, 2002 and $32.2 million at December 31, 2001.

Deposits and Other Funding Sources

Deposits increased $112.5 million from December 31, 2001, to $2.18 billion at March 31, 2002. All categories of deposits experienced growth during the 2002 three months. At March 31, 2002, deposits included $64.0 million of brokered time deposits, compared to $39.0 million at December 31, 2001.

Federal funds purchased and securities sold under agreements to repurchase totaled $222.6 million at March 31, 2002, a decrease of $17.5 million from December 31, 2001. The treasury, tax and loan account decreased to $0.7 million at March 31, 2002, compared with $3.5 million at December 31, 2001. Short-term borrowings at March 31, 2002 totaled $91.1 million, including a note payable to a third party bank of $19.1 million and advances from the Federal Home Loan Bank (“FHLB”) totaling $72.0 million.

Alabama National’s short-term borrowings at March 31, 2002 and December 31, 2001 are summarized as follows:

SHORT-TERM BORROWINGS
(Amounts in thousands)

	March 31, 2002	December 31, 2001
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 2.65% and 2.68125% at March 31, 2002 and December 31, 2001, respectively; collateralized by the Company's stock in subsidiary banks	$19,100	$16,350

FHLB debt due at various maturities ranging from May 30, 2002 through February 11, 2003; bearing interest at fixed and variable rates ranging from 2.17% to 5.0275% and 2.17% to 2.53% at March 31, 2002 and December 31, 2001, respectively; collateralized by FHLB stock and certain first mortgages. The increase from December 31, 2001 resulted from a $25 million note being classified as long-term at December 31, 2001	72,000	47,000

FHLB open ended note payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.83% at December 31, 2001; collateralized by FHLB stock and certain first mortgage loans. This note was repaid during the first quarter of 2002		5,000

Total short-term borrowings	$91,100	$68,350

Alabama National’s long-term debt at March 31, 2002 and December 31, 2001 is summarized as follows:

LONG-TERM DEBT
(Amounts in thousands)

	March 31, 2002	December 31, 2001
FHLB debt due at various maturities ranging from November 5, 2003 through November 7, 2011; bearing interest at fixed rates ranging from 3.31% to 6.00% at March 31, 2002 and December 31, 2001; convertible at the option of the FHLB at dates ranging from April 7, 2002 to November 7, 2006; collateralized by FHLB stock, certain first mortgage loans and pledged available for sale securities	169,000	169,000

FHLB debt due February 11, 2003; interest rate varies with LIBOR and was 5.3275% at December 31, 2001; collateralized by FHLB stock and certain first mortgage loans. At March 31, 2002, note was classified as short-term		25,000

Trust preferred securities due December 18, 2031; rate varies with LIBOR and was 5.59% and 5.60% at March 31, 2002 and December 31, 2001, respectively	15,000	15,000

Various notes payable	559	554

Capital leases payable	72	77

	$184,631	$209,631

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At March 31, 2002, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

At March 31, 2002, nonperforming assets totaled $9.6 million, compared to $9.2 million at year-end 2001. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.48% at March 31, 2002, compared to 0.47% at December 31, 2001. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS
(Amounts in thousands, except percentages)

	March 31, 2002	December 31, 2001
Nonaccrual loans	$7,978	$7,563
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	7,978	7,563
Other real estate owned	1,633	1,680

Total nonperforming assets	$9,611	$9,243

Allowance for loan losses to period-end loans	1.47%	1.45%
Allowance for loan losses to period-end nonperforming loans	371.18	377.09
Allowance for loan losses to period-end nonperforming assets	308.12	308.55
Net charge-offs to average loans	0.04	0.09
Nonperforming assets to period-end loans and other real estate owned	0.48	0.47
Nonperforming loans to period-end loans	0.40	0.39

Net loan charge-offs for the 2002 three months totaled $176,000, or 0.04% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.47% at March 31, 2002, compared to 1.45% at December 31, 2001. The following table analyzes activity in the allowance for loan losses for the 2002 three months.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
For the Three Months Ended March 31, 2002
(Amounts in thousands, except percentages)

Allowance for loan losses at beginning of period	$28,519
Charge-offs:
Commercial, financial and agricultural	246
Real estate—mortgage	375
Consumer	255

Total charge-offs	876

Recoveries:
Commercial, financial and agricultural	381
Real estate—mortgage	195
Consumer	124

Total recoveries	700

Net charge-offs	176

Provision for loan losses	1,270

Allowance for loan losses at end of period	$29,613

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 2002, to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Interest Rate Sensitivity

Alabama National monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by Alabama National is simulation analysis, which technique is augmented by “gap” analysis.

In simulation analysis, Alabama National reviews each individual asset and liability category and its projected behavior in various different interest rate environments. These projected behaviors are based upon management’s past experiences and upon current competitive environments, including the various environments in the different markets in which Alabama National competes. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output a projection of net interest income. Alabama National also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models. See Market Risk.

Another technique used by Alabama National in interest rate management is the measurement of the interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.

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

The following table illustrates Alabama National’s interest rate sensitivity at March 31, 2002, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
(Amounts in thousands, except ratios)

	March 31, 2002
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$948,976	$252,030	$407,547	$415,449	$2,024,002
Securities (2)	69,274	92,910	225,262	196,080	583,526
Trading securities	—	—	—	—	—
Interest-bearing deposits in other banks	25,084	—	—	—	25,084
Funds sold	33,213	—	—	—	33,213

Total interest-earning assets	$1,076,547	$344,940	$632,809	$611,529	$2,665,825

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$141,438	$—	$—	$269,859	$411,297
Savings and money market deposits	165,379	—	—	222,201	387,580
Time deposits (3)	324,143	536,354	168,982	30,770	1,060,249
Funds purchased	222,570	—	—	—	222,570
Short-term borrowings (4)	88,100	3,000			91,100
Long-term debt	94,208	59,012	10,035	22,036	185,291

Total interest-bearing liabilities	$1,035,838	$598,366	$179,017	$544,866	$2,358,087

Period gap	$40,709	$(253,426)	$453,792	$66,663

Cumulative gap	$40,709	$(212,717)	$241,075	$307,738	$307,738

Ratio of cumulative gap to total earning assets	1.53%	-7.98%	9.04%	11.54%

(1)	Excludes nonaccrual loans of $7,978,000
(2)	Excludes available for sale equity securities of $16,396,000
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Includes treasury, tax and loan account of $660,000

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive through the one year time frame, except for the zero through three month period. However, Alabama National’s gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National’s true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Alabama National’s earnings are dependent on its net interest income which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and rates. Alabama National’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National’s balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At March 31, 2002, mortgage backed securities with a carrying value of $474.2 million, or 16.1% of total assets and essentially every loan, net of unearned income, (totaling $2.01 billion, or 68.2% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $2.18 billion, or 73.9%, of total assets at March 31, 2002. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Due to the current low interest rate environment, Alabama National’s net interest income would decrease significantly if prevailing interest rates were to further decrease 100 or 200 basis points. The current rates paid on interest-bearing accounts cannot decrease below zero, yet rates earned on loans can experience a decrease in the falling rate scenarios, and the interest rate spread would therefore compress. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results of the future impact of market risk on Alabama National’s net interest margin, may differ from that found in the table.

MARKET RISK
(Amounts in thousands)

	As of March 31, 2002		As of December 31, 2001
Change in Prevailing Interest Rates (1)	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount
+200 basis points	$118,776	4.83%	$117,465	5.47%
+100 basis points	117,730	3.91	115,562	3.76
0 basis points	113,299	—	111,375	—
-100 basis points	97,594	(13.86)	101,536	(8.83)
-200 basis points	91,404	(19.32)	96,871	(13.02)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan to deposit ratio was 92.3% at March 31, 2002, compared to 95.0% at year-end 2001. Alabama National’s liquid assets as a percentage of total deposits were 6.9% at March 31, 2002, compared to 5.9% at year-end 2001. At March 31, 2002, Alabama National had unused federal funds lines of approximately $140.7 million, unused lines at the Federal Home Loan Bank of $231.2 million and an unused credit line with a third party bank of $15.9 million. Alabama National also has access to approximately $153.8 million via a credit facility with the Federal Reserve Bank of Atlanta. At March 31, 2002 and year-end 2001 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $4.8 million from December 31, 2001, to $212.7 million at March 31, 2002. This increase was attributable to the following components (in thousands):

Net income	$8,608
Dividends	(3,088)
Issuance of stock from treasury	46
Additional paid in capital related to stock based compensation	324
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(1,071)

Net increase	$4,819

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at March 31, 2002. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 2002:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	9.88%	11.13%	7.27%
National Bank of Commerce of Birmingham	10.47	11.72	7.60
Alabama Exchange Bank	13.21	14.46	7.33
Bank of Dadeville	12.01	13.26	7.87
Citizens & Peoples Bank, N.A.	9.69	10.94	7.33
Community Bank of Naples, N.A.	9.57	10.82	6.95
First American Bank	9.39	10.65	7.54
First Citizens Bank	13.93	15.10	7.19
First Gulf Bank	10.40	11.65	7.35
Georgia State Bank	11.94	13.13	7.37
Public Bank	9.56	10.71	7.83
Peoples State Bank	10.61	11.86	7.45
Required minimums	4.00	8.00	4.00

Item 3— Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk”.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 3.1—Restated Certificate of Incorporation

Exhibit 3.2—Bylaws (filed as an Exhibit to Alabama National’s Registration Statement on Form S-1 (Commission File
No. 33-83800) and incorporated herein by reference).

Exhibit 11—Computation of Earnings Per Share

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: May 10, 2002	/s/ JOHN H. HOLCOMB, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: May 10, 2002	/s/ WILLIAM E. MATTHEWS, V.
William E. Matthews, V., its Executive Vice President and Chief Financial Officer