Form 10-Q
period 2002-06-30
ALABAMA NATIONAL BANCORPORATION
filed 2002-08-13
CIK 926966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25160

ALABAMA NATIONAL BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	63-1114426 (I.R.S. Employer Identification No.)

1927 First Avenue North, Birmingham, Alabama 35203-4009
(Address of principal executive office)

Registrant’s telephone number, including area code: (205) 583-3600

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2002
Common Stock, $1.00 Par Value	12,363,825

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share amounts)

	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$91,436	$78,262
Interest-bearing deposits in other banks	10,580	10,813
Investment securities (market value $278,947 and $234,808, respectively)	275,572	234,766
Securities available for sale	381,292	332,922
Trading securities	—	1,341
Federal funds sold and securities purchased under resell agreements	74,367	32,241
Loans held for sale	20,833	36,554
Loans	2,079,566	1,966,631
Unearned income	(2,488)	(2,462)

Loans, net of unearned income	2,077,078	1,964,169
Allowance for loan losses	(30,680)	(28,519)

Net loans	2,046,398	1,935,650
Property, equipment and leasehold improvements, net	66,167	60,821
Goodwill	15,325	14,813
Intangible assets	4,103	4,062
Cash surrender value of life insurance	54,632	53,171
Receivable from investment division customers	46,393	16,551
Other assets	57,250	31,500

Totals	$3,144,348	$2,843,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$336,454	$306,319
Interest bearing	1,881,600	1,760,440

Total deposits	2,218,054	2,066,759
Federal funds purchased and securities sold under repurchase agreements	340,801	240,060
Treasury, tax and loan accounts	1,267	3,490
Short-term borrowings	72,100	68,350
Payable for securities purchased for investment division customers	46,393	16,428
Accrued expenses and other liabilities	60,156	30,863
Long-term debt	184,081	209,631

Total liabilities	2,922,852	2,635,581
Common stock, $1 par, 27,500,000 and 17, 500,500 shares authorized at June 30, 2002 and December 31, 2001, respectively; 12,424,544 share issued at June 30, 2002 and December 31, 2001	12,425	12,425
Additional paid-in capital	104,436	103,624
Retained earnings	103,521	92,866
Treasury stock at cost, 62,145 and 77,476 shares at June 30, 2002 and December 31, 2001, respectively	(1,674)	(2,087)
Accumulated other comprehensive income, net of tax	2,788	1,058

Total stockholders’ equity	221,496	207,886

Totals	$3,144,348	$2,843,467

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	For the three months ended June 30,
	2002	2001
Interest income:
Interest and fees on loans	$35,590	$37,539
Interest on securities	8,760	6,874
Interest on deposits in other banks	43	169
Interest on trading securities	14	33
Interest on Federal funds sold and securities purchased under resell agreements	185	592

Total interest income	44,592	45,207

Interest expense:
Interest on deposits	12,488	19,205
Interest on Federal funds purchased and securities sold under repurchase agreements	998	2,406
Interest on long and short-term borrowings	2,807	2,443

Total interest expense	16,293	24,054

Net interest income	28,299	21,153
Provision for loan losses	1,211	701

Net interest income after provision for loan losses	27,088	20,452

Noninterest income:
Securities gains	5	—
Gain (loss) on disposition of assets	(51)	15
Service charges on deposit accounts	2,889	2,339
Investment services income	2,578	2,806
Securities brokerage and trust income	3,122	2,163
Origination and sale of mortgage loans	2,145	1,932
Bank owned life insurance	752	556
Insurance commissions	622	457
Other	1,304	1,140

Total noninterest income	13,366	11,408

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)
(In thousands, except per share data)

	For the three months ended June 30,
	2002	2001
Noninterest expense:
Salaries and employee benefits	14,325	10,785
Commission based compensation	3,547	2,820
Occupancy and equipment expenses	2,864	2,454
Amortization of intangibles	191	289
Other	6,659	5,341

Total noninterest expense	27,586	21,689

Income before provision for income taxes	12,868	10,171
Provision for income taxes	4,086	3,195

Net income	$8,782	$6,976

Net income per common share (basic)	$.71	$.59

Weighted average common shares outstanding (basic)	12,359	11,821

Net income per common share (diluted)	$.69	$.58

Weighted average common and common equivalent shares outstanding (diluted)	12,657	12,089

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the six months ended June 30,
	2002	2001
Interest income:
Interest and fees on loans	$70,543	$75,818
Interest on securities	17,508	13,632
Interest on deposits in other banks	84	238
Interest on trading securities	29	59
Interest on Federal funds sold and securities purchased under resell agreements	385	1,285

Total interest income	88,549	91,032
Interest expense:
Interest on deposits	25,593	39,453
Interest on Federal funds purchased and securities sold under repurchase agreements	1,933	5,042
Interest on long and short-term borrowings	5,647	5,045

Total interest expense	33,173	49,540

Net interest income	55,376	41,492
Provision for loan losses	2,481	1,294

Net interest income after provision for loan losses	52,895	40,198
Noninterest income:
Securities gains	35	—
Gain (loss) on disposition of assets	(184)	36
Service charges on deposit accounts	5,611	4,554
Investment services income	5,659	6,512
Securities brokerage and trust income	5,930	4,545
Origination and sale of mortgage loans	4,558	3,247
Bank owned life insurance	1,465	1,104
Insurance commissions	1,149	972
Other	2,370	2,245

Total noninterest income	26,593	23,215

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)
(In thousands, except per share data)

	For the six months ended June 30,
	2002	2001
Noninterest expense:
Salaries and employee benefits	27,753	22,076
Commission based compensation	6,987	5,864
Occupancy and equipment expenses	5,632	4,986
Amortization of intangibles	375	569
Other	13,294	11,153

Total noninterest expense	54,041	44,648

Income before provision for income taxes	25,447	18,765
Provision for income taxes	8,057	5,946

Net income	$17,390	$12,819

Net income per common share (basic)	$1.41	$1.09

Weighted average common shares outstanding (basic)	12,354	11,805

Net income per common share (diluted)	$1.38	$1.06

Weighted average common and common equivalent shares outstanding (diluted)	12,644	12,080

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	For the three months ended June 30,
	2002	2001
Net income	$8,782	$6,976
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	4,265	(79)
Less: Reclassification adjustment for net gains included in net income	35	—

Other comprehensive income (loss), before tax	4,230	(79)
Provision for income taxes related to items of other comprehensive income	1,429	4

Other comprehensive income (loss), net of tax	2,801	(83)

Comprehensive income	$11,583	$6,893

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the six months ended June 30,
	2002	2001
Net income	$17,390	$12,819
Other comprehensive income:
Unrealized gains on securities available for sale	2,745	3,968
Less: Reclassification adjustment for net gains included in net income	35	—

Other comprehensive income, before tax	2,710	3,968
Provision for income taxes related to items of other comprehensive income	980	1,386

Other comprehensive income, net of tax	1,730	2,582

Comprehensive income	$19,120	$15,401

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the six months ended June 30
	2002	2001
Net cash flows provided by operating activities	$25,601	$24,592
Cash flows from investing activities:
Proceeds from maturities of investment securities	54,024	16,838
Purchases of investment securities	(94,768)	(93,272)
Purchases of securities available for sale	(240,958)	(77,220)
Proceeds from sale of securities available for sale	14,808	—
Proceeds from maturities of securities available for sale	180,593	115,366
Net decrease (increase) in interest bearing deposits in other banks under resell agreements	233	(15,283)
Net increase in Federal funds sold and securities purchased	(42,126)	(8,638)

Net increase in loans	(98,532)	(94,021)
Purchases of property, equipment and leasehold improvements	(7,611)	(2,934)
Premiums returned for bank-owned life insurance.	—	791
Purchase acquisitions	(400)	—
Proceeds from sale of other real estate owned	548	1,175
Proceeds from sale of property, equipment and leasehold improvements	106	52

Net cash used in investing activities	(234,083)	(157,146)

Cash flows from financing activities:
Net increase in deposits	151,295	61,357
Increase in Federal funds purchased and securities sold under agreements to repurchase	100,741	94,290
Net (decrease) increase in short and long-term borrowings and capital leases	(24,023)	14,489
Exercise of stock options and stock based compensation	(172)	245
Changes incidental to merger	(7)	(10)
Dividends on common stock	(6,178)	(5,434)

Net cash provided by financing activities	221,656	164,937

Increase in cash and cash equivalents	13,174	32,383
Cash and cash equivalents, beginning of period	78,262	80,476

Cash and cash equivalents, end of period	$91,436	$112,859

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$1,024	$1,307

Adjustment to market value of securities available for sale, net of deferred income taxes	$1,730	$2,582

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2001.

NOTE B—COMMITMENT AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition. As of June 30, 2002, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $567.8 million. A majority of these commitments expire within one year.

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

Alabama National adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of SFAS No.142 is expected to result in an increase in net income of approximately $521,000 for the year ended December 31, 2002, as compared with 2001 due to the cessation of goodwill amortization. Under the transitional provisions of SFAS No. 142, Alabama National identified its reporting units and performed impairment tests on the net goodwill associated with each of the reporting units. The testing resulted in no impairment losses to any recorded goodwill.

The recorded amount of goodwill increased during the first quarter of 2002 from $14.8 million at December 31, 2001, to $15.3 million at March 31, 2002, and was unchanged during the second quarter of 2002. The increase during the first quarter was attributable to items related to the fourth quarter acquisition of Farmers National Bank of Opelika.

The following table details the impact of the nonamortization of goodwill on net income for the periods indicated (amounts in thousands, except per share data):

	For the three months ended June 30		For the six months ended June 30
	2002	2001	2002	2001
Net Income:
Reported net income	$8,782	$6,976	$17,390	$12,819
Add back:
Goodwill amortization, net of taxes	—	123	—	241

Net income excluding goodwill amortization, net of taxes	$8,782	$7,099	$17,390	$13,060

Basic net income per common share:
Reported net income	$0.71	$0.59	$1.41	$1.09
Add back:
Goodwill amortization, net of taxes	—	0.01	—	0.02

Net income excluding goodwill amortization, net of taxes	$0.71	$0.60	$1.41	$1.11

Weighted average shares outstanding (basic)	12,359	11,821	12,354	11,805

Diluted net income per common share:
Reported net income	$0.69	$0.58	$1.38	$1.06
Add back:
Goodwill amortization, net of taxes	—	0.01	—	0.02

Net income excluding goodwill amortization, net of taxes	$0.69	$0.59	$1.38	$1.08

Weighted average shares outstanding (diluted)	12,657	12,089	12,644	12,080

Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Alabama National’s intangible assets consist of core deposit intangibles and customer lists associated with the acquisition of an insurance agency and each are considered to have finite lives. The gross carrying amount of amortizable intangible assets as of June 30, 2002, was $7.4 million with a balance of $3.3 million in accumulated amortization. As a result of adoption of the Statements, there have been no changes to amortizable lives or methods for intangible assets that have finite useful lives. The amortization of intangible assets for the three months ended June 30, 2002 and 2001 was $190,000 and $157,000, respectively. The amortization of intangible assets for the six months ended June 30, 2002 and 2001 was $374,000 and $315,000, respectively. The estimated amortization expense (assuming no activities, such as acquisitions, which would result in additional amortizable intangible assets) for each of the five succeeding fiscal years is as follows (amounts in thousands):

For the year ended December 31,
2002	$ 793
2003	$ 833
2004	$ 782
2005	$ 742
2006	$ 721

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.    This Statement applies to legal obligations associated with retirement of tangible long-lived assets. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not anticipate that the adoption of this Statement will have a material impact on Alabama National’s consolidated financial position or consolidated results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Alabama National adopted SFAS No. 144 effective January 1, 2002, and the adoption did not have a material impact on Alabama National’s consolidated financial position or consolidated results of operations.

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No 145 relates to the recording of losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary. Statement No. 145 is effective for fiscal years beginning on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a material impact on Alabama National’s consolidated financial position or consolidated results of operations.

Accounting for Asset Retirement Obligations

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not anticipate that the adoption of this Statement will have a material impact on Alabama National’s consolidated financial position or consolidated results of operations.

NOTE D—EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and six months ended June 30, 2002 and 2001.

	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
THREE MONTHS ENDED JUNE 30, 2002
Basic EPS net income	$8,782	12,359	$0.71

Effect of dilutive securities	—	298

Diluted EPS	$8,782	12,657	$0.69

THREE MONTHS ENDED JUNE 30, 2001
Basic EPS net income	$6,976	11,821	$0.59

Effect of dilutive securities	—	268

Diluted EPS	$6,976	12,089	$0.58

SIX MONTHS ENDED JUNE 30, 2002
Basic EPS net income	$17,390	12,354	$1.41

Effect of dilutive securities	—	290

Diluted EPS	$17,390	12,644	$1.38

SIX MONTHS ENDED JUNE 30, 2001
Basic EPS net income	$12,819	11,805	$1.09

Effect of dilutive securities	—	275

Diluted EPS	$12,819	12,080	$1.06

NOTE E—SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three months ended June 30, 2002:
Interest income	$—	$214	$277	$—	$44,155	$(23)	$(31)	$44,592
Interest expenses		30	111		15,841	342	(31)	16,293

Net interest income		184	166		28,314	(365)		28,299
Provision for loan losses					1,211			1,211
Noninterest income	2,578	3,122	2,196	622	4,848			13,366
Noninterest expense	2,089	3,011	1,515	672	18,560	1,739		27,586

Income (loss) before tax	$489	$295	$847	$(50)	$13,391	$(2,104)	$—	$12,868

Three months ended June 30, 2001:
Interest income	$—	$472	$357	$—	$44,471	$(13)	$(80)	$45,207
Interest expenses		76	235	1	23,459	363	(80)	24,054

Net interest income		396	122	(1)	21,012	(376)		21,153
Provision for loan losses					701			701
Noninterest income	2,806	2,163	1,933	457	4,040	9		11,408
Noninterest expense	2,197	2,217	1,079	472	14,183	1,541		21,689

Income (loss) before tax	$609	$342	$976	$(16)	$10,168	$(1,908)	$—	$10,171

Six months ended June 30, 2002:
Interest income	$—	$465	$701	$—	$87,494	$(41)	$(70)	$88,549
Interest expenses		69	272	1	32,223	678	(70)	33,173

Net interest income		396	429	(1)	55,271	(719)		55,376
Provision for loan losses					2,481			2,481
Noninterest income	5,659	5,930	4,642	1,149	9,213			26,593
Noninterest expense	4,366	5,683	2,952	1,278	36,916	2,846		54,041

Income (loss) before tax	$1,293	$643	$2,119	$(130)	$25,087	$(3,565)	$—	$25,447

Six months ended June 30, 2001:
Interest income	$—	$1,178	$535	$5	$89,641	$(25)	$(302)	$91,032
Interest expenses		296	372	4	48,353	817	(302)	49,540

Net interest income		882	163	1	41,288	(842)		41,492
Provision for loan losses					1,294			1,294
Noninterest income	6,512	4,545	3,291	972	7,875	20		23,215
Noninterest expense	4,891	4,460	1,981	975	29,622	2,719		44,648

Income (loss) before tax	$1,621	$967	$1,473	$(2)	$18,247	$(3,541)	$—	$18,765

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

Critical Accounting Policies and Estimates

Alabama National’s accounting policies are critical to understanding the results of operations as reported in the consolidated financial statements. Significant accounting policies utilized by Alabama National are discussed in more detail in the notes to the consolidated financial statements appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001.

Some of the more complex technical accounting policies require management to make significant estimates and judgments that affect the valuation of reported assets and liabilities, including associated revenues, expenses, and disclosure. The following briefly describes the more complex policies involving a significant amount of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

Alabama National records estimated probable incurred credit losses in the loan and lease portfolios as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting the amount Alabama National’s allowance for loan losses methodology and estimates include judgments about: credit worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of probable incurred losses. Under different conditions or using different assumptions, the actual amount of credit losses ultimately confirmed by Alabama National may be different than management’s estimates provided in the consolidated financial statements.

For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to Alabama National’s consolidated financial statements included in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001.

Other

There are other complex accounting standards that require Alabama National to employ significant judgment in interpreting and applying certain of the principles proscribed by those standards. These judgments include, but are not limited to, determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with SFAS No. 133, the accounting for a transfer of financial assets and extinguishments of liabilities in accordance with SFAS No. 140, and the determination of asset impairment, including when such impairment is other-than-temporary. For a more complete discussion of the accounting policies see Note 1 to Alabama National’s consolidated financial statements included in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001.

Performance Overview

Alabama National’s net income was $8.8 million for the second quarter of 2002 (the “2002 second quarter”), compared to $7.0 million for the second quarter of 2001 (the “2001 second quarter”). Net income for the six months ended June 30, 2002 (the “2002 six months”) was $17.4 million, compared to $12.8 million for the six months ended June 30, 2001 (the “2001 six months”). Net income per diluted common share for the 2002 and 2001 second quarters was $0.69 and $0.58, respectively. For the 2002 six months, net income per diluted common share was $1.38, compared to $1.06 for the 2001 six months. Net income for the 2001 six months, excluding after tax merger-related charges of $781,000 relating to the Peoples State Bank merger, totaled $12.8 million (“Adjusted 2001 Net Income”). Net income for the 2002 six months increased $3.8 million, or 27.9%, as compared to Adjusted 2001 Net Income. Income per diluted common share increased 22.2% to $1.38, as compared to Adjusted 2001 Net Income per diluted common share of $1.13.

The annualized return on average assets for Alabama National was 1.19% for the 2002 second quarter, compared to 1.12% for the 2001 second quarter. The annualized return on average assets for Alabama National was 1.20% for the 2002 six months, compared to 1.06% for the 2001 six months. The annualized return on average stockholders’ equity increased for the 2002 second quarter to 16.09%, as compared to 15.43% for the 2001 second quarter. The annualized return on average stockholders’ equity increased for the 2002 six months to 16.22%, as compared to 14.48% for the 2001 six months. On an operating basis (excluding Peoples State Bank merger-related charges), the annualized return on average stockholders’ equity increased for the 2002 six months to 16.22%, as compared to 15.36% for the 2001 six months. Book value per share at June 30, 2002 was $17.92, an increase of $1.08 from year-end 2001. Tangible book value per share at June 30, 2002 was $16.35, an increase of $1.04 from year-end 2001. Alabama National declared cash dividends totaling $0.50 on common shares during the 2002 six months, compared to $0.46 declared on common shares during the 2001 six months.

Net Income

Alabama National experienced a significant increase in net interest income and noninterest income for each of the 2002 second quarter and the 2002 six months, compared to the same periods in 2001. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Net interest income increased by $7.1 million, or 33.8%, to $28.3 million during the 2002 second quarter. Net interest income increased to $55.4 million during the 2002 six months, from $41.5 million during the 2001 six months, representing an increase of $13.9 million, or 33.5%. The increased net interest income in each of these periods, as described in more detail below, is attributable to the repricing of interest bearing liabilities during the fourth quarter of 2001 and the first six months of 2002. During the 2002 second quarter noninterest income totaled $13.4 million, compared to $11.4 million in the 2001 second quarter, an increase of 17.2%. During the 2002 six months Alabama National recorded noninterest income of $26.6 million, compared to $23.2 million during the 2001 six months, an increase of 14.6%. The increase in noninterest income in each of these periods is attributable to increased revenue from both the mortgage division and the securities brokerage and trust division. Service charges on deposit accounts also increased during each period of 2002. The increases in noninterest income and net interest income were offset by increases in noninterest expense of $5.9 million, to $27.6 million for the 2002 second quarter, and $9.4 million, to $54.0 million for the 2002 six months, compared to $21.7 million and $44.6 million, respectively, for the same periods in 2001. The net income for the 2001 six months includes after-tax merger-related charges relating to the Peoples State Bank merger totaling $781,000. These charges on a pre-tax basis consist of approximately $135,000 in legal and accounting fees, $385,000 in employment-related expenses, $300,000 in advisory fees/commissions, $121,000 in technology conversion charges, and $57,000 in other charges. These pre-tax charges increased noninterest expense for the 2001 six months by $997,000.

Average earning assets for the 2002 second quarter and six months increased by $440.7 million and $444.3 million, respectively, as compared to the same periods in 2001. Average interest-bearing liabilities increased by $384.2 million and $393.5 million during the 2002 second quarter and six months, respectively, as compared to the same periods in 2001. The average taxable equivalent rate earned on assets was 6.61% and 6.70% for the 2002 second quarter and 2002 six months, compared to 8.00% and 8.25% for the 2001 second quarter and 2001 six months, respectively. The average rate paid on interest-bearing liabilities was 2.74% and 2.83% for the 2002 second quarter and 2002 six months, respectively, compared to 4.83% and 5.08% for the 2001 second quarter and 2001 six months, respectively. The net interest margin was 4.17% and 4.16% for the 2002 second quarter and 2002 six months, respectively, compared to 3.72% and 3.74% for the 2001 second quarter and 2001 six months, respectively. The increased net interest margin is due to Alabama National’s ability to reprice most of its time deposits at a lower rate during the 2001 fourth quarter and the 2002 first six months. The Federal Reserve Bank reduced interest rates repeatedly during 2001, causing time deposits originated in a higher rate environment to be significantly higher than current rates. As those time deposits matured, the funds were either moved into transaction type deposit accounts or into another time deposit at the lower current rates. The result is that the company’s interest bearing liability costs fell more than its yield on earning assets. The net interest margin increased slightly (2 basis points) during the 2002 second quarter as compared the 2002 first quarter’s net interest margin of 4.15%. Management anticipates the net interest margin to remain stable at current levels, absent any additional rate reductions by the Federal Reserve or significant changes in the general interest rate environment.

The following tables depict, on a taxable equivalent basis for the 2002 and 2001 second quarter and six months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
(Amounts in thousands, except yields and rates)

	Six months ended June 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans(1)(3)	$2,043,512	$70,690	6.98%	$1,759,905	$75,964	8.70%
Securities:
Taxable	556,351	16,725	6.06	386,664	12,893	6.72
Tax exempt	31,749	1,186	7.53	29,689	1,120	7.61
Cash balances in other banks	7,948	84	2.13	11,939	238	4.02
Funds sold	42,934	385	1.81	49,215	1,285	5.27
Trading account securities	1,164	29	5.02	1,900	59	6.26

Total earning assets(2)	2,683,658	89,099	6.70	2,239,312	91,559	8.25

Cash and due from banks	90,344			81,911
Premises and equipment	65,656			51,993
Other assets	122,407			98,258
Allowance for loan losses	(29,921)			(22,815)

Total assets	$2,932,144			$2,448,659

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$395,582	2,645	1.35	$299,932	4,675	3.14
Savings deposits	392,538	2,838	1.46	311,536	5,303	3.43
Time deposits	1,054,005	20,110	3.85	959,284	29,475	6.20
Funds purchased	242,102	1,933	1.61	210,188	5,042	4.84
Other short-term borrowings	80,447	984	2.47	34,922	1,129	6.52
Long-term debt	196,679	4,663	4.78	152,030	3,916	5.19

Total interest-bearing liabilities	2,361,353	33,173	2.83	1,967,892	49,540	5.08

Demand deposits	308,528			253,567
Accrued interest and other liabilities	46,083			48,637
Stockholders' equity	216,180			178,563

Total liabilities and stockholders’ equity	$2,932,144			$2,448,659

Net interest spread			3.87%			3.17%

Net interest income/margin on a taxable equivalent basis		55,926	4.20%		42,019	3.78%

Tax equivalent adjustment(2)		550			527

Net interest income/margin		$55,376	4.16%		$41,492	3.74%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2,536,000 and $2,084,000 are included in interest and fees on loans for the six months ended June 30, 2002 and 2001, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
(Amounts in thousands, except yields and rates)

	Three months ended June 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans(1)(3)	$2,078,024	$35,660	6.88%	$1,789,388	$37,620	8.43%
Securities:
Taxable	560,545	8,374	5.99	392,796	6,514	6.65
Tax exempt	31,436	584	7.45	29,104	546	7.52
Cash balances in other banks	8,244	43	2.09	17,242	169	3.93
Funds sold	41,682	185	1.78	49,562	592	4.79
Trading account securities	1,111	14	5.05	2,222	33	5.96

Total earning assets(2)	2,721,042	44,860	6.61	2,280,314	45,474	8.00

Cash and due from banks	85,618			82,316
Premises and equipment	68,296			51,860
Other assets	122,558			96,735
Allowance for loan losses	(30,568)			(22,993)

Total assets	$2,966,946			$2,488,232

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$401,866	1,349	1.35	$308,208	2,241	2.92
Savings deposits	389,360	1,393	1.43	315,871	2,581	3.28
Time deposits	1,072,822	9,746	3.64	953,503	14,383	6.05
Funds purchased	245,442	998	1.63	230,172	2,406	4.19
Other short-term borrowings	89,887	585	2.61	27,222	440	6.48
Long-term debt	184,142	2,222	4.84	164,357	2,003	4.89

Total interest-bearing liabilities	2,383,519	16,293	2.74	1,999,333	24,054	4.83

Demand deposits	317,670			262,421
Accrued interest and other liabilities	46,889			45,191
Stockholders’ equity	218,868			181,287

Total liabilities and stockholders’ equity	$2,966,946			$2,488,232

Net interest spread			3.87%			3.16%

Net interest income/margin on a taxable equivalent basis		28,567	4.21%		21,420	3.77%

Tax equivalent adjustment(2)		268			267

Net interest income/margin		$28,299	4.17%		$21,153	3.72%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $1,320,000 and $1,023,000 are included in interest and fees on loans for the three months ended June 30, 2002 and 2001, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2002 second quarter and six months compared to the 2001 second quarter and six months, respectively. For the purposes of these tables, changes, which are not solely attributable to volume or rate, are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Amounts in thousands)

	Three Months Ended June 30,
	2002 Compared to 2001 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans	$25,007	$(26,967)	$(1,960)
Securities:
Taxable	5,716	(3,856)	1,860
Tax exempt	71	(33)	38
Cash balances in other banks	(66)	(60)	(126)
Funds sold	(82)	(325)	(407)
Trading account securities	(15)	(4)	(19)

Total interest income	30,631	(31,245)	(614)
Interest-bearing liabilities:
Interest-bearing transaction accounts	3,172	(4,064)	(892)
Savings and money market deposits	3,066	(4,254)	(1,188)
Time deposits	9,878	(14,515)	(4,637)
Funds purchased	1,016	(2,424)	(1,408)
Other short-term borrowings	1,788	(1,643)	145
Long-term debt	353	(134)	219

Total interest expense	19,273	(27,034)	(7,761)

Net interest income on a taxable equivalent basis	$11,358	$(4,211)	7,147

Taxable equivalent adjustment			(1)

Net interest income			$7,146

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Amounts in thousands)

	Six Months Ended June 30,
	2002 Compared to 2001 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans	$24,819	$(30,093)	$(5,274)
Securities:
Taxable	7,302	(3,470)	3,832
Tax exempt	99	(33)	66
Cash balances in other banks	(64)	(90)	(154)
Funds sold	(146)	(754)	(900)
Trading account securities	(20)	(10)	(30)

Total interest income	31,990	(34,450)	(2,460)
Interest-bearing liabilities:
Interest-bearing transaction accounts	3,124	(5,154)	(2,030)
Savings and money market deposits	3,057	(5,522)	(2,465)
Time deposits	7,383	(16,748)	(9,365)
Funds purchased	1,940	(5,049)	(3,109)
Other short-term borrowings	1,818	(1,963)	(145)
Long-term debt	1,571	(824)	747

Total interest expense	18,893	(35,260)	(16,367)

Net interest income on a taxable equivalent basis	$13,097	$810	13,907

Taxable equivalent adjustment			(23)

Net interest income			$13,884

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, the level of potential problem loans, historical loan loss experience, and the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $1.2 million and $2.5 million for the 2002 second quarter and six months, respectively, compared to $0.7 million and $1.3 million recorded during the 2001 second quarter and six months respectively. The increased provision during the 2002 periods is attributable to an increase in potential problem loans, an increase in nonperforming loans and growth in the loan portfolio. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.48% at June 30, 2002, compared to 1.45% at December 31, 2001.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2002 second quarter was $13.4 million, compared to $11.4 million for the 2001 second quarter, an increase of 17.2%. For the 2002 six months, noninterest income increased to $26.6 million, compared to $23.2 million for the 2001 six months, an increase of 14.6%. The components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, bank owned life insurance, and fees relating to the origination and sale of mortgage loans. Service charges on deposits for the 2002 second quarter and 2001 second quarter were $2.9 million and $2.3 million, respectively. For the 2002 six months, service charge income increased to $5.6 million, from $4.6 million for the 2001 six months. The increased service charges for each period of 2002 is attributable to service charge income earned on Farmers National transaction accounts (a purchase acquisition closed in fourth quarter of 2001) and an increased number of transaction accounts at existing banks. Revenue from the investment division totaled $2.6 million in the 2002 second quarter, a decrease of $0.2 million, or 8.1%, as compared to $2.8 million recorded in the 2001 second quarter. During the 2002 six months the investment division revenue totaled $5.6 million, a decrease of $0.9 million, or 13.1%, as compared to $6.5 million in the 2001 six months. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers that include correspondent community banks and corporate customers. During 2001, the investment division had a record year benefiting from increased liquidity of community banks and falling interest rates, both of which led to increased demand for fixed income securities by its customers. Although lower than the 2001 six months, the $5.6 million in investment division revenue in the 2002 six months remains relatively high as compared with historical levels. Securities brokerage and trust revenue increased 44.3%, to $3.1 million, in the 2002 second quarter, compared to $2.2 million in the 2001 second quarter. For the 2002 six months securities brokerage and trust revenue totaled $5.9 million, as compared to $4.5 million during the 2001 six months, an increase of 30.5%. The increase in the securities brokerage and trust division revenue during each period of 2002 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives, offset slightly by a decline in margin account lending revenue. Insurance commissions totaled $0.6 million and $1.1 million, during the 2002 second quarter and 2002 six months, respectively, as compared to $0.5 million and $1.0 million, recorded in the same periods during 2001. Fees generated from the origination and sale of mortgages increased to $2.1 million for the 2002 second quarter, from $1.9 million in the 2001 second quarter, representing an 11.0% increase. During the 2002 six months mortgage fees increased to $4.6 million from $3.2 million during the 2001 six months, an increase of 40.4%. This increase is primarily a result of declining interest rates and the impact the interest rate environment has on refinancing and new mortgage origination activity. Such activity was strong in each of the 2002 quarters as well as the 2001 second quarter, but was weak in the 2001 first quarter. Other noninterest income increased to $1.3 million for the 2002 second quarter, compared to $1.1 million during the 2001 second quarter. Other noninterest income increased to $2.4 million during the 2002 six months, an increase of 5.6%, compared to $2.2 million recorded in the 2001 six months.

Noninterest expense was $27.6 million for the 2002 second quarter, compared to $21.7 million for the 2001 second quarter. For the 2002 six months, noninterest expense was $54.0 million, compared to $44.6 million for the 2001 six months. The 2001 six months includes $1.0 million of merger-related charges associated with the acquisition of Peoples State Bank. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $14.3 million for the 2002 second quarter, compared to $10.8 million for the 2001 second quarter. For the 2002 six months, salaries and employee benefits were $27.8 million, compared to $22.1 million in the 2001 six months. The 2002 second quarter and six months includes the salaries and employee benefit expense for Farmers National Bank of Opelika which was acquired during the fourth quarter of 2001 and accounted for as a purchase transaction. Also contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines. Performance based (or bonus) compensation increases were also higher in the 2002 quarter and six months than in the same periods of 2001 due to achievement of higher performance levels. Commission based compensation was $3.5 million for the 2002 second quarter, compared to $2.8 million for the 2001 second quarter. For the 2002 six months, commission based compensation was $7.0 million, compared to $5.9 million in the 2001 six months. The increase in commission based compensation during these periods is attributable to increased production in the mortgage and securities brokerage and trust divisions, as a significant portion of the compensation in these divisions is production based. Occupancy and equipment expense totaled $2.9 million in the 2002 second quarter and $2.5 million in the 2001 second quarter. Occupancy and equipment expense totaled $5.6 million in the 2002 six months and $5.0 million in the 2001 six months. A majority of the increase during these periods is due to the effect of the Farmers National acquisition, but also contributing to the increase is the effect of recent branch expansions. Other noninterest expense increased to $6.7 million in the 2002 second quarter, compared with $5.3 million in the 2001 second quarter. Other noninterest expense was $13.3 million in the 2002 six months and $11.2 million in the 2001 six months.

Because of an increase in pre-tax income, income tax expense was $4.1 million for the 2002 second quarter, compared to $3.2 million for the 2001 second quarter. For the 2002 six months, income tax expense was $8.1 million, compared to $5.9 million for the 2001 six months. The effective tax rates for the 2002 second quarter and the 2002 six months were 31.8% and 31.6%, respectively, compared to 31.4% and 31.7% for the same periods of 2001. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Earning Assets

Loans comprised the largest single category of Alabama National’s earning assets on June 30, 2002. Loans, net of unearned income, were $2.08 billion, or 66.1% of total assets at June 30, 2002, compared to $1.96 billion, or 69.1% at December 31, 2001. Loans grew $112.9 million, or 5.7%, during the 2002 six months, compared to the 2001 year-end. Average loans grew $283.6 million, or 16.1%, during the 2002 six months, compared to the 2001 six months. The following table details the composition of the loan portfolio by category at the dates indicated:

COMPOSITION OF LOAN PORTFOLIO
(Amounts in thousands, except percentages)

	June 30, 2002		December 31, 2001
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$245,400	11.80%	$247,613	12.59%
Real estate:
Construction	263,760	12.68	231,369	11.76
Mortgage—residential	588,266	28.29	546,730	27.80
Mortgage—commercial	662,307	31.85	637,575	32.42
Mortgage—other	5,763.28		5,645.29
Consumer	84,400	4.06	82,909	4.22
Lease financing receivables	83,559	4.02	73,924	3.76
Securities brokerage margin loans	15,474.74		16,302.83
Other	130,637	6.28	124,564	6.33

Total gross loans	2,079,566	100.00%	1,966,631	100.00%

Unearned income	(2,488)		(2,462)

Total loans, net of unearned income	2,077,078		1,964,169
Allowance for loan losses	(30,680)		(28,519)

Total net loans	$2,046,398		$1,935,650

The carrying value of investment securities increased $40.8 million in the 2002 six months, from $234.8 million at December 31, 2001, to $275.6 million, at June 30, 2002. During the 2002 six months, Alabama National purchased $94.8 million of investment securities and received $54.0 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale increased $48.4 million in the 2002 six months from $332.9 million at December 31, 2001, to $381.3 million, at June 30, 2002. Purchases of available for sale securities totaled $241.0 million and maturities, calls, and sales of available for sale securities totaled $195.4 million. Unrealized gains on available for sale securities totaled $2.8 million net of income taxes, during the 2002 six months. June 30, 2002 balances were higher than average balances during the quarter due to the purchase of approximately $49.9 million in short-term securities to use as collateral for deposits made by customers into securities sold under agreements to repurchase accounts. Because Alabama National expects these particular deposits to be short-term in nature, it purchased short maturity securities for collateral purposes.

Trading account securities, which had a balance of zero at June 30, 2002, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $74.4 million at June 30, 2002 and $32.2 million at December 31, 2001.

Deposits and Other Funding Sources

Deposits increased by $151.3 million from year-end 2001, to $2.22 billion at June 30, 2002. All categories of deposits experienced growth during the 2002 six months. Average deposits grew $326.3 million, or 17.9%, during the 2002 six months, compared to the 2001 six months. Average deposits grew by more than ending deposits due to the December 14, 2001 Farmers National acquisition.

Federal funds purchased and securities sold under agreements to repurchase totaled $340.8 million at June 30, 2002, an increase of $100.7 million, from December 31, 2001. The treasury, tax and loan account decreased to $1.3 million at June 30, 2002, compared with $3.5 million at December 31, 2001. Short-term borrowings at June 30, 2002 totaled $72.1 million, including a note payable to a third party bank of $19.1 million and advances from the Federal Home Loan Bank (“FHLB”) totaling $53.0 million. Alabama National was able to decrease its reliance on funding from the FHLB due to an increase in deposits during the first six months of 2002.

Alabama National’s short-term borrowings at June 30, 2002 and December 31, 2001 are summarized as follows:

SHORT-TERM BORROWINGS
(Amounts in thousands)

	June 30, 2002	December 31, 2001
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 2.59% and 2.68% at June 30, 2002 and December 31, 2001, respectively; collateralized by Alabama National's stock in subsidiary banks.	$19,100	$16,350

FHLB debt due at various maturities ranging from December 2, 2002 through February 11, 2003; bearing interest at fixed and variable rates ranging from 2.13% to 2.53% and 2.17% to 2.53% at June 30, 2002 and December 31, 2001, respectively; collateralized by FHLB stock and certain first mortgages. The total for June 30, 2002, includes $25 million that was classified as long-term at December 31, 2001.	53,000	47,000

FHLB open ended note payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.83% at December 31, 2001; collateralized by FHLB stock and certain first mortgage loans. This note was repaid during the first quarter of 2002.	—	5,000

Total short-term borrowings	$72,100	$68,350

Alabama National’s long-term debt at June 30, 2002 and December 31, 2001 is summarized as follows:

LONG-TERM DEBT
(Amounts in thousands)

	June 30, 2002	December 31, 2001
FHLB debt due at various maturities ranging from November 5, 2003 through November 7, 2011; bearing interest at fixed rates ranging from 3.31% to 6.00% at June 30, 2002 and December 31, 2001; convertible at the option of the FHLB at dates ranging from July 7, 2002 to November 7, 2006; collateralized by FHLB stock, certain first mortgage loans and pledged available for sale securities.	$169,000	$169,000

FHLB debt due February 11, 2003; interest rate varies with LIBOR and was 5.3275% at December 31, 2001; collateralized by FHLB stock and certain first mortgage loans. At June 30, 2002, note was classified as short-term.	—	25,000

Trust preferred securities due December 18, 2031; rate varies with LIBOR and was 5.479% and 5.60% at June 30, 2002 and December 31, 2001, respectively.	15,000	15,000

Various notes payable	14	554

Capital leases payable	67	77

	$184,081	$209,631

Asset Quality

        Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At June 30, 2002, Alabama National had no loans past due 90 days or more and still accruing interest, as it is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

At June 30, 2002, nonperforming assets totaled $10.0 million, compared to $9.2 million at year-end 2001. Nonperforming assets as a percentage of loans plus other real estate were 0.48% at June 30, 2002, compared to 0.47% at December 31, 2001. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS
(Amounts in thousands, except percentages)

	June 30, 2002	December 31, 2001
Nonaccrual loans	$8,083	$7,563
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	8,083	7,563
Other real estate owned	1,906	1,680

Total nonperforming assets	$9,989	$9,243

Allowance for loan losses to period-end loans	1.48%	1.45%
Allowance for loan losses to period-end nonperforming loans	379.56	377.09
Allowance for loan losses to period-end nonperforming assets	307.14	308.55
Net charge-offs to average loans	0.03	0.09
Nonperforming assets to period-end loans and other real estate owned	0.48	0.47
Nonperforming loans to period-end loans	0.39	0.39

Net loan charge-offs for the 2002 six months totaled $0.3 million, or 0.03% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.48% at June 30, 2002, compared to 1.45% at December 31, 2001. The following table analyzes activity in the allowance for loan losses for the 2002 six months.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
For the Six Months Ended June 30, 2002
(Amounts in thousands, except percentages)

Allowance for loan losses at beginning of period	$28,519
Charge-offs:
Commercial, financial and agricultural	951
Real estate—mortgage	449
Consumer	485

Total charge-offs	1,885

Recoveries:
Commercial, financial and agricultural	538
Real estate—mortgage	586
Consumer	441

Total recoveries	1,565

Net charge-offs	320

Provision for loan losses	2,481

Allowance for loan losses at end of period	$30,680

        The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 2002 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at June 30, 2002, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
(Amounts in thousands, except ratios)

	June 30, 2002
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans(1)	$1,033,132	$281,037	$418,001	$357,658	$2,089,828
Securities(2)	89,840	101,929	206,151	242,554	640,474
Trading securities	—	—	—	—	—
Interest-bearing deposits in other banks	10,580	—	—	—	10,580
Funds sold	74,367	—	—	—	74,367

Total interest-earning assets	$1,207,919	$382,966	$624,152	$600,212	$2,815,249
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$130,690	$—	$—	$267,808	$398,498
Savings and money market deposits	150,774	—	—	237,866	388,640
Time deposits(3)	381,678	479,910	193,752	39,122	1,094,462
Funds purchased	340,801	—	—	—	340,801
Short-term borrowings(4)	45,367	58,000	—	—	103,367
Long-term debt	110,004	59,012	10,017	5,048	184,081

Total interest-bearing liabilities	$1,159,314	$596,922	$203,769	$549,844	$2,509,849

Period gap	$48,605	$(213,956)	$420,383	$50,368

Cumulative gap	$48,605	$(165,351)	$255,032	$305,400	$305,400

Ratio of cumulative gap to total earning assets	1.73%	-5.87%	9.06%	10.85%

(1)	Excludes nonaccrual loans of $8,083,000
(2)	Excludes available for sale equity securities of $16,381,000
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Includes treasury, tax and loan account of $1,267,000

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive through the one year time frame, except for the zero through three month period. However, Alabama National’s gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Also, due to the current low interest rate environment, the rate paid on Alabama National’s interest-bearing accounts cannot decrease as much as rates earned on interest earning assets and would create significant spread compression if rates were to decrease from current levels. Accordingly, management believes that a liability-sensitive gap position is not as indicative of Alabama National’s true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At June 30, 2002, mortgage backed securities with a carrying value of $511.2 million, or 16.3% of total assets, and essentially every loan, net of unearned income, (totaling $2.08 billion, or 66.1% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $2.22 billion, or 70.5% of total assets, at June 30, 2002. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK
(Amounts in thousands)

	As of June 30, 2002		As of December 31, 2001
Change in Prevailing Interest Rates(1)	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount
+200 basis points	$121,407	5.87%	$117,465	5.47%
+100 basis points	120,138	4.76	115,562	3.76
0 basis points	114,676	—	111,375	—
-100 basis points	95,795	(16.46)	101,536	(8.83)
-200 basis points	87,738	(23.49)	96,871	(13.02)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

        Alabama National’s net loan to deposit ratio was 93.6% at June 30, 2002, compared to 95.0% at year-end 2001. Alabama National’s liquid assets as a percentage of total deposits were 8.0% at June 30, 2002, compared to 5.9% at year-end 2001. At June 30, 2002, Alabama National had unused federal funds lines of approximately $140.7 million, unused lines at the Federal Home Loan Bank of $250.7 million and an unused credit line with a third party bank of $15.9 million. Alabama National also has access to approximately $143.2 million via a credit facility with the Federal Reserve Bank of Atlanta. At June 30, 2002 and year-end 2001, there were no outstanding borrowings under this Federal Reserve credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $13.6 million from December 31, 2001, to $221.5 million at June 30, 2002. This increase was attributable to the following components (in thousands):

Net income	$17,390
Dividends	(6,178)
Issuance of stock from treasury	(6)
Additional paid in capital related to stock based compensation	674
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	1,730

Net increase	$13,610

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at June 30, 2002. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at June 30, 2002:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	9.64%	10.89%	7.29%
National Bank of Commerce of Birmingham	9.84	11.09	7.80
Alabama Exchange Bank	13.57	14.82	7.43
Bank of Dadeville	12.34	13.59	7.88
Citizens & Peoples Bank, N.A.	10.25	11.50	7.22
Community Bank of Naples, N.A.	9.94	11.19	7.08
First American Bank	9.33	10.58	7.49
First Citizens Bank	13.94	15.17	7.02
First Gulf Bank	10.03	11.28	7.21
Georgia State Bank	11.91	13.09	7.59
Public Bank	9.23	10.37	7.73
eoples State Bank	10.90	12.16	7.55
Required minimums	4.00	8.00	4.00

Item 3— Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk”.

Part II    Other Information

Item 4— Submission of Matters to a Vote of Security-Holders

Alabama National held its Annual Meeting of Stockholders on May 2, 2002. At the meeting, the stockholders of Alabama National were asked to vote on the election of 15 directors to serve until the next annual meeting of stockholders and their successors are elected and qualified and several other matters. The results of the stockholder voting on all matters are summarized as follows:

	For	Withhold Authority
Proposal 1—Election of Directors:
W. Ray Barnes	9,480,856	27,015
Dan M. David	9,481,013	26,858
John V. Denson	9,478,897	28,974
T. Morris Hackney	9,478,240	29,631
John H. Holcomb, III	9,410,808	97,063
John D. Johns	9,480,913	26,958
John J. McMahon, Jr.	9,480,913	26,958
C. Phillip McWane	9,449,672	58,199
William D. Montgomery	9,481,013	26,858
Drayton Nabers, Jr.	9,480,856	27,015
Victor E. Nichol, Jr.	9,481,013	26,858
C. Lloyd Nix	9,476,064	31,807
G. Ruffner Page, Jr.	9,451,848	56,023
William E. Sexton	9,478,240	29,631
W. Stancil Starnes	9,451,148	56,273

Proposal 2—Amend the Company’s Certificate of Incorporation to Increase Maximum Size of the Board
of Directors from Fifteen to Twenty.

For	Withhold Authority	Abstain
9,289,960	148,826	69,085

Proposal 3—Amend the Company’s Certificate of Incorporation to Increase the Number of Authorized
Shares of Common Stock.

For	Withhold Authority	Abstain
9,279,967	192,532	35,372

Proposal 4—Second Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan.

For	Withhold Authority	Abstain
9,320,605	112,885	74,381

Proposal 5—Second Amendment and Restatement of the Alabama National BanCorporation Annual Incentive Plan.

For	Withhold Authority	Abstain
9,281,287	181,273	45,311

Proposal 6—Ratification of Appointment of Independent Public Accountants.

For	Withhold Authority	Abstain
9,374,234	106,113	27,254

Item 6— Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 3.1—Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

Exhibit 3.2—Bylaws (filed as an Exhibit to Alabama National’s Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

Exhibit 10.1—Sixth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2002.

Exhibit 11—Computation of Earnings Per Share

Exhibit 99.1—Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2—Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

/s/ JOHN H. HOLCOMB, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: August 12, 2002

/s/ WILLIAM E. MATTHEWS, V.
William E. Matthews, V., its Executive Vice President and Chief Financial Officer

Date: August 12, 2002