Form 10-Q
period 2002-09-30
ALABAMA NATIONAL BANCORPORATION
filed 2002-11-13
CIK 926966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.00 Par Value	Outstanding at November 13, 2002 12,370,384

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

			PAGE

PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated statements of condition as of September 30, 2002 and December 31, 2001	3

		Consolidated statements of income for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001	4

		Consolidated statements of comprehensive income for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001	8

		Consolidated condensed statements of cash flows for the nine months ended September 30, 2002 and 2001	10

		Notes to the unaudited consolidated financial statements September 30, 2002	11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES	26

CERTIFICATIONS	27

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

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)
Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Condition
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$98,970	$78,262
Interest-bearing deposits in other banks	18,163	10,813
Investment securities (market value $250,436 and $234,808, respectively)	247,583	234,766
Securities available for sale	380,024	332,922
Trading securities	1,429	1,341
Federal funds sold and securities purchased under resell agreements	43,813	32,241
Loans held for sale	48,835	36,554
Loans	2,172,871	1,966,631
Unearned income	(2,471)	(2,462)

Loans, net of unearned income	2,170,400	1,964,169
Allowance for loan losses	(32,674)	(28,519)

Net loans	2,137,726	1,935,650
Property, equipment and leasehold improvements, net	67,688	60,821
Goodwill	15,448	14,813
Intangible assets	4,931	4,062
Cash surrender value of life insurance	55,391	53,171
Receivable from investment division customers	68,118	16,551
Other assets	41,717	31,500

Totals	$3,229,836	$2,843,467

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$347,675	$306,319
Interest bearing	1,922,357	1,760,440

Total deposits	2,270,032	2,066,759
Federal funds purchased and securities sold under repurchase agreements	353,361	240,060
Treasury, tax and loan accounts	1,744	3,490
Short-term borrowings	77,100	68,350
Payables for securities purchased for investment division customers	60,000	16,428
Accrued expenses and other liabilities	49,940	30,863
Long-term debt	189,074	209,631

Total liabilities	3,001,251	2,635,581
Common stock, $1 par, 27,500,000 and 17,500,000 shares authorized at September 30, 2002 and December 31, 2001, respectively; 12,424,544 shares issued at September 30, 2002 and December 31, 2001	12,425	12,425
Additional paid-in capital	104,884	103,624
Retained earnings	109,312	92,866
Treasury stock at cost, 58,650 and 77,476 shares at September 30, 2002 and December 31, 2001, respectively	(1,580)	(2,087)
Accumulated other comprehensive income, net of tax	3,544	1,058

Total stockholders’ equity	228,585	207,886

Totals	$3,229,836	$2,843,467

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	For the three months ended September 30,

	2002	2001

Interest income:
Interest and fees on loans	$36,627	$37,056
Interest on securities	9,011	7,201
Interest on deposits in other banks	36	162
Interest on trading securities	14	18
Interest on Federal funds sold and securities purchased under resell agreements	172	448

Total interest income	45,860	44,885

Interest expense:
Interest on deposits	12,375	17,603
Interest on Federal funds purchased and securities sold under repurchase agreements	1,251	2,209
Interest on long and short-term borrowings	2,768	2,532

Total interest expense	16,394	22,344

Net interest income	29,466	22,541
Provision for loan losses	2,245	919

Net interest income after provision for loan losses	27,221	21,622

Noninterest income:
Securities gains	—	91
Gain on disposition of assets	435	24
Service charges on deposit accounts	3,158	2,318
Investment services income	3,261	3,132
Securities brokerage and trust income	3,864	2,092
Origination and sale of mortgage loans	2,814	1,950
Bank owned life insurance	791	618
Insurance commissions	651	499
Other	1,209	1,011

Total noninterest income	16,183	11,735

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited) (Continued)
(In thousands, except per share data)

	For the three months ended September 30,

	2002	2001

Noninterest expense:
Salaries and employee benefits	15,808	11,026
Commission based compensation	4,279	3,053
Occupancy and equipment expenses	3,006	2,400
Amortization of intangibles	225	275
Other	6,856	5,595

Total noninterest expense	30,174	22,349

Income before provision for income taxes	13,230	11,008
Provision for income taxes	4,212	3,500

Net income	$9,018	$7,508

Net income per common share (basic)	$.73	$.63

Weighted average common shares outstanding (basic)	12,364	11,846

Net income per common share (diluted)	$.71	$.62

Weighted average common and common equivalent shares outstanding (diluted)	12,679	12,135

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	For the nine months ended September 30,

	2002	2001

Interest income:
Interest and fees on loans	$107,170	$112,874
Interest on securities	26,519	20,833
Interest on deposits in other banks	120	400
Interest on trading securities	43	77
Interest on Federal funds sold and securities purchased under resell agreements	557	1,733

Total interest income	134,409	135,917

Interest expense:
Interest on deposits	37,968	57,056
Interest on Federal funds purchased and securities sold under repurchase agreements	3,184	7,251
Interest on long and short-term borrowings	8,415	7,577

Total interest expense	49,567	71,884

Net interest income	84,842	64,033
Provision for loan losses	4,726	2,213

Net interest income after provision for loan losses	80,116	61,820

Noninterest income:
Securities gains	35	91
Gain on disposition of assets	251	60
Service charges on deposit accounts	8,769	6,872
Investment services income	8,920	9,644
Securities brokerage and trust income	9,794	6,637
Origination and sale of mortgage loans	7,372	5,197
Bank owned life insurance	2,256	1,722
Insurance commissions	1,800	1,471
Other	3,579	3,256

Total noninterest income	42,776	34,950

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited) (Continued)
(In thousands, except per share data)

	For the nine months ended September 30,

	2002	2001

Noninterest expense:
Salaries and employee benefits	43,561	33,102
Commission based compensation	11,266	8,917
Occupancy and equipment expenses	8,638	7,386
Amortization of intangibles	600	844
Other	20,150	16,748

Total noninterest expense	84,215	66,997

Income before provision for income taxes	38,677	29,773
Provision for income taxes	12,269	9,446

Net income	$26,408	$20,327

Net income per common share (basic)	$2.14	$1.72

Weighted average common shares outstanding (basic)	12,358	11,819

Net income per common share (diluted)	$2.08	$1.68

Weighted average common and common equivalent shares outstanding (diluted)	12,668	12,116

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	For the three months ended September 30,

	2002	2001

Net income	$9,018	$7,508
Other comprehensive income:
Unrealized gains on securities available for sale	1,142	2,803
Less: Reclassification adjustment for net gains included in net income	—	91

Other comprehensive income, before tax	1,142	2,712
Provision for income taxes related to items of other comprehensive income	386	996

Other comprehensive income, net of tax	756	1,716

Comprehensive income	$9,774	$9,224

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	For the nine months ended September 30,

	2002	2001

Net income	$26,408	$20,327
Other comprehensive income:
Unrealized gains on securities available for sale	3,887	6,771
Less: Reclassification adjustment for net gains included in net income	35	91

Other comprehensive income, before tax	3,852	6,680
Provision for income taxes related to items of other comprehensive income	1,366	2,382

Other comprehensive income, net of tax	2,486	4,298

Comprehensive income	$28,894	$24,625

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	For the nine months ended September 30,

	2002	2001

Net cash flows provided by operating activities	$31,640	$43,862

Cash flows from investing activities:
Proceeds from maturities of investment securities	90,095	40,231
Purchases of investment securities	(102,717)	(162,074)
Purchases of securities available for sale	(361,955)	(112,942)
Proceeds from sale of securities available for sale	14,808	5,234
Proceeds from maturities of securities available for sale	303,969	151,690
Net increase in interest bearing deposits in other banks	(7,350)	(15,743)
Net (increase) decrease in Federal funds sold and securities purchased under resell agreements	(11,572)	6,227
Net increase in loans	(220,645)	(134,603)
Purchases of property, equipment and leasehold improvements	(10,340)	(6,470)
Cash paid for bank-owned life insurance	—	(1,869)
Net cash paid for purchase acquisitions	(551)	—
Costs capitalized on other real estate owned	(284)	(152)
Proceeds from sale of other real estate owned	1,927	2,148
Proceeds from sale of property, equipment and leasehold improvements	132	55

Net cash used in investing activities	(304,483)	(228,268)

Cash flows from financing activities:
Net increase in deposits	203,273	61,839
Increase in Federal funds purchased and securities sold under agreements to repurchase	113,301	89,525
Net (decrease) increase in short and long-term borrowings and capital leases	(13,553)	50,764
Exercise of stock options and stock based compensation	(194)	(408)
Other	(7)	(10)
Dividends on common stock	(9,269)	(8,163)

Net cash provided by financing activities	293,551	193,547

Increase in cash and cash equivalents	20,708	9,141
Cash and cash equivalents, beginning of period	78,262	80,476

Cash and cash equivalents, end of period	$98,970	$89,617

Supplemental schedule of noncash investing and financing activities:
Acquisition of collateral in satisfaction of loans	$1,562	$1,922

Transfer of property to other real estate owned	$—	$465

Adjustment to market value of securities available for sale, net of deferred income taxes	$2,486	$4,298

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2001.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition. As of September 30, 2002, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $578.5 million. A majority of these commitments will expire in less than one year.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” (collectively, the “Statements”) having a required effective date for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

The recorded amount of goodwill increased during 2002 from $14.8 million at December 31, 2001, to $15.4 million at September 30, 2002. The increase during 2002 is attributable to items related to the fourth quarter 2001 acquisition of Farmers National Bank of Opelika.

The following table details the impact of the non amortization of goodwill on net income for the periods indicated (amounts in thousands, except per share data):

	For the three months ended September 30		For the nine months ended September 30

	2002	2001	2002	2001

Net income:
Reported net income	$9,018	$7,508	$26,408	$20,327
Add back:
Goodwill amortization, net of taxes	—	123	—	364

Net income excluding goodwill amortization, net of taxes	$9,018	$7,631	$26,408	$20,691

Basic net income per common share:

Reported net income	$0.73	$0.63	$2.14	$1.72
Add back:
Goodwill amortization, net of taxes	—	0.01	—	0.03

Net income excluding goodwill amortization, net of taxes	$0.73	$0.64	$2.14	$1.75

Weighted average shares outstanding (basic)	12,364	11,846	12,358	11,819

Diluted net income per common share:

Reported net income	$0.71	$0.62	$2.08	$1.68
Add back:
Goodwill amortization, net of taxes	—	0.01	—	0.03

Net income excluding goodwill amortization, net of taxes	$0.71	$0.63	$2.08	$1.71

Weighted average shares outstanding (diluted)	12,679	12,135	12,668	12,116

Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Alabama National’s identifiable intangible assets consist of core deposit intangibles and customer lists associated with the acquisition of insurance agencies and each are considered to have finite lives. The gross carrying amount of amortizable intangible assets as of

September 30, 2002 was $8.4 million with a balance of $3.5 million in accumulated amortization. As a result of adoption of the Statements, there have been no changes to amortizable lives or methods for intangible assets that have finite useful lives. The amortization of intangible assets for the three months ended September 30, 2002 and 2001 was $226,000 and $142,000, respectively. The amortization of intangible assets for the nine months ended September 30, 2002 and 2001 was $600,000 and $458,000, respectively. The estimated amortization expense (assuming no activities, such as acquisitions, which would result in additional amortizable intangible assets) for each of the five succeeding fiscal years is as follows (amounts in thousands):

For the year ended December 31,

2002	$820
2003	$913
2004	$863
2005	$822
2006	$801

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

Accounting for Gains & Losses from the Extinguishment of Debt Instruments

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No 145 relates to the recording of losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary. Statement No. 145 is effective for fiscal years beginning on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a material impact on Alabama National’s consolidated financial position or consolidated results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not anticipate that the adoption of this Statement will have a material impact on Alabama National’s consolidated financial position or consolidated results of operations.

Acquisitions of Certain Financial Institutions, An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Statement 147 provides guidance for the accounting and reporting for the acquisition of all or part of a financial institution and accounting for the impairment or disposal of long-term customer-relationship intangible assets of financial institutions. Statement 147 is effective for applicable acquisitions dated subsequent to October 1, 2002. Management does not anticipate that the adoption of this Statement will have a material impact on Alabama National’s financial position or results of operations.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and nine months ended September 30, 2002 and 2001.

	Income	Shares	Per Share Amount

	(In thousands, except per share amounts)
THREE MONTHS ENDED SEPTEMBER 30, 2002
Basic EPS net income	$9,018	12,364	$0.73

Effect of dilutive securities	—	315

Diluted EPS	$9,018	12,679	$0.71

THREE MONTHS ENDED SEPTEMBER 30, 2001
Basic EPS net income	$7,508	11,846	$0.63

Effect of dilutive securities	—	289

Diluted EPS	$7,508	12,135	$0.62

NINE MONTHS ENDED SEPTEMBER 30, 2002
Basic EPS net income	$26,408	12,358	$2.14

Effect of dilutive securities	—	310

Diluted EPS	$26,408	12,668	$2.08

NINE MONTHS ENDED SEPTEMBER 30, 2001
Basic EPS net income	$20,327	11,819	$1.72

Effect of dilutive securities	—	297

Diluted EPS	$20,327	12,116	$1.68

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total

Three months ended September 30, 2002:
Interest income	$—	$392	$318	$—	$45,205	$(25)	$(30)	$45,860
Interest expenses		28	130	2	15,925	339	(30)	16,394

Net interest income		364	188	(2)	29,280	(364)		29,466
Provision for loan losses					2,245			2,245
Noninterest income	3,261	3,864	2,980	651	5,426	1		16,183
Noninterest expense	2,340	3,742	1,910	699	19,684	1,799		30,174

Income (loss) before tax	$921	$486	$1,258	$(50)	$12,777	$(2,162)	$—	$13,230

Three months ended September 30, 2001:
Interest income	$—	$423	$253	$—	$44,295	$(17)	$(69)	$44,885
Interest expenses		68	135		21,891	319	(69)	22,344

Net interest income		355	118		22,404	(336)		22,541
Provision for loan losses					919			919
Noninterest income	3,132	2,092	2,016	499	3,992	4		11,735
Noninterest expense	2,362	2,163	1,154	539	15,292	839		22,349

Income (loss) before tax	$770	$284	$980	$(40)	$10,185	$(1,171)	$—	$11,008

Nine months ended September 30, 2002:
Interest income	$—	$857	$1,019	$—	$132,699	$(66)	$(100)	$134,409
Interest expenses		97	402	3	48,148	1,017	(100)	49,567

Net interest income		760	617	(3)	84,551	(1,083)		84,842
Provision for loan losses					4,726			4,726
Noninterest income	8,920	9,794	7,622	1,800	14,639	1		42,776
Noninterest expense	6,706	9,425	4,862	1,977	56,600	4,645		84,215

Income (loss) before tax	$2,214	$1,129	$3,377	$(180)	$37,864	$(5,727)	$—	$38,677

Nine months ended September 30, 2001:
Interest income	$—	$1,601	$788	$5	$133,936	$(42)	$(371)	$135,917
Interest expenses		364	507	4	70,244	1,136	(371)	71,884

Net interest income		1,237	281	1	63,692	(1,178)		64,033
Provision for loan losses					2,213			2,213
Noninterest income	9,644	6,637	5,307	1,471	11,867	24		34,950
Noninterest expense	7,253	6,623	3,136	1,514	44,913	3,558		66,997

Income (loss) before tax	$2,391	$1,251	$2,452	$(42)	$28,433	$(4,712)	$—	$29,773

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

Allowance for Loan Losses

Alabama National records estimated probable incurred credit losses in the loan and lease portfolios as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting the amount of Alabama National’s allowance for loan losses include judgments about: credit worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of probable incurred losses. Under different conditions or using different assumptions, the actual amount of credit losses ultimately confirmed by Alabama National may be different than management’s estimates provided in the consolidated financial statements.

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

Performance Overview

Alabama National’s net income was $9.0 million for the third quarter of 2002 (the “2002 third quarter”), compared to $7.5 million for the third quarter of 2001 (the “2001 third quarter”). Net income for the nine months ended September 30, 2002 (the “2002 nine months”) was $26.4 million, compared to $20.3 million for the nine months ended September 30, 2001 (the “2001 nine months”). Net income per diluted common share for the 2002 and 2001 third quarters was $0.71 and $0.62, respectively. For the 2002 nine months, net income per diluted common share was $2.08, compared to $1.68 for the 2001 nine months. Net income for the 2001 nine months, excluding after tax merger-related charges of $781,000 relating to the Peoples State Bank merger, totaled $21.1 million (“Adjusted 2001 Net Income”). Net income for the 2002 nine months increased $5.3 million, or 25.1%, as compared to Adjusted 2001 Net Income.

The annualized return on average assets for Alabama National was 1.16% for each of the 2002 and 2001 third quarters. The annualized return on average assets for Alabama National was 1.18% for the 2002 nine months, compared to 1.09% for the 2001 nine months. The annualized return on average stockholders’ equity was 15.79% for the 2002 third quarter, as compared to 16.07% for the 2001 third quarter. The annualized return on average stockholders’ equity increased for the 2002 nine months to 16.07%, as compared to 15.03% for the 2001 nine months. On an operating basis (excluding Peoples State Bank merger-related charges), the annualized return on average stockholders’ equity increased for the 2002 nine months to 16.07%, as compared to 15.61% for the 2001 nine months. Book value per share at September 30, 2002 was $18.48, an increase of $1.64 from year-end 2001. Tangible book value per share at September 30, 2002 was $16.84, an increase of $1.53 from year-end 2001. Alabama National declared cash dividends totaling $0.75 on common shares during the 2002 nine months, compared to $0.69 declared on common shares during the 2001 nine months.

Net Income

Alabama National experienced a significant increase in net interest income and noninterest income for each of the 2002 third quarter and the 2002 nine months, compared to the same periods in 2001. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Net interest income increased by $6.9 million, or 30.7%, to $29.5 million during the 2002 third quarter. Net interest income increased to $84.8 million during the 2002 nine months, from $64.0 million during the 2001 nine months, representing an increase of $20.8 million, or 32.5%. The increased net interest income in each of these periods, as described in more detail below, is attributable to the repricing of interest bearing liabilities during the fourth quarter of 2001 and the first nine months of 2002 by more than the concurrent reduction in earning asset yields, resulting in an increased net interest spread. In addition, as discussed below, Alabama National also had higher average balances of earning assets during the 2002 third quarter and nine months on which to earn this higher spread. During the 2002 third quarter noninterest income totaled $16.2 million, compared to $11.7 million in the 2001 third quarter, an increase of 37.9%. During the 2002 nine months Alabama National recorded noninterest income of $42.8 million, compared to $35.0 million during the 2001 nine months, an increase of 22.4%. The increase in noninterest income in each of these periods is attributable to increased revenue from both the mortgage division and the securities brokerage and trust division. Service charges on deposit accounts also increased during each period of 2002. The increases in noninterest income and net interest income were offset by increases in noninterest expense of $7.8 million, to $30.2 million for the 2002 third quarter, and $17.2 million, to $84.2 million for the 2002 nine months, compared to $22.3 million and $6 7.0 million, respectively, for the same periods in 2001. The net income for the 2001 nine months includes after-tax merger-related charges relating to the Peoples State Bank merger totaling $781,000. These charges on a pre-tax basis consist of approximately $135,000 in legal and accounting fees, $385,000 in employment-related expenses, $300,000 in advisory fees/commissions, $121,000 in technology conversion charges, and $57,000 in other charges. These pretax charges increased noninterest expense for the 2001 nine months by $997,000.

Average earning assets for the 2002 third quarter and nine months increased by $480.2 million and $456.4 million, respectively, as compared to the same periods in 2001. Average interest-bearing liabilities increased by $413.6 million and $400.2 million during the 2002 third quarter and nine months, respectively, as compared to the same periods in 2001. The average taxable equivalent rate earned on assets was 6.47% and 6.62% for the 2002 third quarter and 2002 nine months, compared to 7.63% and 8.03% for the 2001 third quarter and 2001 nine months, respectively. The average rate paid on interest-bearing liabilities was 2.63% and 2.76% for the 2002 third quarter and 2002 nine months, respectively, compared to 4.30% and 4.80% for the 2001 third quarter and 2001 nine months, respectively. The net interest margin was 4.13% and 4.15% for the 2002 third quarter and 2002 nine months, respectively, compared to 3.81%

and 3.76% for the 2001 third quarter and 2001 nine months, respectively. The increased net interest margin is due to Alabama National’s ability to reprice most of its time deposits at a lower rate during the 2001 fourth quarter and first nine months of 2002. The Federal Reserve Bank reduced interest rates repeatedly during 2001, causing time deposits originated in a higher rate environment to be significantly higher than current rates. As those time deposits matured, the funds were either moved into transaction type deposit accounts or into other time deposits at the lower current rates. The result is that the company’s interest bearing liability costs fell more than its yield on earning assets. The net interest margin decreased 4 basis points during the 2002 third quarter as compared the 2002 second quarter’s net interest margin of 4.17%. The decrease was attributable to competitive pressure on pricing new and refinanced loans and the effect of re-investing the significant cash flow from mortgage backed securities in the current low interest rate environment. On November 6, 2002 (subsequent to the end of the 2002 third quarter and nine months), the Federal Reserve reduced the federal funds rate by 0.50%, resulting in a 0.50% reduction in Alabama National’s prime lending rate. Management expects that this rate reduction will result in some contraction in Alabama National’s net interest spread and net interest margin, as earning asset rates are likely to decline more than interest bearing liability costs. Many liability accounts are close to their effective lower limit, so the opportunity for additional rate reductions in these liabilities is limited.

The following tables depict, on a taxable equivalent basis for the 2002 and 2001 third quarter and nine months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
(Amounts in thousands, except yields and rates)

	Three months ended September 30,

	2002			2001

	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost

Assets:
Earning assets:
Loans (1) (3)	$2,153,056	$36,689	6.76%	$1,835,876	$37,138	8.03%
Securities:
Taxable	593,892	8,632	5.77	415,038	6,841	6.54
Tax exempt	30,529	574	7.46	28,882	546	7.50
Cash balances in other banks	9,230	36	1.55	16,016	162	4.01
Funds sold	39,768	172	1.72	50,767	448	3.50
Trading account securities	1,609	14	3.45	1,304	18	5.48

Total earning assets (2)	2,828,084	46,117	6.47	2,347,883	45,153	7.63

Cash and due from banks	86,059			75,365
Premises and equipment	65,208			51,400
Other assets	135,469			106,614
Allowance for loan losses	(31,601)			(23,183)

Total assets	$3,083,219			$2,558,079

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$401,149	$1,342	1.33%	$320,600	$2,091	2.59%
Savings deposits	389,063	1,398	1.43	334,349	2,433	2.89
Time deposits	1,114,383	9,635	3.43	937,711	13,079	5.53
Funds purchased	307,248	1,251	1.62	255,648	2,209	3.43
Other short-term borrowings	78,239	606	3.07	38,762	347	3.55
Long-term debt	187,370	2,162	4.58	176,781	2,185	4.90

Total interest-bearing liabilities	2,477,452	16,394	2.63	2,063,851	22,344	4.30

Demand deposits	325,632			266,229
Accrued interest and other liabilities	53,486			42,658
Stockholders' equity	226,649			185,341

Total liabilities and stockholders’ equity	$3,083,219			$2,558,079

Net interest spread			3.84%			3.33%

Net interest income/margin on a taxable equivalent basis		29,723	4.17%		22,809	3.85%

Tax equivalent adjustment (2)		257			268

Net interest income/margin		$29,466	4.13%		$22,541	3.81%

______________

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $1,382,000 and $1,143,000 are included in interest and fees on loans for the three months ended September 30, 2002 and 2001, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
(Amounts in thousands, except yields and rates)

	Nine months ended September 30,

	2002			2001

	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost

Assets:
Earning assets:
Loans (1) (3)	$2,080,428	$107,379	6.90%	$1,785,507	$113,102	8.47%
Securities:
Taxable	569,002	25,357	5.96	396,226	19,734	6.66
Tax exempt	31,338	1,760	7.51	29,417	1,665	7.57
Cash balances in other banks	8,380	120	1.91	13,313	400	4.02
Funds sold	41,867	557	1.78	49,738	1,733	4.66
Trading account securities	1,314	43	4.38	1,699	77	6.06

Total earning assets (2)	2,732,329	135,216	6.62	2,275,900	136,711	8.03

Cash and due from banks	88,900			79,705
Premises and equipment	65,505			51,793
Other assets	126,809			101,074
Allowance for loan losses	(30,487)			(22,939)

Total assets	$2,983,056			$2,485,533

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$397,458	$3,987	1.34%	$306,897	$6,766	2.95%
Savings deposits	391,367	4,236	1.45	319,224	7,736	3.24
Time deposits	1,074,352	29,745	3.70	952,014	42,554	5.98
Funds purchased	264,056	3,184	1.61	225,508	7,251	4.30
Other short-term borrowings	79,703	1,687	2.83	36,216	1,476	5.45
Long-term debt	193,542	6,728	4.65	160,371	6,101	5.09

Total interest-bearing liabilities	2,400,478	49,567	2.76	2,000,230	71,884	4.80

Demand deposits	314,292			257,834
Accrued interest and other liabilities	48,578			46,622
Stockholders' equity	219,708			180,847

Total liabilities and stockholders’ equity	$2,983,056			$2,485,533

Net interest spread			3.86%			3.23%

Net interest income/margin on a taxable equivalent basis		85,649	4.19%		64,827	3.81%

Tax equivalent adjustment (2)		807			794

Net interest income/margin		$84,842	4.15%		$64,033	3.76%

______________

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $3,919,000 and $3,227,000 are included in interest and fees on loans for the nine months ended September 30, 2002 and 2001, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2002 third quarter and nine months, compared to the 2001 third quarter and nine months, respectively. For the purposes of these tables, changes, which are not solely attributable to volume or rate, are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Amounts in thousands)

	Three Months Ended September 30,

	2002 Compared to 2001 Variance Due to

	Volume	Yield/Rate	Total

Earning assets:
Loans	$24,111	$(24,560)	$(449)
Securities:
Taxable	6,427	(4,636)	1,791
Tax exempt	47	(19)	28
Cash balances in other banks	(51)	(75)	(126)
Funds sold	(82)	(194)	(276)
Trading account securities	19	(23)	(4)

Total interest income	30,471	(29,507)	964

Interest-bearing liabilities:
Interest-bearing transaction accounts	2,496	(3,245)	(749)
Savings and money market deposits	2,135	(3,170)	(1,035)
Time deposits	11,918	(15,362)	(3,444)
Funds purchased	2,295	(3,253)	(958)
Other short-term borrowings	557	(298)	259
Long-term debt	530	(553)	(23)

Total interest expense	19,931	(25,881)	(5,950)

Net interest income on a taxable equivalent basis	$10,540	$(3,626)	6,914

Taxable equivalent adjustment			11

Net interest income			$6,925

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Amounts in thousands)

	Nine Months Ended September 30,

	2002 Compared to 2001 Variance Due to

	Volume	Yield/Rate	Total

Earning assets:
Loans	$23,722	$(29,445)	$(5,723)
Securities:
Taxable	9,001	(3,378)	5,623
Tax exempt	116	(21)	95
Cash balances in other banks	(116)	(164)	(280)
Funds sold	(240)	(936)	(1,176)
Trading account securities	(15)	(19)	(34)

Total interest income	32,468	(33,963)	(1,495)

Interest-bearing liabilities:
Interest-bearing transaction accounts	2,493	(5,272)	(2,779)
Savings and money market deposits	2,302	(5,802)	(3,500)
Time deposits	7,714	(20,523)	(12,809)
Funds purchased	1,731	(5,798)	(4,067)
Other short-term borrowings	1,506	(1,295)	211
Long-term debt	1,437	(810)	627

Total interest expense	17,183	(39,500)	(22,317)

Net interest income on a taxable equivalent basis	$15,285	$5,537	20,822

Taxable equivalent adjustment			(13)

Net interest income			$20,809

The provision for loan losses represents a charge to current earnings necessary to maintain the allowance for loan losses at an appropriate level based on management’s analysis of the risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period and current economic conditions. The provision for loan losses was $2.2 million for the 2002 third quarter, an increase of $1.3 million when compared with $0.9 million recorded in the 2001 third quarter. The provision for loan losses was $4.7 million for the 2002 nine months, compared to $2.2 million in the 2001 nine months. The increased provision during each of the 2002 periods is attributable to the current economic recession and overall growth in the loan portfolio. In addition, management has identified one potential problem loan in the approximate amount of $5.7 million where the borrower’s ability to repay and the value of some of the collateral are both trending negatively. This loan’s negative trends also influenced management’s provision for loan losses in the 2002 third quarter and nine months. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.51% at September 30, 2002, compared to 1.45% at December 31, 2001.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2002 third quarter was $16.2 million, compared to $11.7 million for the 2001 third quarter, an increase of 37.9%. For the 2002 nine months, noninterest income increased to $42.8 million, compared to $35.0 million for the 2001 nine months, an increase of 22.4%. The components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, income on bank owned life insurance, and fees relating to the origination and sale of mortgage loans. Service charges on deposits for the 2002 third quarter and 2001 third quarter were $3.2 million and $2.3 million, respectively. For the 2002 nine months, service charge income increased to $8.8 million, from $6.9 million for the 2001 nine months. The increased service charges for each period of 2002 is attributable to service charge income earned on Farmers National transaction accounts (a purchase acquisition closed in the fourth quarter of 2001) and an increased number of transaction accounts at existing banks. Revenue from the investment division totaled $3.3 million in the 2002 third quarter, a slight increase over the $3.1 million recorded during the 2001 third quarter. During the 2002 nine months the investment division revenue totaled $8.9 million, a decrease of $0.7 million, or 7.5%, as compared to $9.6 million in the 2001 nine months. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers that include correspondent community banks and corporate customers. During 2001, the investment division had a record year benefiting from increased liquidity of community banks and falling interest rates, both of which led to increased demand for fixed income securities by its customers. Although lower than the 2001 nine months, the $8.9 million in investment division revenue recorded in the 2002 nine months remains relatively high as compared with historical levels. Securities brokerage and trust revenue increased 84.7%, to $3.9 million, in the 2002 third quarter, compared to $2.1 million in the 2001 third quarter. For the 2002 nine months, securities brokerage and trust revenue totaled $9.8 million, as compared to $6.6 million during the 2001 nine months, an increase of 47.6%. The increase in the securities brokerage and trust division revenue during each period of 2002 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. Insurance commissions totaled $0.7 million and $1.8 million, during the 2002 third quarter and 2002 nine months, respectively, as compared to $0.5 million and $1.5 million, recorded in the same periods during 2001. During the 2002 third quarter, Alabama National acquired two small insurance agencies. While neither of these acquisitions had a full three months’ revenue impact during the quarter, their addition contributed to the 2002 third quarter’s increased commissions. Fees generated from the origination and sale of mortgages increased to $2.8 million for the 2002 third quarter, from $2.0 million in the 2001 third quarter, representing a 44.3% increase. During the 2002 nine months mortgage fees increased to $7.4 million from $5.2 million during the 2001 nine months, an increase of 41.9%. This increase is primarily a result of declining interest rates and the impact the interest rate environment has on refinancing and new mortgage origination activity. Other noninterest income increased to $1.2 million for the 2002 third quarter, compared to $1.0 million during the 2001 third quarter. Other noninterest income increased to $3.6 million during the 2002 nine months, an increase of 9.9%, compared to $3.3 million recorded in the 2001 nine months.

Noninterest expense was $30.2 million for the 2002 third quarter, compared to $22.3 million for the 2001 third quarter. For the 2002 nine months, noninterest expense was $84.2 million, compared to $67.0 million for the 2001 nine months. The 2001 nine months includes $1.0 million of pre-tax merger-related charges associated with the acquisition of Peoples State Bank. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses and other expenses. Salaries and employee benefits were $15.8 million for the 2002 third quarter, compared to $11.0 million for the 2001 third quarter. For the 2002 nine months, salaries and employee benefits were $43.6 million, compared to $33.1 million in the 2001 nine months. The 2002 third quarter and nine months includes the salaries and employee benefit expense for Farmers National Bank of Opelika which was acquired during the fourth quarter of 2001 and accounted for as a purchase transaction. Also contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and increases in 401(k) matching expenses. Performance based (or bonus) compensation increases in the salaries and employee benefits category were also higher in the 2002 third quarter and nine months than in the same periods of 2001 due to the achievement of higher performance levels at virtually all of the Alabama National’s operating units. Commission based compensation was $4.3 million for the 2002 third quarter, compared to $3.1 million for the 2001 third quarter. For the 2002 nine months, commission based compensation was $11.3 million, compared to $8.9 million in the 2001 nine months. The increase in commission based compensation during these periods is attributable to increased production in the mortgage and securities brokerage and trust divisions, as a significant portion of the compensation in these divisions is production based. Occupancy and equipment expense totaled $3.0 million in the 2002 third quarter, compared to $2.4 million in the 2001 third quarter. Occupancy and equipment expense totaled $8.6 million in the 2002 nine months and $7.4 million in the 2001 nine months. A majority of the increase during these periods is due to the effect of the Farmers National acquisition, but also contributing to the increase is the effect of recent branch expansions. Other noninterest expense increased to $6.9 million in the 2002 third quarter, compared with $5.6 million in the 2001 third quarter. Other noninterest expense was $20.2 million in the 2002 nine months and $16.7 million in the 2001 nine months.

Because of an increase in pre-tax income, income tax expense was $4.2 million for the 2002 third quarter, compared to $3.5 million for the 2001 third quarter. For the 2002 nine months, income tax expense was $12.3 million, compared to $9.4 million for the 2001 nine months. The effective tax rates for the 2002 third quarter and the 2002 nine months were 31.8% and 31.7%, respectively, identical to the effective tax rates for the same periods of 2001. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Earning Assets

Loans comprised the largest single category of Alabama National’s earning assets on September 30, 2002. Loans, net of unearned income, were $2.17 billion, or 67.2% of total assets at September 30, 2002, compared to $1.96 billion, or 69.1% at December 31, 2001. Loans grew $206.2 million, or 10.5%, during the 2002 nine months, compared to the 2001 year-end. Average loans grew $294.9 million, or 16.5%, during the 2002 nine months, compared to the 2001 nine months. The following table details the composition of the loan portfolio by category at the dates indicated:

COMPOSITION OF LOAN PORTFOLIO
(Amounts in thousands, except percentages)

	September 30, 2002		December 31, 2001

	Amount	Percent of Total	Amount	Percent of Total

Commercial, financial and agricultural	$244,490	11.25%	$247,613	12.59%
Real estate:
Construction	305,948	14.08	231,369	11.76
Mortgage - residential	616,155	28.36	546,730	27.80
Mortgage - commercial	683,754	31.46	637,575	32.42
Mortgage - other	6,464.30		5,645.29
Consumer	82,099	3.78	82,909	4.22
Lease financing receivables	82,525	3.80	73,924	3.76
Securities brokerage margin loans	15,932.73		16,302.83
Other	135,504	6.24	124,564	6.33

Total gross loans	2,172,871	100.00%	1,966,631	100.00%

Unearned income	(2,471)		(2,462)

Total loans, net of unearned income	2,170,400		1,964,169
Allowance for loan losses	(32,674)		(28,519)

Total net loans	$2,137,726		$1,935,650

The carrying value of investment securities increased $12.8 million in the 2002 nine months, from $234.8 million at December 31, 2001, to $247.6 million at September 30, 2002. During the 2002 nine months, Alabama National purchased $102.7 million of investment securities and received $90.1 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale increased $47.1 million in the 2002 nine months from $332.9 million at December 31, 2001, to $380.0 million at September 30, 2002. Purchases of available for sale securities totaled $362.0, million and maturities, calls, and sales of available for sale securities totaled $304.0 million. Unrealized gains on available for sale securities totaled $2.5 million, net of income taxes, during the 2002 nine months.

Trading account securities, which had a balance of $1.4 million at September 30, 2002, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $43.8 million at September 30, 2002 and $32.2 million at December 31, 2001.

Deposits and Other Funding Sources

Deposits increased by $203.3 million from year-end 2001 to $2.27 billion at September 30, 2002. All categories of deposits experienced growth during the 2002 nine months. Average deposits grew $341.5 million, or 18.6%, during the 2002 nine months, compared to the 2001 nine months. Average deposits grew by more than ending deposits due to the December 14, 2001 Farmers National acquisition.

Federal funds purchased and securities sold under agreements to repurchase totaled $353.4 million at September 30, 2002, an increase of $113.3 million from December 31, 2001. The treasury, tax and loan account decreased to $1.7 million at September 30, 2002, compared with $3.5 million at December 31, 2001. Short-term borrowings at September 30, 2002 totaled $77.1 million, including a note payable to a third party bank of $19.1 million and advances from the Federal Home Loan Bank (“FHLB”) totaling $58.0 million.

Alabama National’s short-term borrowings at September 30, 2002 and December 31, 2001 are summarized as follows:

SHORT-TERM BORROWINGS
(Amounts in thousands)

	September 30, 2002	December 31, 2001

Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 2.565% and 2.68% at September 30, 2002 and December 31, 2001, respectively; collateralized by Alabama National’s stock in subsidiary banks.	$19,100	$16,350

FHLB debt due at various maturities ranging from December 2, 2002 through February 11, 2003; bearing interest at fixed and variable rates ranging from 2.13% to 4.4275% and 2.17% to 2.53% at September 30, 2002 and December 31, 2001, respectively; collateralized by FHLB stock and certain first mortgages. The total for September 30, 2002, includes $25 million that was classified as long-term at December 31, 2001.	53,000	47,000

FHLB open ended note payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 2.17% and 1.83% at September 30, 2002 and December 31, 2001, respectively; collateralized by FHLB stock and certain first mortgage loans.	5,000	5,000

Total short-term borrowings	$77,100	$68,350

Alabama National’s long-term debt at September 30, 2002 and December 31, 2001 is summarized as follows:

LONG-TERM DEBT
(Amounts in thousands)

	September 30, 2002	December 31, 2001

FHLB debt due at various maturities ranging from November 5, 2003 through November 7, 2011; bearing interest at fixed rates ranging from 2.17% to 6.00% at September 30, 2002 and December 31, 2001; convertible at the option of the FHLB at dates ranging from October 7, 2002 to November 7, 2006; collateralized by FHLB stock, certain first mortgage loans and pledged available for sale securities.	$174,000	$169,000

FHLB debt due February 11, 2003; interest rate varies with LIBOR and was 5.3275% at December 31, 2001; collateralized by FHLB stock and certain first mortgage loans. At September 30, 2002, note was classified as short-term.	—	25,000

Trust preferred securities due December 18, 2031; rate varies with LIBOR and was 5.42% and 5.60% at September 30, 2002 and December 31, 2001, respectively.	15,000	15,000

Various notes payable	12	554

Capital leases payable	62	77

	$189,074	$209,631

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At September 30, 2002, Alabama National had no loans past due 90 days or more and still accruing interest, as it is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan losses.

At September 30, 2002 and year-end 2001, nonperforming assets totaled $9.2 million. Nonperforming assets as a percentage of loans plus other real estate were 0.42% at September 30, 2002, compared to 0.47% at December 31, 2001. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS
(Amounts in thousands, except percentages)

	September 30, 2002	December 31, 2001

Nonaccrual loans	$7,380	$7,563
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	7,380	7,563

Other real estate owned	1,799	1,680

Total nonperforming assets	$9,179	$9,243

Allowance for loan losses to period-end loans	1.51%	1.45%

Allowance for loan losses to period-end nonperforming loans	442.74	377.09

Allowance for loan losses to period-end nonperforming assets	355.96	308.55

Net charge-offs to average loans (annualized)	0.04	0.09

Nonperforming assets to period-end loans and other real estate owned	0.42	0.47

Nonperforming loans to period-end loans	0.34	0.39

Net loan charge-offs for the 2002 nine months totaled $0.6 million or 0.04% (annualized) of average loans for the period. The allowance for loan losses as a percentage of total loans, net of unearned income, was 1.51% at September 30, 2002, compared to 1.45% at December 31, 2001. The following table analyzes activity in the allowance for loan losses for the 2002 nine months.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
For the Nine Months Ended September 30, 2002
(Amounts in thousands, except percentages)

Allowance for loan losses at beginning of period	$28,519

Charge-offs:
Commercial, financial and agricultural	1,193
Real estate - mortgage	895
Consumer	621

Total charge-offs	2,709

Recoveries:
Commercial, financial and agricultural	844
Real estate - mortgage	675
Consumer	619

Total recoveries	2,138

Net charge-offs	571

Provision for loan losses	4,726

Allowance for loan losses at end of period	$32,674

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 2002 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at September 30, 2002, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
(Amounts in thousands, except ratios)

	September 30, 2002

	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total

Assets:
Earning assets:
Loans (1)	$1,117,409	$227,842	$412,443	$454,161	$2,211,855
Securities (2)	47,439	103,381	239,684	220,703	611,207
Trading securities	—	—	—	1,429	1,429
Interest-bearing deposits in other banks	18,163	—	—	—	18,163
Funds sold	43,813	—	—	—	43,813

Total interest-earning assets	$1,226,824	$331,223	$652,127	$676,293	$2,886,467

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$136,924	$—	$—	$273,464	$410,388
Savings and money market deposits	171,726	—	—	213,777	385,503
Time deposits (3)	345,051	531,689	204,237	45,489	1,126,466
Funds purchased	353,361	—	—	—	353,361
Short-term borrowings (4)	75,844	3,000	—	—	78,844
Long-term debt	110,005	59,010	15,021	5,038	189,074

Total interest-bearing liabilities	$1,192,911	$593,699	$219,258	$537,768	$2,543,636

Period gap	$33,913	$(262,476)	$432,869	$138,525

Cumulative gap	$33,913	$(228,563)	$204,306	$342,831	$342,831

Ratio of cumulative gap to total earning assets	1.17%	-7.92%	7.08%	11.88%

______________

(1)	Excludes nonaccrual loans of $7,380,000

(2)	Excludes available for sale equity securities of $16,400,000

(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(4)	Includes treasury, tax and loan account of $1,744,000

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. Alabama National is liability sensitive through the one year time frame, except for the zero through three month period. However, Alabama National’s gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Accordingly, management believes that a liability -sensitive gap position is not as indicative of Alabama National’s true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At September 30, 2002, mortgage backed securities with a carrying value of $488.1 million, or 15.1% of total assets, and essentially every loan, net of unearned income, (totaling $2.17 billion, or 67.2% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $2.27 billion, or 70.3% of total assets, at September 30, 2002. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher than current levels. Alabama National’s spread is also impacted by the shape of the yield curve, which is a measure of the difference between rates at different maturities. A steep yield curve, implying higher long term rates and lower short term rates, would generally result in a higher net interest margin for Alabama National. As prevailing rates reduce, the spread tends to compress as rates paid on deposit and other liability categories approach their lower limits, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely effects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from rates in effect during the 2002 third quarter. Due to the current low interest rate environment, Alabama National’s net interest income would decrease significantly if prevailing interest rates were to further decrease 100 or 200 basis points. The current rates paid on interest-bearing accounts cannot decrease below zero, yet rates earned on loans can experience a decrease in the falling rate scenarios, and the interest rate spread would therefore compress. As stated above (see “Net Income”), Management expects that the November 6, 2002 reduction in the Federal Funds rate will result in some contraction in the Company’s net interest spread and net interest margin, as earning asset rates are likely to decline more than interest bearing liability costs. In response to the Federal Reserve announcement, management was successful in matching the 0.50% rate cut in several liability categories and in cutting rates by lesser amounts in other liability categories. As such, management does not expect that the November 6, 2002 Federal Funds rate cut of 0.50% will result in a reduction in the net interest margin equivalent to half of the reduction indicated in the simulation analysis results summarized in the Market Risk table below. However, many of the lower yielding liability accounts are approaching or have now reached their effective floors, and management expects that a subsequent reduction in the Federal Funds rate will result in approximately the net interest spread compression indicated in the table below. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results of the future impact of market risk on Alabama National’s net interest margin, may differ from that found in the table.

MARKET RISK
(Amounts in thousands)

	As of September 30, 2002		As of December 31, 2001

Change in Prevailing Interest Rates (1)	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount

+200 basis points	$124,197	5.36%	$117,465	5.47%

+100 basis points	122,849	4.21	115,562	3.76

0 basis points	117,883	—	111,375	—

-100 basis points	93,630	(20.57)	101,536	(8.83)

-200 basis points	87,923	(25.42)	96,871	(13.02)

______________

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan to deposit ratio was 95.6% at September 30, 2002, compared to 95.0% at year-end 2001. Alabama National’s liquid assets as a percentage of total deposits were 7.1% at September 30, 2002, compared to 5.9%

at year-end 2001. At September 30, 2002, Alabama National had unused federal funds lines of approximately $55.7 million, unused lines at the Federal Home Loan Bank of $324.3 million and an unused credit line with a third party bank of $15.9 million. Alabama National also has access to approximately $149.6 million via a credit facility with the Federal Reserve Bank of Atlanta. At September 30, 2002 and year-end 2001, there were no outstanding borrowings under this Federal Reserve credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $20.7 million from December 31, 2001, to $228.6 million at September 30, 2002. This increase was attributable to the following components (in thousands):

Net income	$26,408
Dividends	(9,269)
Issuance of stock from treasury	26
Additional paid in capital related to stock based compensation	1,048
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	2,486

Net increase	$20,699

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at September 30, 2002. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at September 30, 2002:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage

Alabama National BanCorporation	9.41%	10.66%	7.19%

National Bank of Commerce of Birmingham	9.48	10.70	7.59
Alabama Exchange Bank	13.29	14.55	7.35
Bank of Dadeville	12.59	13.84	7.83
Citizens & Peoples Bank, N.A	9.76	11.01	7.11
Community Bank of Naples, N.A	9.30	10.55	7.19
First American Bank	9.01	10.27	7.38
First Citizens Bank	14.03	15.28	7.02
First Gulf Bank	10.11	11.36	7.19
Georgia State Bank	11.79	13.04	7.69
Public Bank	10.12	11.37	8.37
Peoples State Bank	10.88	12.14	7.41
Required minimums	4.00	8.00	4.00

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk”.

Item 4 – Controls and Procedures

Within the 90 days prior to this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in our periodic SEC filings. There have been no significant changes in Alabama National internal controls or in other factors that could significantly affect these controls subsequent to the date Alabama National completed its evaluation.

Part II Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit 3.1	– Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

Exhibit 3.2	– Bylaws (filed as an Exhibit to Alabama National’s Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

Exhibit 11	– Computation of Earnings Per Share

Exhibit 99.1	– Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	– Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: November 13, 2002	/s/ JOHN H. HOLCOMB, III

John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: November 13, 2002	/s/ WILLIAM E. MATTHEWS, V.

William E. Matthews, V, its Executive Vice President and Chief Financial Officer

CERTIFICATION

I, John H. Holcomb, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alabama National BanCorporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JOHN H. HOLCOMB, III

John H. Holcomb, III, its Chairman and Chief Executive Officer

CERTIFICATION

I, William E. Matthews, V, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alabama National BanCorporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ WILLIAM E. MATTHEWS, V

William E. Matthews, V, its Executive Vice President and Chief Financial Officer