Form 10-K
period 2002-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2003-03-19
CIK 926966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 0-25160

ALABAMA NATIONAL BANCORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-1114426
(State of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1927 First Avenue North, Birmingham, AL 35203-4009

(Address of principal executive offices) (Zip Code)

(205) 583-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒     No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant at June 28, 2002 was $425,954,249.

As of March 12, 2003 the registrant had outstanding 12,369,274 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

The definitive Proxy Statement for the 2003 Annual Meeting of Alabama National BanCorporation’s Stockholders is incorporated by reference into Part III of this report.

*	Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 30, 2003 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Alabama National BanCorporation (the “Company” or “Alabama National”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Alabama National may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect Alabama National’s current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

(5)    The impact of terrorist activities on the national economy and money markets, particularly in light of the September 11, 2001 terrorist attacks in New York City and Washington, D.C.; and

(6)    The ability of Alabama National to achieve the expected operating results related to the acquired operations of recently-completed and future acquisitions (if any), which depends on a variety of factors, including (i) the ability of Alabama National to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to Alabama National’s corporate culture, including the ability to instill Alabama National’s credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which Alabama National operates consistent with recent historical experience, (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) Alabama National’s ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of Alabama National. Any such statement speaks only as of the date the statement was made. Alabama National undertakes no obligation to update or revise any forward looking statements.

PART I

ITEM 1.    BUSINESS

Alabama National BanCorporation (“Alabama National” or “ANB”) is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). Alabama National is currently the parent of three national banks, National Bank of Commerce of Birmingham (“NBC”) (Birmingham, Alabama and the Birmingham metropolitan area), Citizens & Peoples Bank, National Association (Pensacola, Florida), and Community Bank of Naples, National Association (Naples, Florida); three state member banks, Alabama Exchange Bank (Tuskegee, Alabama), Bank of Dadeville (Dadeville, Alabama) and First Gulf Bank (Baldwin County, Alabama); and five state nonmember banks, First American Bank (Decatur/Huntsville and Auburn/Opelika, Alabama), Public Bank (Metropolitan Orlando and Vero Beach, Florida), Georgia State Bank (Mableton, Georgia), First Citizens Bank, (Talladega, Alabama) and Peoples State Bank of Groveland (Lake County, Florida) (collectively the “Banks”). In addition, Alabama National is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); and one insurance agency, ANB Insurance Services, Inc. (headquartered in Decatur, Alabama).

Recent Developments

Potential Acquisition of Millennium Bank.

On January 28, 2002, Alabama National entered into an Agreement and Plan of Merger with Millennium Bank of Gainesville, Florida (the “Millennium Merger Agreement”). Millennium Bank had assets of approximately $99 million and deposits of approximately $83 million as of December 31, 2002. Pursuant to the Millennium Merger Agreement, Millennium Bank will merge with a newly formed subsidiary of Alabama National and will thereby become a wholly-owned subsidiary of Alabama National. The Millennium Merger Agreement provides that upon the merger, Millennium Bank shareholders will receive approximately $1.52 in cash and 0.63115 shares of Alabama National common stock for each Millennium Bank share. Upon a decline in Alabama National’s share price and subject to certain limits, Millennium Bank shareholders will receive additional cash consideration. In addition, Millennium Bank shareholders have the option to receive additional cash, subject to certain limits, rather than shares of Alabama National common stock. Assuming no such share price decline and assuming no Millennium Bank shareholders elect to receive cash rather than Alabama National’s common stock, Millennium Bank shareholders will receive in the aggregate approximately $1.12 million in cash and 520,000 Alabama National shares and share equivalents. The merger is subject to regulatory approval, Millennium Bank shareholder approval and certain other conditions. Alabama National expects the transaction to close in the second quarter of 2003.

Subsidiary Banks

Alabama National operates through eleven subsidiary Banks which have a total of 66 banking offices and three insurance offices (where no banking is conducted) in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending, and equipment leasing to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. NBC offers trust services, investment services and securities brokerage services. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler’s checks, money orders and cashier’s checks.

Lending Activities

General

Through the Banks, Alabama National offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks’ market areas. Alabama National’s total loans and leases, net of unearned interest, at December 31, 2002, were approximately $2.2 billion, or approximately 72.2% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Alabama National has no “foreign loans” or loans for “highly leveraged transactions,” as such terms are defined by applicable banking regulations.

Loan and Lease Portfolio

Real Estate Loans.    Loans secured by real estate are the primary component of Alabama National’s loan portfolio, constituting approximately $1.6 billion, or 74.4 % of total loans and leases, net of unearned interest, at December 31, 2002. The Banks often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. The Banks’ real estate loan portfolio is comprised of commercial and residential mortgages. Residential mortgages held in the Banks’ loan portfolio, both fixed and variable, are made based upon amortization schedules of up to 30 years but generally have maturity dates of five years or less. The Banks’ commercial mortgages accrue at either variable or fixed rates. The variable rates approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for most loans secured by real estate. The Banks’ primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have terms of five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule.

The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 2002, the Banks sold approximately $600 million in loans to such purchasers.

The Banks’ nonresidential mortgage loans include commercial, industrial and unimproved real estate loans. The Banks generally require nonresidential mortgage loans to have an 80% loan-to-value ratio and usually underwrite their commercial loans on the basis of the borrower’s cash flow and ability to service the debt from earnings, rather than on the basis of the value of the collateral. Terms on construction loans are usually less than twelve months, and the Banks typically require real estate mortgages and personal guarantees supported by financial statements and a review of the guarantor’s personal finances.

Consumer Loans.    Consumer lending includes installment lending to individuals in the Banks’ market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $78.3 million, or 3.6% of Alabama National’s loan portfolio at December 31, 2002. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

Commercial and Financial Loans.    The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan to value ratio. Historically, the Banks have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory, and up to 100% on loans secured by equipment. The Banks also make some unsecured commercial loans and offer equipment leasing. Commercial and financial loans constituted $253.6 million, or 11.6% of Alabama National’s loan portfolio at December 31, 2002. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

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

Alabama National addresses repayment risks by adhering to internal credit policies and procedures which all of the Banks have adopted. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. The point in each Bank’s loan approval process at which a loan is approved depends on the size of the borrower’s credit relationship with such Bank. Each of the lending officers at each of the Banks has the authority to approve loans up to an approved loan authority amount as approved by each Bank’s Board of Directors. Loans in excess of the highest loan authority amount at each Bank must be approved by Alabama National’s President and Chief Operating Officer. In addition, loans in excess of a particular loan officer’s approval authority must be approved by a more senior officer at the particular Bank, the loan committee at such Bank, or both.

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

Alabama National’s Loan Review Department (“LRD”), which is wholly independent of the lending function, serves as a validation of each loan officer’s risk monitoring and rating system. LRD’s primary function is to provide the Board of Directors of each Bank with a thorough understanding of the credit quality of such Bank’s loan portfolio. Other review requirements are in place to provide management with early warning systems for problem credits as well as compliance with stated lending policies. LRD’s findings are reported, along with an asset quality review, to the Alabama National Board of Directors at each bi-monthly meeting.

Deposits

The principal sources of funds for the Banks are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts which customers use for cash management and which provide the Banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Banks are certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in the Banks’ market areas.

Deposit rates are reviewed weekly by senior management of each of the Banks. Management believes that the rates the Banks offer are competitive with those offered by other institutions in the Banks’ market areas. Alabama National focuses on customer service to attract and retain deposits.

Investment Services

NBC operates an investment department devoted primarily to handling correspondent banks’ investment needs. Services provided by the investment department include the sale of securities, asset/liability consulting, safekeeping and bond accounting.

Securities Brokerage and Trust Division

NBC’s wholly owned subsidiary, NBC Securities, Inc. (“NBC Securities”), is licensed as a broker-dealer. Started in 1995, NBC Securities provides investment services to individuals and institutions. These services include the sale of stocks, bonds, mutual funds, annuities, margin loans, other insurance products and financial planning. NBC Securities has a total of 58 investment advisors located in the following markets: Auburn/Opelika, Birmingham, Decatur, Fairhope, Foley, Gadsden, Gulf Shores, Huntsville, and Mobile, Alabama; Clermont, Naples, Pensacola, and Tallahassee, Florida; Atlanta and Mableton, Georgia; Central City, Kentucky; and Franklin and Nashville, Tennessee. NBC also operates a trust division that manages the assets of both corporate and individual customers located primarily in the Birmingham, Alabama market. The division’s corporate trust services include managing and servicing retirement plan accounts such as pension, profit sharing and 401(k) plans.

Mortgage Lending Division

Substantially all of the Banks operate mortgage lending divisions that make home loans to individuals located in the markets served by the Banks. The majority of these loans are sold to corporate investors, who also service the loans.

Insurance Services Division

Alabama National’s First American Bank subsidiary purchased an existing insurance agency, Rankin Insurance Services, Inc., in 1999. Rankin Insurance, now operating under the name ANB Insurance Services Inc., is a full service independent property and casualty insurance agency headquartered in Decatur, Alabama.

Competition

The Banks encounter strong competition in making loans, acquiring deposits and attracting customers for investment and trust services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. The Banks compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Alabama and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Banks do not currently provide. In addition, many of Alabama National’s non-bank competitors are not subject to the same extensive federal regulations that govern bank or thrift holding companies and federally insured banks or thrifts.

The Gramm-Leach-Bliley Act, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. See “Supervision and Regulation.” Under the Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, which represents the most sweeping reform of financial services regulation in over sixty years, may significantly change the competitive environment in which Alabama National and the Banks conduct business. At this time, however, it is not possible to predict the full effect that the Act will have on Alabama National. One consequence may be increased competition from large financial services companies that will be permitted to provide many types of financial services, including bank products, to their customers.

The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized bank holding companies to acquire banks and other bank holding companies without geographic limitations beginning September 30, 1995. In addition, beginning on June 1, 1997, the IBBEA authorized interstate mergers and consolidations of existing banks, provided that neither bank’s home state had opted out of interstate branching by May 31, 1997. The States of Alabama, Georgia and Florida have opted in to interstate branching. Interstate branching provides that once a bank has established branches in a state through an interstate merger, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal or state law.

Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Alabama and the southeast region. Some of Alabama National’s competitors still maintain substantially greater resources and lending limits than Alabama National. As a result, Alabama National has not generally attempted to compete for the banking relationships of large corporations, and generally concentrates its efforts on small to medium-sized businesses and individuals to which Alabama National believes it can compete effectively by offering quality, personal service. However, management believes it may be able to compete more effectively for the business of some large corporations, given its current growth pattern.

Management believes that the Banks’ commitment to their respective primary market areas, as well as their commitment to quality and personalized banking services, are factors that contribute to the Banks’ competitiveness. Management believes that Alabama National’s decentralized community banking strategy positions the Banks to compete successfully in their market areas.

Market Areas and Growth Strategy

Through NBC, Alabama National serves the metropolitan Birmingham market, which includes portions of Jefferson, Shelby and St. Clair Counties. Alabama National’s First American Bank subsidiary serves Morgan, Limestone and Madison Counties in north Alabama and Lee County in east central Alabama. First American’s largest market presence is in Decatur, Alabama, which has demonstrated a growing economic base in recent years. First American also acquired two branches in Huntsville, Alabama from another bank holding company during 2000 and has experienced significant growth in this market. First American entered the Lee County market, which includes the communities of Auburn and Opelika, with the December 2001 acquisition of Farmers National Bancshares, Inc. Lee County is also one of Alabama’s higher growth counties. Through First Gulf Bank, Alabama National serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Baldwin County includes the popular tourism and retirement resort communities of Gulf Shores and Fairhope. Shelby, Baldwin, Lee and St. Clair Counties have been named in statistical surveys as four of the fastest growing counties in Alabama.

In 1997, Alabama National expanded outside of Alabama with the opening of Citizens & Peoples Bank, N.A. in Escambia County, Florida. In 1998, Alabama National further expanded its presence in markets outside of Alabama with two acquisitions in Florida and one in Georgia. Public Bank is located in the fast-growing greater Orlando area, with offices in Altamonte Springs, Kissimmee and St. Cloud, Florida. Public Bank also expanded to the Atlantic Coast in September 2001 with the opening of its first branch office in Vero Beach, Florida, followed by the opening of a second branch office in Vero Beach in late 2002. Community Bank of Naples, N.A., located in Collier County, Florida, and Georgia State Bank, located in the greater-Atlanta counties of Cobb, Douglas and Paulding, are located in markets that are among the fastest growing in their respective states. Effective January 31, 2001, Alabama National expanded its presence in the greater-Orlando area with the acquisition of Peoples State Bank of Groveland (“Peoples State Bank”). Peoples State Bank serves customers in the communities of Groveland, Leesburg and Clermont, Florida. The other Banks, First Citizens, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. Each of these three Banks, while experiencing minimal growth due to market growth that has not been significant, typically operates at a high level of profitability. As a result, these Banks tend to produce capital for growth in many of the high growth markets served by the other Banks. Alabama National’s strategy is to focus on growth in profitability for these non-metropolitan banks, since market growth has not been as significant.

Due to continuing consolidation within the banking industry, as well as in the Southeastern United States, Alabama National may in the future seek to combine with other banks or thrifts (or their holding companies) that may be of smaller, equal or greater size than Alabama National. Alabama National currently intends to concentrate on acquisitions of additional banks or thrifts (or their holding companies) which operate in attractive market areas in Alabama, Florida and Georgia. In addition to price and terms, the factors considered by Alabama National in determining the desirability of a business acquisition or combination are financial condition, asset quality, earnings potential, quality of management, market area and competitive environment. As noted above under the heading “Recent Developments,” Alabama National has entered into a Merger Agreement for the acquisition of Millennium Bank of Gainesville, Florida. The Gainesville market is the home of the University of Florida and has shown substantial growth over the last several years.

In addition to expansion through combinations with other banks or thrifts, Alabama National intends to continue to expand where possible through growth of its existing banks in their respective market areas. During 1998, NBC formed a commercial leasing division which currently focuses on machinery and equipment leases to business customers. Also, Alabama National is exploring expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to Alabama National. During 1999, First American Bank acquired Rankin Insurance Services, Inc. (now known as ANB Insurance Services, Inc.), a full service independent property and casualty insurance agency located in Decatur, Alabama. ANB Insurance Services completed the acquisition of two additional insurance agencies in 2002, one headquartered in Birmingham, Alabama, and one headquartered in Groveland, Florida. ANB Insurance Services has agents in most of the markets serviced by the Banks. While Alabama National plans to continue its growth as described above, there is no assurance that its efforts will be successful.

Employees

As of December 31, 2002, Alabama National and the Banks together had approximately 1,195 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. Alabama National considers its relations with its employees to be good.

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

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following in December 1991 with the Federal Deposit Insurance Corporation Act (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry and additional changes have been proposed. The operations of Alabama National and the Banks may be affected by legislative changes and the policies of various regulatory authorities. Alabama National is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

As a bank holding company, Alabama National is subject to the regulation, examination and supervision of the Federal Reserve. The Banks are subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Alabama National and the Banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

The Federal Reserve has adopted rules to incorporate market and interest rate risk components into its risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under these market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, investments in or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks’ “affiliates” are Alabama National and Alabama National’s non-bank subsidiaries.

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

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Each of the Banks received at least a satisfactory rating in its most recent evaluation.

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

FDIC regulations require that management report on its responsibility for preparing its institution’s financial statements and for establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness.

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

The Gramm-Leach-Bliley Act broadly defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve has determined to be closely related to banking. The Act also permits the Federal Reserve, in consultation with the Department of Treasury, to determine that other activities are “financial in nature” and therefore permissible for financial holding companies. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature

(other than insurance underwriting, insurance company portfolio investment, merchant banking, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank at issue has a CRA rating of satisfactory or better. Bank holding companies that have not become financial holding companies are prohibited from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Alabama National has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

John H. Holcomb, III—Age 51—Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of Alabama National since 1996. Mr. Holcomb has been Chief Executive Officer of NBC since 1990.

Richard Murray, IV—Age 40—President and Chief Operating Officer. Mr. Murray has served as President and Chief Operating Officer of Alabama National since 2000. Prior to such time, Mr. Murray served as Executive Vice President of Alabama National beginning 1998 and Executive Vice President of NBC beginning 1997. Mr. Murray served as Senior Vice President of NBC from 1990 until 1997.

William E. Matthews, V—Age 38—Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of Alabama National and NBC since 1998. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996.

Victor E. Nichol, Jr.—Age 56—Vice Chairman. Mr. Nichol has served as Vice Chairman of Alabama National since 2000. Prior to such time, Mr. Nichol served as President and Chief Operating Officer of Alabama National beginning in 1996. Mr. Nichol has been Executive Vice President of NBC since 1994.

Dan M. David—Age 57—Vice Chairman. Mr. David has served as Vice Chairman of Alabama National since November 30, 1997 when First American Bancorp merged with and into Alabama National. Mr. David serves as Chairman and Chief Executive Officer of First American Bank, positions he has held since 1995. Mr. David served as Chairman and Chief Executive Officer of First American Bancorp from 1995 through 1997.

John R. Bragg—Age 41—Executive Vice President. Mr. Bragg has served as Executive Vice President of Alabama National since 1998 and Executive Vice President of NBC since 1997. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

Shelly S. Williams—Age 40—Senior Vice President and Controller. Ms. Williams has served as Senior Vice President and Controller of Alabama National and NBC since 2000. Prior to such time, Ms. Williams served as Vice President and Controller of NBC from 1997 through 2000, and as Assistant Vice President and Assistant Controller of NBC from 1996 to 1997.

Company Website

Alabama National’s website address is www.alabamanational.com. Alabama National makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been filed with or furnished to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Alabama National, through the Banks, currently operates 66 banking offices and three insurance offices. Of these offices, Alabama National, through the Banks, owns 56 banking offices without encumbrance and leases an additional 10 banking offices and its three insurance offices. Alabama National, through NBC, leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 7 and 10 to the Consolidated Financial Statements of Alabama National and Subsidiaries included in this Annual Report on Form 10-K beginning at page F-1 for additional information regarding Alabama National’s premises and equipment.

ITEM 3.    LEGAL PROCEEDINGS

Alabama National, in the normal course of business, is subject to various pending and threatened litigation. Although it is not possible to determine at this point in time, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on Alabama National’s financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

PART II

ITE[]M 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 12, 2003 Alabama National had 1,496 stockholders of record (including shares held in “street” names by nominees who are record holders) and 12,369,274 shares of Alabama National Common Stock outstanding. Alabama National Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ/NMS under the symbol “ALAB.”

The reported sales price range for Alabama National Common Stock and the dividends declared during each calendar quarter of 2001 and 2002 are shown below:

	High	Low	Dividends Declared
2001
First Quarter	$32.00	$22.50	$.23
Second Quarter	32.45	27.50	.23
Third Quarter	34.99	25.51	.23
Fourth Quarter	35.68	30.04	.23

2002
First Quarter	$37.00	$31.60	$.25
Second Quarter	44.27	35.45	.25
Third Quarter	46.46	35.52	.25
Fourth Quarter	48.23	39.74	.25

As a bank holding company, Alabama National, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Banks as the source of income to meet its expenses and pay dividends. Under normal circumstances, Alabama Nationals’ ability to pay dividends will depend entirely on the ability of the Banks to pay dividends to Alabama National. The Banks are subject to state and federal banking regulations, and the payment of dividends by the Banks is governed by such regulations.

The last reported sales price of Alabama National Common Stock as reported on the NASDAQ/NMS on March 12, 2003 was $42.00. The prices shown do not reflect retail mark-ups and mark-downs. The market makers for Alabama National Common Stock as of December 31, 2002, were Morgan, Stanley & Co., Inc., Raymond James & Associates, Inc., Legg Mason Wood Walker Inc., Speer, Leeds & Kellogg, Keefe, Bruyette & Woods, Inc., Trident Securities, Inc., Herzog, Heine, Geduld, Inc., Instinet Corporation, RediBook ECN LLC, Knight Securities L.P., Archipelago L.L.C., Island System Corporation, MARKETXT, Inc., Hoefer & Arnett, Incorporated, THE BRUT ECN, LLC, Merrill Lynch, Weeden and Co., Inc., Cincinnati Stock Exchange, The Robinson Humphrey Co., Goldman, Sachs & Co., FTN Financial Securities Corp., NDB Capital Markets, B-Trade Services LLC, Deutsche Banc Alex Brown, Sandler O’Neill & Partners, Susquehanna Capital Group, Ladenburg, Thalmann & Co., MarketTXT—Special Account, and Sterne, Agee & Leach.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except ratios and per share data)

	Year Ended December 31,
	2002	2001(1)	2000(1)	1999(1)	1998(1)
Income Statement Data:
Interest income	$178,147	$179,537	$171,222	$133,106	$121,713
Interest expense	65,313	90,393	90,987	62,307	59,064

Net interest income	112,834	89,144	80,235	70,799	62,649
Provision for loan and lease losses	7,956	3,946	2,506	2,107	1,796

Net interest income after provision for loan and lease losses	104,878	85,198	77,729	68,692	60,853
Net securities gains (losses)	35	246	(119)	196	187
Noninterest income	61,129	48,461	33,466	31,120	29,963
Noninterest expense	113,577	92,233	74,111	65,860	64,401

Income before income taxes	52,465	41,672	36,965	34,148	26,602
Provision for income taxes	16,735	13,232	11,421	10,817	8,504

Income before minority interest in earnings of consolidated subsidiary	35,730	28,440	25,544	23,331	18,098
Minority interest in earnings of consolidated subsidiary	28	25	26	25	23

Net income	$35,702	$28,415	$25,518	$23,306	$18,075

Balance Sheet Data:
Total assets	$3,316,168	$2,843,467	$2,358,285	$2,025,503	$1,751,724
Earning assets	3,034,980	2,612,806	2,140,562	1,811,312	1,563,967
Securities	700,333	567,688	386,059	353,923	333,898
Loans held for sale	51,030	36,554	5,226	8,615	19,047
Loans and leases, net of unearned income	2,191,394	1,964,169	1,710,810	1,403,489	1,147,100
Allowance for loan and lease losses	32,704	28,519	22,368	19,111	17,465
Deposits	2,330,395	2,066,759	1,807,095	1,529,251	1,345,017
Short-term debt	152,100	68,350	91,439	24,389	21,700
Long-term debt	240,065	209,631	83,926	124,005	32,328
Stockholders’ equity	234,492	207,886	171,604	146,280	138,515
Weighted Average Shares Outstanding—Diluted(2)	12,683	12,141	11,973	12,008	11,908

Per Common Share Data:
Net income—diluted	$2.81	$2.34	$2.13	$1.94	$1.52
Book value (period end)	18.95	16.84	14.56	12.40	11.83
Tangible book value (period end)	17.28	15.31	13.34	11.49	11.13
Dividends declared	1.00	0.92	0.84	0.72	0.60

Performance Ratios:
Return on average assets	1.18%	1.12%	1.17%	1.26%	1.09%
Return on average equity	16.01	15.40	16.29	16.11	13.57
Net interest margin(3)	4.07	3.83	4.03	4.23	4.28
Net interest margin (taxable equivalent) (3)	4.11	3.88	4.08	4.30	4.35

Asset Quality Ratios:
Allowance for loan and lease losses to period end loans(4)	1.49%	1.45%	1.31%	1.36%	1.52%
Allowance for loan and lease losses to period end nonperforming loans(5)
	318.07	377.09	614.17	431.11	330.78
Net charge-offs to average loans and leases(4)	0.18	0.09	0.04	0.04	0.01
Nonperforming assets to period end loans and leases and foreclosed property(4)(5)	0.59	0.47	0.30	0.38	0.57

Capital and Liquidity Ratios:
Average equity to average assets	7.36%	7.28%	7.16%	7.80%	8.03%
Leverage (4.00% required minimum)(6)	7.52	7.61	6.83	7.23	7.51
Risk-based capital
Tier 1 (4.00% required minumum)(6)	10.00	9.92	8.86	9.46	10.18
Total (8.00% required minimum)(6)	11.26	11.17	10.11	10.70	11.43
Average loans and leases to average deposits	96.44	97.74	94.04	89.00	83.00

(1)	On January 31, 2001, Peoples State Bank of Groveland (“PSB”) merged with a newly formed subsidiary of Alabama National, whereby PSB became a wholly owned subsidiary of Alabama National (“the PSB Merger”). On December 31, 1998, Community Bank of Naples, N.A. (“Naples”) merged with and into a subsidiary of Alabama National (the “Naples Merger”). On October 2, 1998, Community Financial Corporation (“CFC”) merged with and into Alabama National (the “CFC Merger”). On May 29, 1998, Public Bank Corporation (“PBC”) merged with and into Alabama National (the “PBC Merger”). Because these mergers were accounted for as pooling-of-interests, the historical Five-Year Summary of Selected Financial Data for all periods have been restated to include the results of operations of PSB, Naples, CFC, and PBC from the earliest period presented, except for dividends per common share. (See Note 2 to Alabama National’s consolidated financial statements included in this Annual Report).

(2)	The weighted average common shares include those of PSB, Naples, CFC and PBC at the applicable exchange ratios.

(3)	Net interest income divided by average earning assets.

(4)	Does not include loans held for sale.

(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest. It is Alabama National’s policy to place all loans on nonaccrual status when over ninety days past due.

(6)	Based upon fully phased-in requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of the consolidated financial condition of Alabama National BanCorporation (“Alabama National”) and results of operations as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of Alabama National conform with accounting principles generally accepted in the United States of America and with general financial service industry practices.

The historical consolidated financial statements of Alabama National and the “FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA” derived from the historical consolidated financial statements of Alabama National are set forth elsewhere herein. This discussion should be read in conjunction with those consolidated financial statements and selected consolidated financial data and the other financial information included in this Annual Report.

Selected Bank Financial Data

Alabama National’s success is dependent upon the financial performance of its subsidiary banks (the “Banks”). Alabama National, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 2002 and 2001 for each of the Banks.

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2002
	National Bank of Commerce	Alabama Exchange Bank	Bank of Dadeville	Citizens & Peoples Bank, N.A.	First American Bank	First Citizens Bank	First Gulf Bank	Peoples State Bank	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.
Summary of Operations:
Interest income	$56,945	$4,794	$4,605	$5,129	$46,662	$6,008	$11,965	$9,437	$7,861	$14,708	$10,858
Interest expense	21,387	1,193	1,465	1,733	17,387	2,055	4,083	3,366	2,891	5,412	3,717
Net interest income	35,558	3,601	3,140	3,396	29,275	3,953	7,882	6,071	4,970	9,296	7,141
Provision for loan and lease losses	3,763	133	40	270	400	20	630	789	700	490	721
Securities gains	—	—	—	—	6	—	29	—	—	—	—
Noninterest income	36,464	643	733	795	12,624	917	3,668	1,284	2,131	2,569	1,233
Noninterest expense	47,392	2,370	1,823	2,349	27,850	2,334	7,108	4,000	3,952	6,601	3,552
Net income	14,292	1,190	1,402	988	9,258	1,901	2,524	1,733	1,525	3,179	2,581

Balance Sheet Highlights:
At Period-End:
Total assets	$1,283,862	$78,193	$73,029	$92,564	$769,660	$103,371	$218,568	$151,804	$141,564	$228,543	$206,947
Securities	340,013	26,300	20,715	13,180	96,168	45,817	28,240	35,412	21,830	52,420	20,158
Loans and leases, net of unearned income	746,271	39,564	45,008	69,189	571,066	42,366	161,793	100,255	102,750	142,404	169,808
Allowance for loan and lease losses	10,417	668	644	975	9,335	615	2,263	1,810	1,564	2,013	2,400
Deposits	691,675	66,157	59,839	75,037	618,990	84,418	171,784	134,088	120,922	176,295	143,897
Short-term debt	60,000	—	—	4,000	28,000	7,000	17,000	4,000	—	—	13,000
Long-term debt	111,056	5,000	5,000	3,000	37,009	4,000	11,000	—	8,000	15,000	16,000
Stockholders' equity	88,270	6,396	5,765	6,578	70,200	7,297	15,927	11,225	11,254	18,412	15,081

Performance Ratios:
Return on average assets	1.28%	1.51%	1.93%	1.17%	1.28%	1.95%	1.21%	1.20%	1.22%	1.39%	1.41%
Return on average equity	16.70	18.18	23.66	16.62	13.95	25.19	16.79	16.01	15.76	18.31	20.54
Net interest margin	3.44	5.05	4.75	4.39	4.46	4.41	4.13	4.51	4.30	4.41	4.48

Capital and Liquidity Ratios:
Average equity to average assets	7.69	8.33	8.17	7.02	9.19	7.72	7.23	7.52	7.73	7.57	6.86
Leverage (4.00% required minimum)	7.51	7.27	7.91	7.17	7.48	7.00	7.30	7.15	8.05	7.45	7.40
Risk-based capital
Tier 1 (4.00% required minimum)	9.96	13.35	12.54	9.74	9.14	13.50	10.06	11.00	9.88	11.59	9.60
Total (8.00% required minimum)	11.14	14.61	13.79	11.00	10.39	14.71	11.31	12.26	11.13	12.85	10.85
Average loans and leases to average deposits	119.67	59.27	75.73	88.42	92.72	52.22	96.14	81.81	86.16	75.56	112.07

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2001
	National Bank of Commerce	Alabama Exchange Bank	Bank of Dadeville	Citizens & Peoples Bank, N.A.	First American Bank	First Citizens Bank	First Gulf Bank	Peoples State Bank	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.
Summary of Operations:
Interest income	$66,266	$5,326	$5,254	$4,340	$37,547	$6,653	$12,897	$10,417	$7,222	$14,936	$10,144
Interest expense	35,830	1,811	2,285	2,529	18,537	3,189	5,936	4,903	3,480	7,305	4,607
Net interest income .	30,436	3,515	2,969	1,811	19,010	3,464	6,961	5,514	3,742	7,631	5,537
Provision for loan and lease losses	1,100	160	87	242	510	20	537	225	340	350	375
Securities gains	140	—	—	—	15	—	—	—	—	11	80
Noninterest income	29,745	681	660	422	8,065	804	2,900	1,040	1,406	2,149	1,038
Noninterest expense	41,513	2,252	1,651	1,578	17,915	2,124	5,924	4,251	3,131	5,343	3,152
Net income	12,299	1,225	1,353	275	5,918	1,638	2,224	1,293	1,051	2,733	2,000

Balance Sheet Highlights:
At Period-End:
Total assets	$1,080,094	$75,982	$69,833	$76,518	$691,692	$93,907	$189,176	$133,143	$111,825	$219,461	$159,297
Securities	238,484	25,459	14,108	14,307	95,977	41,340	16,638	19,522	19,637	66,616	15,520
Loans and leases, net of unearned income .
	710,418	39,063	48,770	52,852	496,079	43,348	144,033	102,305	76,860	118,987	129,769
Allowance for loan and lease losses	9,449	579	641	702	8,745	590	1,960	1,527	1,031	1,613	1,682
Deposits	579,350	64,033	58,120	58,117	584,337	79,924	150,256	116,690	94,579	168,724	117,892
Short-term debt	25,000	—	—	4,000	—	—	6,000	4,000	—	—	13,000
Long-term debt	106,077	5,000	5,000	2,000	28,020	6,000	16,000	—	5,000	15,000	6,000
Stockholders’ equity	82,061	6,323	5,677	5,006	63,013	7,190	13,660	9,902	8,623	15,399	10,942

Performance Ratios:
Return on average assets	1.22%	1.60%	1.90%	0.43%	1.23%	1.72%	1.24%	0.99%	1.05%	1.33%	1.37%
Return on average equity	15.52	18.68	22.92	6.35	13.36	22.08	17.75	13.51	13.98	18.83	20.14
Net interest margin	3.23	5.01	4.54	3.09	4.34	3.93	4.25	4.49	4.10	4.06	4.37

Capital and Liquidity Ratios:
Average equity to average assets	7.83	8.55	8.30	6.75	9.24	7.80	7.01	7.32	7.53	7.07	6.82
Leverage (4.00% required minimum)	7.72	7.36	8.17	6.90	9.69	7.17	7.21	7.35	7.97	6.88	6.91
Risk-based capital
Tier 1 (4.00% required minimum)	10.60	13.42	11.69	8.85	9.73	13.67	10.12	10.25	9.88	11.12	8.85
Total (8.00% required minimum)	11.83	14.67	12.94	10.10	10.98	14.86	11.37	11.50	11.06	12.28	10.10
Average loans and leases to average deposits	118.73	63.58	83.20	74.35	97.39	55.12	99.65	89.02	81.22	75.73	104.72

Critical Accounting Policies and Estimates

Alabama National’s accounting policies are critical to understanding the results of operations and financial position as reported in the consolidated financial statements. Significant accounting policies utilized by Alabama National are discussed in more detail in the notes to the consolidated financial statements set forth beginning on page F-1 herein.

Some of the more complex technical accounting policies require management to make significant estimates and judgments that affect the valuation of reported assets and liabilities, including associated revenues, expenses, and disclosure. The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan and Lease Losses

Alabama National records estimated probable inherent credit losses in the loan and lease portfolios as an allowance for loan and lease losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan and lease losses involve significant judgments to be made by management. Some of the more critical judgments supporting the amount of Alabama National’s allowance for loan and lease losses include judgments about: credit worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses ultimately confirmed by Alabama National may be different than management’s estimates provided in the consolidated financial statements.

For a more complete discussion of the methodology employed to calculate the allowance for loan and lease losses, see Note 1 to Alabama National’s consolidated financial statements included in this Annual Report and “Provision and Allowance for Loan and Lease Losses.”

Mergers and Acquisitions

Alabama National’s growth in business and profitability over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, Alabama National’s acquisitions were accounted for using the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, Alabama National adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, Alabama National is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

Income Taxes

The calculation of Alabama National’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Alabama National’s overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on Alabama National’s overall tax position.

Pension and Other Postretirement Benefits

Alabama National offers various pension plans and postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. Please refer to Note 12 to Alabama National’s consolidated financial statements included in this annual report for disclosures related to Alabama National’s benefit plans.

Stock-based Compensation

Alabama National uses a fair value based method of accounting for stock based compensation costs. Compensation costs for stock-based compensation arrangements are measured at the grant date based on the fair value of the award and is recognized over the related service period. Accounting for stock-based compensation requires the use of an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. Please refer to Note 12 to Alabama National’s consolidated financial statements included in this annual report for disclosures related to Alabama National’s stock-based compensation awards.

Other

There are other complex accounting standards that require Alabama National to employ significant judgment in interpreting and applying certain of the principles proscribed by those standards. These judgments include, but are not limited to, determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with SFAS No. 133, the accounting for a transfer of financial assets and extinguishments of liabilities in accordance with SFAS No. 140, and the determination of asset impairment, including when such impairment is other-than-temporary. For a more complete discussion of the accounting policies, see Note 1 to Alabama National’s consolidated financial statements included in this Annual Report.

Results of Operations

Year ended December 31, 2002, compared with year ended December 31, 2001

Alabama National’s net income increased by $7.3 million, or 25.6%, to $35.7 million in the year ended December 31, 2002, from $28.4 million for the year ended December 31, 2001. Return on average assets during 2002 was 1.18%, compared with 1.12% during 2001, and return on average equity was 16.01% during 2002, compared with 15.40% during 2001.

Net interest income increased $23.7 million, or 26.6%, to $112.8 million in 2002, from $89.1 million in 2001, as interest income decreased by $1.4 million and interest expense decreased $25.1 million. The increase in net interest income is attributable to a decrease in the interest rate paid on deposits and a $311.1 million increase in average loans to $2.12 billion during 2002, from $1.81 billion in 2001. The increase in average loans is a result of continued management emphasis on loan growth and continued strength in some of the economies in the markets served by Alabama National. In general, loans are Alabama National’s highest yielding earning asset. Alabama National also experienced growth in its securities portfolio that contributed to the increase in net interest income in 2002. Average securities totaled $589.3 million in 2002, compared to $449.9 in 2001. Average interest bearing liabilities increased $394.1 million, to $2.44 billion in 2002. Despite the increase in average interest bearing liabilities, interest expense decreased $25.1 million during 2002. All categories of average interest-bearing liabilities increased during 2002. Average time deposits increased $140.0 million, to $1.09 billion in 2002, compared to $948.2 million in 2001. The interest rate paid on time deposits decreased 209 basis points to 3.59% in 2002. Also, average interest-bearing transaction accounts and savings and money market deposits increased a combined $153.1 million while the rate paid on these types of accounts decreased 139 basis points.

Alabama National’s net interest spread and net interest margin were 3.79% and 4.07%, respectively, in 2002, compared to 3.33% and 3.83%, respectively, in 2001. The increased net interest margin during 2002 is due to Alabama National’s ability to reprice most of its time deposits at lower rates during 2002. The Federal Reserve

Bank reduced rates repeatedly during 2001, causing the rates paid on time deposits originated in higher interest rate environments to be significantly above current rates. As those time deposits matured, the funds either moved into transaction type deposit accounts or into other time deposit accounts at the lower current rates. The result is that the rate paid on interest-bearing liabilities decreased 175 basis points while the rate earned on earning assets decreased by only 129 basis points. See “Net Interest Income.”

Alabama National recorded a provision for loan and lease losses of $8.0 million during 2002, compared to $3.9 million in 2001. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level, although there can be no assurance that economic or regulatory factors will not require further increases in the allowance. Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases (excluding loans held for sale) was 1.49% at December 31, 2002, compared with 1.45% at December 31, 2001. The allowance for loan and lease losses as a percentage of period-end nonperforming assets was 254.49% at December 31, 2002, compared with 308.55% at December 31, 2001. Alabama National experienced net charge-offs of $3.8 million in 2002, equating to a ratio of net charge-offs to average loans and leases of 0.18%, compared with net charge-offs of $1.7 million in 2001, equating to a ratio of net charge-offs to average loans and leases of 0.09%. See “Provision and Allowance for Loan and Lease Losses.”

Noninterest income, including net securities gains and losses, increased $12.5 million, or 25.6%, to $61.2 million in 2002, compared with $48.7 million in 2001. Each component of noninterest income experienced increases during 2002, except for investment services income which had a slight decrease. The most significant increases were recorded in service charge income, the securities and trust division, and the mortgage division. Total revenue earned from the mortgage division increased $3.4 million, or 46.1%, to $10.9 million in 2002, from $7.4 million in 2001. The securities brokerage and trust division experienced a revenue increase of $4.8 million, or 54.4%, to $13.6 million in 2002, from $8.8 million in 2001. The commissions generated by the insurance division totaled $2.8 million in 2001, compared with $2.1 million recorded in 2001. Service charges on deposit accounts increased by $2.6 million, or 27.2%, to $12.1 million in 2002, from $9.5 million in 2001. Earnings on bank owned life insurance totaled $3.0 million in 2002, compared with $2.4 million in 2001. Noninterest expense increased $21.3 million, or 23.1%, to $113.6 million in 2002, compared with $92.3 million during 2001. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense.”

Alabama National, through two of its subsidiary banks, sponsors two defined benefit pension plans. Each of these plans has been frozen with regard to future benefit accruals and participation by new employees. During 2002, due to the current interest rate environment and poor performance of the equity markets, the discount rate and expected return on plan assets were lowered by management. The discount rate and expected return on plan assets were 6.00% and 7.00%, respectively, for 2002, compared to 6.50% and 9.00%, respectively for 2001. Due to these changes, the pension plans’ obligations exceeded the fair value of the plan assets and Alabama National chose to fully fund the obligations and contributed $1.4 million to the plans. As of December 31, 2002, the fair value of plan assets exceeds the projected and accumulated benefit obligation for each pension plan. See Note 12 to the Consolidated Financial Statements beginning on page F-1 included in this Annual Report on Form 10K.

Income before the provision for income taxes increased $10.8 million, or 25.9%, to $52.4 million in 2002, from $41.6 million in 2001. Net income totaled $35.7 million in 2002, an increase of $7.3 million, or 25.6%, compared to $28.4 million during 2001.

Year ended December 31, 2001, compared with year ended December 31, 2000

Alabama National’s net income increased by $2.9 million, or 11.4%, to $28.4 million in the year ended December 31, 2001, from $25.5 million for the year ended December 31, 2000. Return on average assets during 2001 was 1.12%, compared with 1.17% during 2000, and return on average equity was 15.40% during 2001, compared with 16.29% during 2000.

Net interest income increased $8.9 million, or 11.1%, to $89.1 million in 2001, from $80.2 million in 2000, as interest income increased by $8.3 million and interest expense decreased $0.6 million. The increase in net interest income is attributable to a $233.8 million increase in average loans to $1.81 billion during 2001, from $1.58 billion in 2000, as a result of continued management emphasis on loan growth. In general, loans are Alabama National’s highest yielding earning asset. Alabama National also experienced a growth in its securities portfolio that also contributed to the increase in net interest income in 2001. Average securities totaled $449.9 million in 2001, compared to $365.3 in 2000. Despite an increase in average interest bearing liabilities of $285.8 million, to $2.04 billion in 2001, interest expense decreased slightly during 2001. This is a result of the interest rate cuts during 2001 by the Federal Reserve Bank and the effect these cuts had on rates paid on Alabama National’s deposits and other funding sources. Except for other short-term borrowings, all categories of average interest-bearing liabilities increased during 2001. Average time deposits increased $88.9 million, to $948.2 million in 2001, compared to $859.4 million in 2000. The interest rate paid on time deposits decreased 32 basis points to 5.68% in 2001. Also, average long-term and short-term debt increased a combined $49.5 million, to $211.7 million during 2001, from $162.2 million in 2000. The increases in the above liability categories are due to Alabama National’s need to fund loan and asset growth. These funding sources generally bear higher interest rates than interest-bearing transaction accounts, resulting in higher interest expense.

Alabama National’s net interest spread and net interest margin were 3.33% and 3.83%, respectively, in 2001, compared to 3.47% and 4.03%, respectively, in 2000. These decreases resulted because the rate paid on interest-bearing liabilities did not reprice as rapidly as the yield earned on average loans. During 2001, as the Federal Reserve cut interest rates, Alabama National’s loans repriced more rapidly than the deposits and other funding sources used to fund loans and other earning assets.

Alabama National recorded a provision for loan and lease losses of $3.9 million during 2001, compared to $2.5 million in 2000. Management believes that both loan and lease loss experience and asset quality indicate that the allowance for loan and lease losses is maintained at an adequate level, although there can be no assurance that economic or regulatory factors will not require further increases in the allowance. Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases (excluding loans held for sale) was 1.45% at December 31, 2001, compared with 1.31% at December 31, 2000. The allowance for loan and lease losses as a percentage of period-end nonperforming assets was 308.55% at December 31, 2001, compared with 437.73% at December 31, 2000. Alabama National experienced net charge-offs of $1.7 million in 2001, equating to a ratio of net charge-offs to average loans of 0.09%, compared with net charge-offs of $0.6 million in 2000, equating to a ratio of net charge-offs to average loans of 0.04%. See “Provision and Allowance for Loan and Lease Losses.”

Noninterest income, including net securities gains and losses, increased $15.4 million, or 46.1%, to $48.7 million in 2001, compared with $33.3 million in 2000. Each component of noninterest income experienced increases during 2001. The most significant increases were recorded in the investment services division and mortgage division. Revenue from the investment services division increased $7.9 million, or 133.8%, to $13.7 million in 2001, from $5.9 million in 2000. Total revenue earned from the mortgage division increased $3.9 million, or 110.5%, to $7.4 million in 2001, from $3.5 million in 2000. The securities brokerage and trust division experienced a revenue increase of $1.1 million, or 14.4%, to $8.8 million in 2001, from $7.7 million in 2000. The commissions generated by the insurance division totaled $2.1 million in each of 2001 and 2000. Service charges on deposit accounts increased by $1.2 million, or 14.4%, to $9.5 million in 2001, from $8.3 million in 2000. Earnings on bank owned life insurance totaled $2.4 million in 2001, compared with $2.1 million in 2000. The increase reflects earnings on a larger bank owned life insurance asset base due to reinvestment of policy earnings and additional investments in bank owned life insurance policies during 2001. Noninterest expense increased $18.1 million, or 24.5%, to $92.2 million in 2001, compared with $74.1 million during 2000. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense.”

Income before the provision for income taxes increased $4.7 million, or 12.8%, to $41.7 million in 2001, from $37.0 million in 2000. Net income totaled $28.4 million in 2001, an increase of $2.9 million, or 11.4%, compared to $25.5 million during 2000.

Net Interest Income

The largest component of Alabama National’s net income is its net interest income — the difference between the income earned on assets and interest paid on deposits and borrowed funds used to support its assets. Net interest income is determined by the yield earned on Alabama National’s earning assets and rates paid on its interest-bearing liabilities, the relative amounts of earning assets and interest-bearing liabilities and the maturity and repricing characteristics of its earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents Alabama National’s net interest margin.

Average Balances, Income, Expenses and Rates

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Year ended December 31,
	2002			2001			2000
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:

Earning assets:
Loans and leases(1)(3)	$2,123,778	$143,770	6.77%	$1,812,715	$148,239	8.18%	$1,578,940	$143,883	9.11%
Securities:
Taxable .	558,052	32,116	5.76	420,582	27,593	6.56	332,717	22,876	6.88
Tax exempt	31,216	2,339	7.49	29,340	2,215	7.55	32,617	2,459	7.54
Cash balances in other banks	9,607	165	1.72	15,137	510	3.37	3,781	214	5.66
Funds sold	45,348	743	1.64	46,630	1,931	4.14	41,856	2,721	6.50
Trading account securities	2,059	81	3.93	2,021	119	5.89	1,795	124	6.91

Total earning assets(2)	2,770,060	179,214	6.47	2,326,425	180,607	7.76	1,991,706	172,277	8.65

Cash and due from banks	89,935			81,705			74,276
Premises and equipment .	66,802			53,716			49,156
Other assets	134,192			97,829			93,489
llowance for loan losses	(31,183)			(23,284)			(20,747)

Total assets	$3,029,806			$2,536,391			$2,187,880

LIABILITIES:

Interest-bearing liabilities:
Interest-bearing transaction accounts	$404,587	5,228	1.29	$316,004	8,166	2.58	$255,534	8,383	3.28
Savings and money market deposits	391,008	5,457	1.40	326,474	9,355	2.87	322,590	11,612	3.60
Time deposits	1,087,937	39,087	3.59	948,242	53,891	5.68	859,366	51,575	6.00
Funds purchased	272,689	4,187	1.54	239,293	8,696	3.63	156,204	9,305	5.96
Other short-term borrowings	78,958	2,246	2.84	42,850	1,842	4.30	65,021	4,518	6.95
Long-term debt	200,686	9,108	4.54	168,857	8,443	5.00	97,162	5,594	5.76

Total interest-bearing liabilities	2,435,865	65,313	2.68	2,041,720	90,393	4.43	1,755,877	90,987	5.18

Demand deposits	318,724			263,876			241,527
Accrued interest and other liabilities	52,170			46,244			33,795
Stockholders’ equity	223,047			184,551			156,681

Total liabilities and stockholders’ equity	$3,029,806			$2,536,391			$2,187,880

Net interest spread			3.79%			3.33%			3.47%

Net interest income/margin on a taxable equivalent basis		113,901	4.11%		90,214	3.88%		81,290	4.08%

Tax equivalent adjustment(2)		1,067			1,070			1,055

Net interest income/margin		$112,834	4.07%		$89,144	3.83%		$80,235	4.03%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.

(3)	Fees in the amount of $5,267,000, $4,427,000, and $3,574,000 are included in interest and fees on loans for 2002, 2001, and 2000, respectively.

During 2002, Alabama National experienced an increase in net interest income of $23.7 million, or 26.6%, to $112.8 million, compared with $89.1 million in 2001. Net interest income increased due to an increase in the net interest spread of 46 basis points to 3.79% in 2002, from 3.33% in 2001, and an increase in the net interest margin of 24 basis points to 4.07% in 2002, compared with 3.83% in 2001. The net interest margin for 2001 was negatively impacted by the Federal Reserve’s interest rate deductions. During 2002 Alabama National’s time deposits repriced at the current interest rates and this repricing improved the net interest margin. The net interest margin for the fourth quarter of 2002 was 3.85%, as compared to 4.13% recorded in the third quarter of 2002. The fourth quarter of 2002 was negatively impacted by the Federal Reserve’s 50 basis point rate reduction during the quarter and by the accelerated repayment on securities owned by Alabama National. As the securities being repaid were at higher interest rates than the rates earned on Federal funds sold and new securities purchased, the net interest margin declined. Alabama National did not fully invest the cash flow received from the accelerated repayment on securities owned immediately upon its receipt in an attempt to reinvest appropriately given the changing rate environment. Much of the reinvestment of this cash flow did not take place until the end of December. This is reflected in higher ending securities balances than average securities balances in the 2002 fourth quarter. As management wishes to be more conservative on the maturity and average life extension risk of new securities purchases in the current environment (due to the low absolute level of interest rates), Alabama National is willing to accept lower yields on new securities purchases in return for reduced extension risk. Management anticipates the net interest margin to remain at reduced levels absent any additional rate reductions by the Federal Reserve or significant changes in the general interest rate environment. During 2002, net average earning assets increased by $443.6 million, or 19.1%, to $2.77 billion, from $2.33 billion in 2001. The major components of this increase included average loans and leases, which increased $311.1 million, or 17.2%, to $2.12 billion in 2002, from $1.81 billion in 2001, and securities, which increased $139.3 million, or 31.0%, to $589.3 million in 2002, from $449.9 million in 2001.

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2002 and 2001. For purposes of this table, changes that are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	December 31,
	2002 Compared to 2001 Variance Due to			2001 Compared to 2000 Variance Due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$23,272	$(27,741)	$(4,469)	$19,961	$(15,605)	$4,356
Securities:
Taxable	8,195	(3,672)	4,523	5,821	(1,104)	4,717
Tax exempt	142	(18)	124	(247)	3	(244)
Cash balances in other banks	(147)	(198)	(345)	413	(117)	296
Funds sold	(52)	(1,136)	(1,188)	283	(1,073)	(790)
Trading account securities	2	(40)	(38)	15	(20)	(5)

Total interest income	31,412	(32,805)	(1,393)	26,246	(17,916)	8,330

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,873	(4,811)	(2,938)	1,767	(1,984)	(217)
Savings and money market deposits	1,587	(5,485)	(3,898)	137	(2,394)	(2,257)
Time deposits	7,100	(21,904)	(14,804)	5,157	(2,841)	2,316
Funds purchased	1,072	(5,581)	(4,509)	3,845	(4,454)	(609)
Other short-term borrowings	1,180	(776)	404	(1,263)	(1,413)	(2,676)
Long-term debt	1,491	(826)	665	3,670	(821)	2,849

Total interest expense	14,303	(39,383)	(25,080)	13,313	(13,907)	(594)

Net interest income on a taxable equivalent basis	$17,109	$6,578	23,687	$12,933	$(4,009)	8,924

Taxable equivalent adjustment			3			(15)

Net interest income			$23,690			$8,909

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

In simulation analysis, Alabama National reviews each individual asset and liability category and their projected behavior in various different interest rate environments. These projected behaviors are based upon management’s past experiences and upon current competitive environments, including the various environments in the different markets in which Alabama National competes. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output projections of net interest income. Alabama National also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models. See “—Market Risk.”

Another technique used by Alabama National in interest rate management is the measurement of the interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale or trading securities, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.

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

The following table illustrates Alabama National’s interest rate sensitivity at December 31, 2002, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	December 31, 2002
	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	One Through Three Years	Greater Than Three Years	Total
ASSETS:

Earning assets:
Loans and leases(1)	$1,063,340	$224,081	$402,752	$1,690,173	$397,315	$144,654	$2,232,142
Securities(2)	85,466	150,602	146,703	382,771	93,453	204,562	680,786
Trading securities	1,645	—	—	1,645	—	—	1,645
Interest-bearing deposits in other banks	12,621	—	—	12,621	—	—	12,621
Funds sold	77,957	—	—	77,957	—	—	77,957

Total interest-earning assets	$1,241,029	$374,683	$549,455	$2,165,167	$490,768	$349,216	$3,005,151

LIABILITIES:

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$156,589	$—	$—	$156,589	$—	$320,132	$476,721
Savings and money market deposits	148,259	—	—	148,259	—	230,102	378,361
Time deposits(3)	178,230	203,682	481,870	863,782	218,777	56,582	1,139,141
Funds purchased	290,637	—	—	290,637	—	—	290,637
Short-term borrowings(4)	133,100	15,000	4,000	152,100	—	—	152,100
Long-term debt	204,630	12,003	9,012	225,645	10,018	5,031	240,694

Total interest-bearing liabilities	$1,111,445	$230,685	$494,882	$1,837,012	$228,795	$611,847	$2,677,654

Period gap	$129,584	$143,998	$54,573	$328,155	$261,973	$(262,631)

Cumulative gap	$129,584	$273,582	$328,155	$328,155	$590,128	$327,497	$327,497

Ratio of cumulative gap to total interest-earning assets	4.31%	9.10%	10.92%	10.92%	19.64%	10.90%

(1)	Excludes nonaccrual loans of $10,282,000
(2)	Excludes investment in equity securities with a fair market value of $19,547,000
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing
(4)	Includes treasury, tax and loan accounts of $629,000

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, Alabama National is asset sensitive from the one month through three year periods. It is only beyond the three year period that Alabama National is liability sensitive. Alabama National has traditionally been liability sensitive through the one year time frame. It is now asset sensitive due to a reduction in the average life of the securities and loan portfolios. Also, the loan portfolio contains an increased proportion of variable rate loans and these loans generally reprice more quickly than fixed rate loans. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce a level of uncertainty as to their expected performance at varying levels of interest rates. In some cases, imbedded options exist whereby the borrower may elect to repay the obligation at any time. These imbedded prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At December 31, 2002, mortgage backed securities with a carrying value totaling $501.7 million, or 15.1% of total assets and essentially every underlying loan, net of unearned income, (totaling $2.19 billion, or 66.1% of total assets), carry such imbedded options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such imbedded options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical and expected levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $2.33 billion, or 70.3% of total assets, at December 31, 2002. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher than current levels. Alabama National’s spread is also impacted by the shape of the yield curve, which is a measure of the difference between rates at different maturities. A steep yield curve, implying higher long term rates and lower short term rates, would generally result in a higher net interest margin for Alabama National. As prevailing rates reduce, the spread tends to compress as rates paid on deposit and other liability categories approach their lower limits, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from rates in effect during 2002. Alabama National’s simulation analysis indicates limited reduction in net interest margin from a 25 basis point reduction in interest rates from current rate levels. Rate reductions beyond this point, however, would reduce the net interest margin significantly due to the current low interest rate environment. Alabama National’s net interest income would decrease significantly if prevailing interest rates were to further decrease 100 or 200 basis points. The current rates paid on interest-bearing accounts cannot decrease below zero, yet rates earned on loans can experience a decrease in the falling rate scenarios, and the interest rate spread would therefore compress. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results of the future impact of market risk on Alabama National’s net interest margin, may differ from that found in the table.

MARKET RISK

(Amounts in thousands)

	Year ended December 31, 2002		Year ended December 31, 2001
Change in Prevailing Interest Rates(1)	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount
+200 basis points	$132,477	9.85%	$117,465	5.47%
+100 basis points	126,884	5.21	115,562	3.76
0 basis points	120,599	—	111,375	—
–100 basis points	107,155	(11.15)	101,536	(8.83)
–200 basis points	100,608	(16.58)	96,871	(13.02)

(1)	Assumes an immediate and parallel rate change of this magnitude.

Provision and Allowance for Loan and Lease Losses

Alabama National has policies and procedures for evaluating the overall credit quality of its loan and lease portfolio including timely identification of potential problem credits. On a monthly basis, management reviews the appropriate level for the allowance for loan and lease losses. This review and analysis is based on the results of the internal monitoring and reporting system, analysis of economic conditions in its markets and a review of historical statistical data, current trends regarding the volume and severity of past due and problem loans and leases, the existence and effect of concentrations of credit, and changes in national and local economic conditions for both Alabama National and other financial institutions. Management also considers in its evaluation of the adequacy of the allowance for loan and lease losses the results of regulatory examinations conducted for each Bank, including evaluation of Alabama National’s policies and procedures and findings from Alabama National’s independent loan review department.

The provision for loan and lease losses increased by $4.0 million, or 101.6%, to $8.0 million in 2002, from $3.9 million in 2001. The increased provision expense during 2002 is primarily attributable to an increase in net charge-offs. During 2002, net charge-offs increased by $2.1 million, or 126.2% to $3.7 million, from $1.7 million in 2001. Recoveries for 2002 include approximately $1.1 million in recoveries from loans that Farmers National Bancshares had charged off prior to its acquisition by Alabama National. In spite of these recoveries, management’s assessment is that the loans purchased in this acquisition continue to pose a higher overall risk than the Alabama National loan and lease portfolio as a whole, consistent with management’s assessment prior to the acquisition. A significant portion of the net charge-offs for 2002 related to one loan relationship which management had previously identified as a potential problem loan. Also contributing to the increased provision expense for 2002 is an increase in the level of nonperforming loans, the current economic environment, and general growth in the loan and lease portfolio.

Management’s periodic evaluation of the adequacy of the allowance for loan and lease losses is based on Alabama National’s past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. Management believes the allowance for loan and lease losses, at its current level, adequately covers Alabama National’s exposure to loan and lease losses. While management believes that it has established the allowance in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future Alabama National’s regulators or its economic environment will not require further increases in the allowance.

Additions to the allowance for loan and lease losses, which are expensed as the provision for loan and lease losses on Alabama National’s income statement, are made periodically to maintain the allowance for loan and lease losses at an appropriate level as determined by management. Loan and lease losses and recoveries are charged or credited directly to the allowance for loan and lease losses.

The following table presents the information associated with Alabama National’s allowance and provision for loan and lease losses for the dates indicated.

ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands, except percentages)

	Year ended December 31,
	2002	2001	2000	1999	1998
Total loans and leases outstanding at end of period, net of unearned income(1)	$2,191,394	$1,964,169	$1,710,810	$1,403,489	$1,147,100

Average amount of loans and leases outstanding, net of unearned income(1)	$2,092,829	$1,790,083	$1,571,760	$1,264,689	$1,058,770

Allowance for loan and lease losses at beginning of period	$28,519	$22,368	$19,111	$17,465	$15,780

Charge-offs:
Commercial, financial and agricultural	1,573	1,875	397	215	424
Real estate—mortgage	1,463	730	145	403	215
Consumer	3,200	754	884	694	1,254

Total charge-offs	6,236	3,359	1,426	1,312	1,893

Recoveries:
Commercial, financial and agricultural	991	949	167	188	1,027
Real estate—mortgage	754	226	228	348	298
Consumer	720	517	382	315	457

Total recoveries	2,465	1,692	777	851	1,782

Net charge-offs	3,771	1,667	649	461	111
Provision for loan and lease losses	7,956	3,946	2,506	2,107	1,796
Additions to allowance through acquisition	—	3,872	1,400	—	—

Allowance for loan and lease losses at period-end	$32,704	$28,519	$22,368	$19,111	$17,465

Allowance for loan and lease losses to period-end loans(1)	1.49%	1.45%	1.31%	1.36%	1.52%
Net charge-offs to average loans and leases(1)	0.18	0.09	0.04	0.04	0.01

(1)	Does not include loans held for sale.

Allocation of Allowance

There is no formal allocation of the allowance for loan and lease losses by loan category.

Nonperforming Assets

The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	At December 31,
	2002	2001	2000	1999	1998
Nonaccrual loans	$10,282	$7,563	$3,642	$4,428	$4,768
Restructured loans	—	—	—	5	499
Loans past due 90 days or more and still accruing.	—	—	—	—	13

Total nonperforming loans	10,282	7,563	3,642	4,433	5,280
Other real estate owned	2,569	1,680	1,468	867	1,234

Total nonperforming assets	$12,851	$9,243	$5,110	$5,300	$6,514

Allowance for loan and lease losses to period-end loans(1)	1.49%	1.45%	1.31%	1.36%	1.52%
Allowance for loan and lease losses to period-end nonperforming loans	318.07	377.09	614.17	431.11	330.78
Allowance for loan and lease losses to period-end nonperforming assets	254.49	308.55	437.73	360.58	268.11
Net charge-offs to average loans and leases(1)	0.18	0.09	0.04	0.04	0.01
Nonperforming assets to period-end loans and leases and foreclosed property(1)	0.59	0.47	0.30	0.38	0.57
Nonperforming loans and leases to period-end loans(1)	0.47	0.39	0.21	0.32	0.46

(1)	Does not include loans held for sale.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, Alabama National has a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due, regardless of the collateral or the borrower’s financial condition. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses. During the years ending December 31, 2002, 2001 and 2000, approximately $540,000, $406,000, and $498,000, respectively, in additional interest income would have been recognized in earnings if Alabama National’s nonaccrual loans had been current in accordance with their original terms.

Total nonperforming assets increased $3.6 million, to $12.9 million at December 3l, 2002, from $9.2 million at December 31, 2001. The increase in nonperforming assets is attributable to weaknesses in certain credits and to the current slowdown in the national economy. The allowance for loan and lease losses to period-end nonperforming assets was 254.49% at December 31, 2002, compared with 308.55% at December 31, 2001. This ratio will generally fluctuate from period to period depending upon nonperforming asset levels at period end. Total nonperforming loans increased $2.7 million during 2002, to $10.3 million and other real estate owned increased $0.9 million, to $2.6 million at December 31, 2002.

Potential Problem Loans

A potential problem loan is one that management has concerns as to the borrower’s future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that Alabama National’s interests are protected. At December 31, 2002, Alabama National had certain loans considered by management to be potential problem loans totaling $50.3 million as compared with $75.8 million at December 31, 2001. The primary reason for the decrease in potential problem loans relates to management’s upgrade of one loan relationship that totaled approximately $18.0 million at December 31, 2001. Alabama National believes early identification of potential problem loans is an important factor in its ability to successfully collect such loans. As such, it encourages early identification of potential problem loans both with its loan officers and loan review staff. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan and lease losses.

Noninterest Income and Expense

Noninterest income

Alabama National relies on five distinct product lines for the production of recurring noninterest income: traditional retail and commercial banking, mortgage banking, securities brokerage and trust services, investment services, and insurance services. Combined fees associated with Alabama National’s five product lines totaled $53.1 million in 2002, compared with $41.6 million in 2001, an increase of $11.6 million, or 27.8%. An analysis of this increase is provided below.

The following table sets forth, for the periods indicated, the principal components of noninterest income.

NONINTEREST INCOME

(Amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Service charges on deposit accounts	$12,081	$9,497	$8,304
Investment services income	13,576	13,717	5,867
Securities brokerage and trust income	13,590	8,800	7,692
Origination and sale of mortgage loans	10,860	7,431	3,531
Bank owned life insurance	2,837	2,412	2,080
Insurance commissions	3,018	2,126	2,099
Securities gains (losses)	35	246	(119)
Other	5,167	4,478	3,893

Total noninterest income	$61,164	$48,707	$33,347

Noninterest Expense

The following table sets forth, for the periods indicated, the principal components of noninterest expense.

NONINTEREST EXPENSE

(Amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Salaries and employee benefits	$57,687	$45,329	$39,017
Commission based compensation	16,498	12,868	5,566
Occupancy and equipment expense, net	11,603	9,722	8,906
Amortization of goodwill	—	518	501
Amortization of other intangibles	832	627	378
Advertising .	1,637	1,254	1,039
Banking assessments	785	771	660
Data processing expenses .	1,596	1,562	1,453
Legal and professional fees .	3,602	3,331	2,337
Postage and courier services .	2,140	1,776	1,776
Supplies and printing .	2,329	1,926	1,740
Telephone	1,435	1,224	1,167
Other	13,433	11,325	9,571

Total noninterest expense	$113,577	$92,233	$74,111

Noninterest expense increased $21.3 million, or 23.1%, to $113.6 million in 2002, from $92.2 million in 2001. Salaries and employee benefits increased $12.4 million, or 27.3%, in 2002. The 2002 amount includes the salaries and employee benefit expense for Farmers National Bank of Opelika which was acquired during the fourth quarter of 2001 and accounted for as a purchase transaction. Also contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and increases in 401(k) matching expenses. Performance based (or bonus) compensation increases in the salaries and employee benefits category were also higher in the 2002 due to the achievement of higher performance levels at virtually all of the Alabama National’s operating units. Commission based compensation increased $3.6 million, or 28.2%, in 2002. The increase in commission based compensation during 2002 is attributable to increased production in the mortgage and securities brokerage and trust divisions, as a significant portion of the compensation in these divisions is production based. Net occupancy expense increased $1.9 million, or 19.3%, in 2002. A majority of the increase during these periods is due to the effect of the Farmers National acquisition, but also contributing to the increase is the effect of recent branch expansions. Alabama National’s Banks also opened six full service branches and one limited service branch during 2002. Alabama National also experienced higher insurance costs during 2002 due to the higher premium environment and the expansion of its facilities and employee base.

Segment Information

In addition to traditional commercial and consumer retail banking products, Alabama National offers investment services, securities brokerage and trust services, mortgage lending services and insurance services to its customers. Please refer to Note 19 to Alabama National’s consolidated financial statements included in this annual report for disclosures related to Alabama National’s operating segments. The results of the operating segments include certain income and expense items that are allocated by management to the operating segments. Further, the results of each operating segment are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity because certain corporate overhead expenses are not allocated directly to each operating segment.

Investment Services

The following table sets forth, for the periods indicated, the summary of operations for the investment services division of Alabama National:

INVESTMENT SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Investment services revenue	$13,576	$13,717	$5,867
Expenses and allocated charges	9,828	10,334	5,377

Net investment services income	$3,748	$3,383	$490

National Bank of Commerce of Birmingham operates an investment department devoted primarily to handling correspondent banks’ investment needs. Investment services revenue consists primarily of commission income from the sale of fixed income securities to correspondent banks. A small portion of investment services revenue is generated from fee based services including asset/liability consulting, bond accounting and security safekeeping. Investment services revenue decreased slightly to $13.6 million during 2002, from $13.7 million in 2001. Although the revenue decreased slightly it remained relatively high as compared with historical levels. 2001 was Alabama National’s Investment division’s highest revenue year ever, and 2002 was its second highest. The revenue remained high due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolio. Alabama National has also expanded the number of correspondent banks using the services of the Investment division. Investment services revenue increased dramatically during 2001, to $13.7 million, or 133.8%, from $5.9 million in 2000. The substantial increase in revenue was also due to increased liquidity of community banks served by this division and the decline of interest rates during 2001, both of which lead to increased demand for fixed income securities by its customers.

Securities Brokerage and Trust Division

The following table sets forth, for the periods indicated, the summary of operations for the securities brokerage and trust division of Alabama National:

SECURITIES BROKERAGE AND TRUST DIVISION

(Amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Securities brokerage and trust revenue	$13,590	$8,800	$7,692
Interest income	1,132	1,858	3,700

Total securities brokerage and trust revenue	14,722	10,658	11,392
Interest expense	133	407	1,805
Expenses and allocated charges	13,036	8,836	7,579

Net securities brokerage and trust income	$1,553	$1,415	$2,008

National Bank of Commerce of Birmingham has a wholly owned subsidiary, NBC Securities, Inc. (NBC Securities), that is a full service licensed broker-dealer. The trust department of NBC and NBC Securities manage the assets of both corporate and individual customers located primarily in the markets served by Alabama National. The revenue generated by this division consists primarily of commission income generated from the sale of equity securities and other investment products to individual and corporate customers, from fees paid for assets under management or custody and from fees related to investment consulting work performed for clients. NBC Securities also recognizes interest income from margin loans. Revenue for this division increased $4.8 million, or 54.4%, to $13.6 million in 2002. Revenue for this division increased $1.1 million, or 14.4%, to $8.8 million in 2001. The increase in revenue during both 2002 and 2001, in spite of the generally poor performance of equity markets in these years, is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. NBC Securities expanded its retail investment platform in 2002 with the addition of several registered representatives and the opening of several new offices during the year. NBC Securities also benefited from increased customer demand for fixed rate annuity products during 2002. The decrease in interest income in both 2002 and 2001 is due to decreased margin loan activity during each year. Consistent with the securities industry in general, NBC Securities had fewer customers using margin loans in 2002 than in 2001 and 2000. NBC Securities’ net interest income (the difference between its interest income and interest expense) was $1.0 million in 2002, down from $1.45 million in 2001 and $1.9 million in 2000. This reduced net interest income negatively impacted profitability in this division. The additional registered representatives and new offices opened combined with higher commission expense on the higher revenue base led to an increase in the expenses and allocated charges for this division.

Mortgage Lending Division

The following table sets forth, for the periods indicated, the summary of operations for the mortgage lending division of Alabama National:

MORTGAGE LENDING DIVISION

(Amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Origination and sale of mortgage loans(1)	$11,334	$7,660	$3,866
Interest income	1,631	1,117	424

Total revenue	12,965	8,777	4,290
Expenses and allocated charges	7,845	5,548	3,061

Net mortgage lending division income	$5,120	$3,229	$1,229

(1)	Includes intercompany income allocated to mortgage lending division totaling $474,000, $229,000, and $335,000 at December 31, 2002, 2001 and 2000, respectively.

Fees earned in connection with the origination and resale of mortgages increased $3.7 million, or 48.0%, to $11.3 million, from $7.7 million in 2001. During 2001, fees earned in connection with the origination and resale of mortgages increased $3.8 million, or 98.1%, to $7.7 million, from $3.9 million in 2000. The increased revenue for both 2002 and 2001 is primarily a result of historically low interest rates and the impact that the interest rate environment has on mortgage origination and refinancing activity. Expenses and allocated charges totaled $7.8 million and $5.5 million during 2002 and 2001, respectively. The increase is due to higher commission compensation and other expenses associated with a greater volume of origination activity.

Insurance Services Division

The following table sets forth, for the periods indicated, a summary of operations for the insurance services division of Alabama National:

INSURANCE SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Commission income	$2,837	$2,126	$2,099
Other income	—	5	23

Total revenue	2,837	2,131	2,122
Expenses and allocated charges	2,870	2,113	1,851

Net insurance division income	$(33)	$18	$271

Commission income earned from the sale of insurance products increased $0.7 million, or 33.4%, to $2.8 million, from $2.1 million during 2001. During the 2002 third quarter, Alabama National purchased two small insurance agencies. The addition of these agencies and the continued expansion of the network of salesmen in many of the markets served by Alabama National resulted in the increased revenue during 2002. This expansion has resulted in increased expenses as new employees are hired, trained and distribution networks are established. In addition, amortization of the intangible assets created in these acquisitions totaled $135,000 in 2002. Alabama National’s plan is for these new hires to begin producing revenue exceeding their compensation and other expenses such that this expansion will eventually result in increased profitability from the insurance services division.

Earning Assets

Loans and leases

Loans and leases are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans and leases averaged $2.12 billion in 2002, compared to $1.81 billion in 2001, an increase of $311.1 million, or 17.2%. At December 31, 2002, total loans and leases, net of unearned income, were $2.19 billion, compared to $1.96 billion at the end of 2001, an increase of $227.2 million, or 11.6%. Average loans grew more than year-end balances due to the purchase method acquisition of Farmers National Bancshares, Inc. in December 2001.

The growth in Alabama National’s loan and lease portfolio is attributable to Alabama National’s ability to attract new customers while maintaining consistent underwriting standards. Loan growth is also impacted by general economic conditions that may result in increased loan demand from existing customers. The following table details the composition of the loan portfolio by category at the dates indicated.

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and financial	$253,569	11.56%	$247,613	12.59%	$275,107	16.07%	$268,829	19.14%	$263,102	22.91%
Real estate:
Construction	311,259	14.19	231,369	11.76	185,814	10.85	154,023	10.96	78,558	6.84
Mortgage—residential	616,651	28.11	546,730	27.80	490,152	28.63	392,986	27.98	318,745	27.76
Mortgage—commercial	699,403	31.88	637,575	32.42	498,858	29.14	396,312	28.21	310,610	27.04
Mortgage—other	5,672.26		5,645.29		4,238.25		4,284.30		3,824.33
Consumer	78,342	3.57	82,909	4.22	79,458	4.64	76,150	5.42	79,106	6.89
Lease financing receivables	80,113	3.65	73,924	3.76	58,668	3.43	22,046	1.57	9,109.79
Securities brokerage margin loans	14,502.66		16,302.83		29,901	1.75	22,551	1.61	30,025	2.61
Other	134,191	6.12	124,564	6.33	89,700	5.24	67,517	4.81	55,528	4.83

Total gross loans and leases	2,193,702	100.00%	1,966,631	100.00%	1,711,896	100.00%	1,404,698	100.00%	1,148,607	100.00%

Unearned income	(2,308)		(2,462)		(1,086)		(1,209)		(1,507)

Total loans and leases, net of unearned income(1)	2,191,394		1,964,169		1,710,810		1,403,489		1,147,100
Allowance for loan and lease losses	(32,704)		(28,519)		(22,368)		(19,111)		(17,465)

Total net loans and leases(1)	$2,158,690		$1,935,650		$1,688,442		$1,384,378		$1,129,635

(1)	Does not include loans held for sale.

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in Alabama National’s market areas, and for Alabama National in particular, to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

The principal component of Alabama National’s loan portfolio is real estate mortgage loans. At year-end 2002, this category totaled $1.32 billion and represented 60.0% of the total loan portfolio, compared to $1.20 billion, or 60.5%, of the total loan portfolio, at year-end 2001.

Residential mortgage loans increased $69.9 million, or 12.8%, to $616.7 million at December 31, 2002, compared with $546.7 million at December 31, 2001. Commercial mortgage loans increased $61.8 million, or 9.7%, to $699.4 million at December 31, 2002. Increases in both of these categories of loans are primarily the result of Alabama National’s expertise in and appetite for these commercial and residential real estate loans. In addition, the general economic conditions in Alabama National’s markets, which generate such lending opportunities, are partially responsible for this growth.

Real estate construction loans increased $79.9 million, or 34.5%, to $311.3 million at December 31, 2002, compared with $231.4 million at December 31, 2001. Alabama National’s focus on the home construction market and strong construction activity in markets it serves caused this increase.

Consumer loans decreased $4.6 million, or 5.5%, during 2002 to $78.3 million, from $82.9 million in 2001. Lease financing receivables increased $6.2 million, or 8.4%, during 2002 to $80.1 million, from $73.9 in 2001 million as a result of a successful marketing efforts and business development efforts of individuals in this area. Alabama National engages in no foreign lending operations.

The repayment of loans is a source of additional liquidity for Alabama National. The following table sets forth Alabama National’s loans maturing within specific intervals at December 31, 2002.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Amounts in thousands)

	December 31, 2002
	One year or less	Over one year Through five Years	Over five years	Total
Commercial, financial and agricultural	$159,182	$84,134	$10,253	$253,569
Real estate—construction	228,988	58,154	24,117	311,259
Real estate—residential	143,762	180,243	292,646	616,651
Real estate—commercial	119,432	410,586	169,385	699,403
Consumer	26,985	49,184	2,173	78,342

	Predetermined Rates	Floating Rates
Maturing after one year but within five years	$492,226	$290,074
Maturing after five years	106,916	391,659

	$599,142	$681,733

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

Securities

Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of Alabama National’s earning assets. Securities averaged $589.3 million during 2002, compared with $449.9 million during 2001, an increase of $139.3 million, or 30.8%. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities. During 2002, as loan demand experienced a relative decrease as compared with recent years, Alabama National had excess liquidity with which to purchase securities. Management attempts to maintain earning asset growth commensurate with its funding growth and with its overall growth plans. During 2002, Alabama National experienced increasing liquidity and a reduction in its rate of loan growth and increased the size of the securities portfolio through purchases. At December 31, 2002, the securities portfolio totaled $700.3 million, including securities held to maturity with an amortized cost of $355.4 million and securities available for sale with a market value of $344.9 million.

The following tables set forth the carrying value of securities held by Alabama National at the dates indicated.

INVESTMENT SECURITIES

(Amounts in thousands)

	December 31,
	2002		2001		2000
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	42,211	42,225	2,252	2,327	3,263	3,263
State and political subdivisions	3,704	3,836	6,460	6,604	7,652	7,791
Mortgage backed securities	309,530	311,751	226,054	225,877	49,847	50,431

Total	$355,445	$357,812	$234,766	$234,808	$60,762	$61,485

AVAILABLE FOR SALE SECURITIES

(Amounts in thousands)

	December 31,
	2002		2001		2000
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$350	$356	$599	$618	$4,578	$4,586
U.S. Government Agencies	99,861	100,793	25,852	26,687	110,534	110,489
State and political subdivisions	30,754	32,035	28,606	29,003	25,291	25,632
Mortgage backed securities	190,169	192,157	259,761	260,214	175,317	173,862
Equity	19,547	19,547	16,477	16,400	10,804	10,728

Total	$340,681	$344,888	$331,295	$332,922	$326,524	$325,297

The following tables show the scheduled maturity and average yields of securities owned by Alabama National at December 31, 2002.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2002
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury securities	$—		$—		$—		$—		$—
U.S. Government Agencies			42,211	3.54%
State and political subdivisions	630	5.17%	2,321	5.30%	753	4.89
Mortgage backed securities	—		—		—		—		$309,530	5.39%

Total	$630	5.17%	$44,532	3.63%	$753	4.89%	$—		$309,530	5.39%

(1)	Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2002
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury securities .	$356	5.89%	$—		$—		$—		$—
U.S. Government Agencies .	2,996	1.25	81,521	4.12%	16,276	4.63%
State and political subdivisions	2,140	4.90	12,434	4.75%	11,151	4.45	6,310	4.84%
Mortgage backed securities .	—		—		—		—		192,157	5.52%
Equity securities	—		—		—		—	5.07	19,547	5.07

Total	$5,492	2.97%	$93,955	4.20%	$27,427	4.56%	$6,310	4.84%	$211,704	5.48%

(1)	Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

At December 31, 2002, mortgage-backed securities consisting of collateralized mortgage obligations and pass-through mortgage obligations had a carrying value totaling $501.7 million. These mortgage-backed securities include $309.5 million classified as investment securities and $192.2 million classified as securities available for sale. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon the terms of the underlying mortgages, the relative level of mortgage interest rates, and the structure of the securities. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note with additional repayment as a result of sales of homes collateralizing the mortgage loans constituting the security. Accordingly, management generally expects repayment of the collateralized mortgage obligations over a one to three year period, and repayment of the pass-through mortgage obligations over a two to four year period. These periods have shortened considerably due to the current interest rate environment.

Other attributes of securities are discussed in “Interest Sensitivity and Market Risk.”

Short-Term Investments

Alabama National utilizes overnight investment of funds in Federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by Alabama National when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 2002, Federal funds sold and securities purchased under agreements to resell averaged $45.3 million, compared to $46.6 million during 2001, representing a slight decrease of $1.3 million.

Trading Account Securities

An important aspect of investment department operations, but less so to Alabama National overall, are trading account securities, which represent securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. Trading account securities averaged approximately $2.0 million in both 2002 and 2001. This small dollar amount reflects management’s policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $394.1 million, or 19.3%, to $2.44 billion in 2002, from $2.04 billion in 2001. Average interest-bearing deposits increased $292.8 million, or 18.4%, to $1.88 billion in 2002, from $1.59 billion in 2001. This increase is attributable to competitive rate and product offerings by Alabama National and successful marketing efforts. Average Federal funds purchased and securities sold under agreements to repurchase increased $33.4 million, or 14.0%, to $272.7 million in 2002, from $239.3 million in 2001, due in part, to additional liquidity provided by downstream correspondent banks. Average short-term borrowings increased by $36.1 million, or 84.3%, to $79.0 million in 2002, compared to $42.9 million in 2001. Average long-term borrowings increased $31.8 million or 18.8%, to $200.7 million in 2002, from $168.9 million in 2001. The increase in the combined short and long-term average debt outstanding is due to utilizing more borrowing programs offered to Alabama National’s Federal Home Loan Bank member subsidiaries.

Deposits

Average total deposits increased $347.7 million, or 18.7%, to $2.20 billion during 2002, from $1.85 billion during 2001. At December 31, 2002, total deposits were $2.33 billion, compared with $2.07 billion at December 31, 2001.

The following table sets forth the deposits of Alabama National by category at the dates indicated.

DEPOSITS

(Amounts in thousands, except percentages)

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$336,172	14.43%	$306,319	14.82%	$244,400	13.52%	$227,442	14.87%	$245,955	18.29%
NOW	476,721	20.46	384,355	18.60	290,471	16.07	224,037	14.65	193,196	14.36
Savings and money market	378,361	16.24	373,309	18.06	312,886	17.31	315,291	20.62	317,188	23.58
Time less than $100,000	635,827	27.27	668,819	32.36	659,370	36.50	525,788	34.38	429,174	31.91
Time greater than $100,000	503,314	21.60	333,957	16.16	299,968	16.60	236,693	15.48	159,504	11.86

Total deposits	$2,330,395	100.00%	$2,066,759	100.00%	$1,807,095	100.00%	$1,529,251	100.00%	$1,345,017	100.00%

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Alabama National’s core deposits totaled $1.83 billion, or 78.4%, of total deposits at December 31, 2002, and totaled $1.73 billion, or 83.8%, of total deposits at December 31, 2001.

Deposits, in particular core deposits, have historically been Alabama National’s primary source of funding and have enabled Alabama National to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be Alabama National’s primary source of funding in the future, although economic factors could affect this funding source. Alabama National’s loan-to-deposit ratio was 94.0% at December 31, 2002, and 95.0% at the end of 2001, and the ratio averaged 96.4% during 2002 and 97.7% during 2001. The maturity distribution of Alabama National’s time deposits in excess of $100,000 at December 31, 2002, is shown in the following table.

MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME

DEPOSITS OF $100,000 OR MORE

(Amounts in thousands)

	December 31, 2002
	Within One Month	After One Through Three Months	After Three Through Six Months	After Six Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Certificates of deposit of $100,000 or more	$27,160	$67,847	$88,340	$109,010	$83,243	$21,573	$397,173
Other time deposits of $100,000 or more	66,221	9,615	—	13,850	14,000	2,455	106,141

Total	$93,381	$77,462	$88,340	$122,860	$97,243	$24,028	$503,314

Approximately 33.9% of Alabama National’s time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Alabama National had $46.0 million in large certificates of deposit obtained through brokers outstanding at December 31, 2002, compared to $39.0 million at December 31, 2001. Alabama National’s use of brokered time deposits fluctuates depending upon funding needs and the pricing and maturity structure of brokered deposits versus other funding sources, including in-market time deposits.

Borrowed Funds

Borrowed funds include five broad categories; (i) Federal funds purchased and securities sold under agreements to repurchase, (ii) treasury, tax and loan balances, (iii) Federal Home Loan Bank (“FHLB”) borrowings, (iv) borrowings from a third party bank, and (v) trust preferred securities. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to Alabama National’s maintenance of short-term and long-term liquidity.

Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of Alabama National as well as a cash management tool offered to corporate customers. At December 31, 2002, these funds totaled $290.6 million, compared with $240.1 million at December 31, 2001. This balance will vary greatly depending on the liquidity of the downstream correspondent banks of Alabama National and the excess cash of its corporate customers.

At December 31, 2002, treasury, tax and loan balances totaled $0.6 million, compared to $3.5 million at December 31, 2001. Alabama National collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

Alabama National’s average borrowing from a third party bank under a $35 million credit facility (“the Credit Facility”) was $18.6 million during 2002, compared with $28.1 million during 2001. As of December 31, 2002, the outstanding balance under the Credit Facility was $19.1 million, leaving a remaining availability under the Credit Facility of $15.9 million. In January 2003, Alabama National made a principal payment of $6.8 million leaving an outstanding balance of $12.4 million. Although Alabama National had the proceeds for the principal reduction prior to year-end the Credit Facility requires that principal repayments occur only on interest pay dates. The Credit Facility bears interest at a rate that varies with LIBOR and is secured by a pledge of stock in the Banks. The Credit Facility is typically renewed on an annual basis and has a current maturity date of May 31, 2003. Alabama National has historically renewed the Credit Facility prior to its due date and anticipates doing so again in 2003.

All of the Banks are members of the FHLB. At December 31, 2002, the Banks had available FHLB lines of $572.0 million, under which $348.0 million was outstanding, including advances classified as short-term of $133.0 million and advances classified as long-term of $215.0 million. This compares to borrowings of $246.0 million at December 31, 2001, of which $52.0 million was short-term and $194.0 million was long-term. The increase in borrowings from the FHLB is attributable to the continued increase in interest bearing assets of Alabama National, as other funding sources such as deposit liabilities were not cost effective to support such growth.

On December 19, 2002, Alabama National, through its wholly owned subsidiary, Alabama National Statutory Trust II, issued Floating Rate Capital Securities, commonly known as trust preferred securities, in the principal amount of $10.0 million. The trust preferred securities issued in 2002, is in addition to $15.0 million of trust preferred securities issued in December 2001. The securities pay distributions at a rate that varies with LIBOR. They are classified as long-term debt for the financial statements but are included as capital for regulatory purposes. The net proceeds of the trust preferred securities issued were used to reduce Alabama National’s balance under the Credit Facility and for general corporate expenses.

The following table sets forth, for the periods indicated, the principal components of borrowed funds.

BORROWED FUNDS

(Amounts in thousands, except percentages)

	December 31,
	2002	2001	2000
Federal funds purchased and securities sold under agreements to repurchase:
Balance at end of period .	$290,637	$240,060	$166,580
Average balance outstanding	272,689	239,293	156,204
Maximum outstanding at any month’s end	353,361	319,333	183,749
Weighted average interest rate at period-end	1.02%	1.56%	5.85%
Weighted average interest rate during the period	1.54	3.63	5.96
Treasury, tax and loan:
Balance at end of period .	$629	$3,490	$900
Average balance outstanding	1,022	1,263	1,882
Maximum outstanding at any month’s end	2,544	3,490	4,932
Weighted average interest rate at period-end	1.00%	1.29%	5.63%
Weighted average interest rate during the period	1.35	3.25	6.16
Notes Payable:
Balance at end of period .	$19,100	$16,350	$27,439
Average balance outstanding	18,616	28,081	20,842
Maximum outstanding at any month’s end	19,100	30,100	27,439
Weighted average interest rate at period-end	2.17%	2.68%	7.41%
Weighted average interest rate during the period	2.57	4.82	7.33
Short-term advances from the Federal Home Loan Bank:
Balance at end of period	$133,000	$52,000	$64,000
Average balance outstanding	59,320	13,506	42,297
Maximum outstanding at any month’s end	133,000	67,000	77,000
Weighted average interest rate at period-end	2.01%	2.16%	5.84%
Weighted average interest rate during the period	2.96	3.31	6.80
Long-term advances from the Federal Home Loan Bank:
Balance at end of period .	$215,000	$194,000	$83,700
Average balance outstanding	185,103	168,116	96,898
Maximum outstanding at any month’s end	215,000	194,000	123,700
Weighted average interest rate at period-end	3.90%	3.83%	5.99%
Weighted average interest rate during the period .	4.44	4.99	5.75
Trust preferred securities:
Balance at end of period .	$25,000	$15,000	$—
Average balance outstanding	15,356	575
Maximum outstanding at any month’s end	25,000	15,000
Weighted average interest rate at period-end	4.87%	5.60%
Weighted average interest rate during the period	5.66	5.60
Capital leases:
Balance at end of period	$56	$77	$197
Average balance outstanding	66	165	264
Maximum outstanding at any month’s end	75	191	266
Weighted average interest rate at period-end	9.55%	9.55%	9.34%
Weighted average interest rate during the period	9.55	9.09	9.34

Capital Resources and Liquidity Management

Capital Resources

Alabama National’s stockholder’s equity increased by $26.6 million from December 31, 2001, to $234.5 million at December 31, 2002. This increase was attributable to the following (in thousands):

Net income	$ 35,702
Dividends	(12,362)
Issuance of stock from treasury	205
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	1,685
Additional paid in capital related to stock based compensation .	1,376

Net increase	$ 26,606

Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier I capital. Tier I capital consists of common stockholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, under the guidelines, Alabama National and the Banks must maintain a minimum Tier I leverage ratio of Tier I capital to total assets of at least 3%, but this minimum ratio is typically increased by 100 to 200 basis points for other than the highest rated institutions.

Alabama National exceeded its fully phased-in regulatory capital ratios at December 31, 2002, 2001 and 2000, as set forth in the following table.

ANALYSIS OF CAPITAL

(Amounts in thousands, except percentages)

	December 31,
	2002	2001	2000
Tier 1 Capital	$236,717	$203,527	$158,781
Tier 2 Capital	29,617	25,654	22,368

Total qualifying capital(1)	$266,334	$229,181	$181,149

Risk-adjusted total assets (including off-balance sheet exposures) ..	$2,366,289	$2,049,456	$1,791,433
Tier 1 risk-based capital ratio (4.00% required minimum)	10.00%	9.92%	8.86%
Total risk-based capital ratio (8.00% required minimum)	11.26	11.17	10.11
Tier 1 leverage ratio (4.00% required minimum) .	7.52	7.61	6.83

(1)	Does not include $3,087,000, $2,865,000 and $182,000 of the Company’s allowance for loan losses at December 31, 2002, 2001 and 2000, respectively, in excess of 1.25% of risk-adjusted total assets.

Each of the Banks is required to maintain minimum risk-based and leverage ratios similar to those required for Alabama National. Each of the banks exceeded these regulatory minimum capital ratios at December 31, 2002, as set forth in the following table:

BANK CAPITAL RATIOS

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.00%	11.26%	7.52%

National Bank of Commerce of Birmingham	9.96	11.14	7.51
Alabama Exchange Bank	13.35	14.61	7.27
Bank of Dadeville	12.54	13.79	7.91
Citizens & Peoples Bank, N.A.	9.74	11.00	7.17
Community Bank of Naples, N.A.	9.60	10.85	7.40
First American Bank	9.14	10.39	7.48
First Citizens Bank	13.50	14.71	7.00
First Gulf Bank	10.06	11.31	7.30
Georgia State Bank	11.59	12.85	7.45
Public Bank	9.88	11.13	8.05
Peoples State Bank of Groveland	11.00	12.26	7.15
Required minimums	4.00	8.00	4.00

In addition to meeting the minimum regulatory ratios, the regulatory ratios of Alabama National’s subsidiary banks exceeded the ratios for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, Alabama National’s subsidiary banks must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Liquidity Management

Liquidity management involves monitoring Alabama National’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of an entity to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.

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

Assets included in Alabama National’s Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell, Alabama National’s primary source of immediate liquidity, averaged $45.3 million during 2002 and were $78.0 million at December 31, 2002, and averaged $46.6 million during 2001 and were $32.2 million at December 31, 2001. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provides a repetitive source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $228.0 million at December 31, 2002, provide Alabama National an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See “Earning Assets—Loans” and “Earning Assets—Securities.”

Liquidity can also be managed using liabilities included in Alabama National’s Consolidated Statement of Condition, such as Federal funds purchased and securities sold under agreements to repurchase and short-term borrowings. Combined Federal funds purchased and securities sold under agreements to repurchase, treasury, tax and loan, and short-term borrowings averaged $351.6 million during 2002 and were $443.4 million at December 31, 2002, and averaged $282.1 million during 2001 and were $311.9 million at December 31, 2001. Overnight borrowing lines with upstream correspondent banks, totaling $144.5 million at December 31, 2002, of which $99.1 million was unused, provide additional sources of liquidity to Alabama National on an unsecured basis. The Federal Home Loan Bank provides secured and unsecured credit lines to all of Alabama National’s Banks totaling approximately $572.0 million as of year-end 2002. At December 31, 2002, advances under these lines totaled $348.0 million, including $133.0 million classified as short-term and $215.0 million classified as long-term. Long-term liquidity needs are met through Alabama National’s deposit base (approximately 78.4% of Alabama National’s deposits at December 31, 2002, are considered core deposits), and the repayment of loans and other investments as they mature. Alabama National is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits, long-term borrowings and the amount and mix of longer-term investments in its portfolio.

One of the Banks, NBC, has pledged approximately $59.8 million in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility, which management views as a backup liquidity facility. At December 31, 2002, NBC had access to approximately $48.6 million under this facility, with no outstanding borrowings.

Alabama National, as a stand-alone corporation, has more limited access to liquidity sources than its Banks and depends on dividends from its subsidiaries as its primary source of liquidity. Alabama National’s liquidity is diminished by required payments on its outstanding short-term debt and trust preferred securities. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions, which may, but are not expected to, have a material negative impact on the liquidity available to Alabama National. (See Note 18 to the Alabama National’s Consolidated Financial Statements included in this Annual Report beginning at page F-1). If circumstances warrant, Alabama National’s short-term liquidity needs can also be met by additional borrowings of approximately $15.9 million representing the unused portion of Alabama National’s credit facility with an unrelated bank. See “Deposits and Other Interest-Bearing Liabilities—Borrowed Funds.”

Contractual Obligations

Alabama National has contractual obligations to make future payments on debt and lease agreements. Long-term debt, capital leases and trust preferred securities are reflected on the consolidated statements of financial condition, whereas, operating lease obligations for office space and equipment are not recorded on the consolidated statements of financial condition. Alabama National has no unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Notes 9 and 10 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1. Total contractual obligations of Alabama National as of December 31, 2002, are as follows.

CONTRACTUAL OBLIGATIONS

(Amounts in thousands)

	As of December 31, 2002
	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total

Long-term debt and capital leases	$32	$20,033	$25,000	$195,000	$240,065
Trust preferred securities	—	—	—	25,000	25,000
Operating lease obligations	1,926	3,586	3,258	16,526	25,296

Total contractual obligations	$1,958	$23,619	$28,258	$236,526	$290,361

Credit Extension Commitments

Many of Alabama National’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded on Alabama National’s Consolidated Statements of Financial Condition. These commitments are more fully discussed in Note 11 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1. The table below summarizes the total unfunded credit extension, or off-balance sheet, commitment amounts by expiration date.

CREDIT EXTENSION COMMITMENTS

(Amounts in thousands)

	As of December 31, 2002
		Due after	Due after
	Due in	1 year	3 years
	1 year	through	through	Due after
	or less	3 years	5 years	5 years	Total
Unfunded lines	$327,775	$83,973	$23,699	$100,509	$535,956
Letters of credit	27,923	3,187	15	—	31,125

Total credit extension commitments	$355,698	$87,160	$23,714	$100,509	$567,081

Accounting Pronouncements

Business Combinations and Goodwill and Other Intangibles

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Pooling-of-interests business combinations initiated prior to June 30, 2001 were grandfathered. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of SFAS No. 142. The new standard also requires that intangible assets with definite useful live be amortized over their respective estimated useful lives and reviewed annually for impairment. Alabama National adopted the provisions of SFAS No. 141 on July 1, 2001 and SFAS No. 142 effective January 1, 2002. See Note 3 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1, titled Goodwill and Other Acquired Intangible Assets, for additional discussion of Alabama National’s intangible assets.

Acquisitions of Certain Financial Institutions

On October 1, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses the treatment of goodwill related to branch acquisitions. SFAS No. 147 requires that goodwill meeting certain criteria be accounted for under SFAS No. 142. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National.

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Alabama National adopted SFAS No. 143 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Management does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

Rescission and Amendment of Certain FASB Statements

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. Alabama National adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Management does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

Accounting for Costs Associated with Exit or Disposal Activities

On July 31, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective after December 31, 2002. Alabama National adopted SFAS No. 146 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Management does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

Accounting for Stock-Based Compensation—Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Alabama National had previously adopted all provisions of SFAS No. 123. Accordingly, the initial adoption of SFAS No. 148 did not have an impact on the financial condition or results of operations of Alabama National. Management of Alabama National does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

Guarantor’s Accounting and Disclosure Requirements

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 31, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 11 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1, titled Commitments and Contingencies, for additional discussion of the Company’s financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (QSPE) as defined within SFAS No. 140. Alabama National has investments in entities in the form of limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. Alabama National’s interest in these partnerships was $2.5 million at December 31, 2002. The assets and liabilities of these partnerships primarily consist of apartment complexes and related mortgages. Alabama National accounts for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of these partnerships. As of December 31, 2002, Alabama National’s maximum potential exposure to loss with respect to these partnerships is limited to Alabama National’s recorded investment of $2.5 million. While Alabama National has not yet completed its assessment of these investments, it may be required to consolidate a portion of these investments effective July 1, 2003.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as Alabama National and its subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on Alabama National’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See “Interest Sensitivity and Market Risk.”

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

The information required by this item is contained in Item 7 herein under the heading “Interest Sensitivity and Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements and Financial Statement Schedules of Alabama National BanCorporation and subsidiaries listed in ITEM 15 have been included in this Annual Report and should be referred to in their entirety. The Supplementary Financial Information required by Item 302 of Regulation S-K is set forth below.

SELECTED QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Unaudited)

	2002 Quarters				2001 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Summary of Operations:
Interest income	$43,957	$44,592	$45,860	$43,738	$45,825	$45,207	$44,885	$43,620
Interest expense	16,880	16,293	16,394	15,746	25,486	24,054	22,344	18,509
Net interest income	27,077	28,299	29,466	27,992	20,339	21,153	22,541	25,111
Provision for loan and lease losses	1,270	1,211	2,245	3,230	593	701	919	1,733
Securities gains	30	5	—	—	—	—	91	155
Noninterest income	13,197	13,361	16,183	18,388	11,807	11,408	11,644	13,602
Noninterest expense	26,455	27,586	30,174	29,390	22,959	21,689	22,349	25,261
Net income	8,608	8,782	9,018	9,294	5,843	6,976	7,508	8,088
Dividends on common stock	3,088	3,090	3,091	3,093	2,712	2,722	2,729	2,840

Per Common Share Data:
Book Value	$17.22	$17.92	$18.48	$18.95	$15.07	$15.44	$15.97	$16.84
Tangible book value	15.66	16.35	16.84	17.28	13.93	14.33	14.88	15.31
Net income (diluted)	0.68	0.69	0.71	0.73	0.49	0.58	0.62	0.66
Dividends declared	0.25	0.25	0.25	0.25	0.23	0.23	0.23	0.23

Balance Sheet Highlights
At Period-End:
Total assets	$2,950,062	$3,144,348	$3,229,836	$3,316,168	$2,516,285	$2,593,867	$2,653,918	$2,843,467
Securities(1)	599,922	656,864	627,607	700,333	410,509	428,430	470,919	567,688
Loans held for sale	20,818	20,833	48,835	51,030	27,438	21,197	17,582	36,554
Loans and leases, net of unearned income	2,011,162	2,077,078	2,170,400	2,191,394	1,725,746	1,787,168	1,829,925	1,964,169
Allowance for loan and lease losses .	29,613	30,680	32,674	32,704	22,798	23,277	23,371	28,519
Deposits	2,179,227	2,218,054	2,270,032	2,330,395	1,879,309	1,868,452	1,868,934	2,066,759
Short-term debt	91,100	72,100	77,100	152,100	33,000	30,000	34,600	68,350
Long-term debt	184,631	184,081	189,074	240,065	147,906	159,185	189,104	209,631
Stockholders' equity .	212,705	221,496	228,585	234,492	177,766	182,729	189,480	207,886

(1)	Does not include trading securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding Executive Officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

The following table summarizes the securities that have been authorized for issuance under Alabama National equity compensation plans categorized by those plans approved by security holders and those plans not approved by security holders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders	269,859	$17.28	(1)	488,372	(2)
Equity compensation plans not approved by security holders(3)	43,164	$0.00	(4)	43,261	(5)
Total	313,023	$17.28		531,633

(1)	Does not include awards deferred pursuant to the Alabama National BanCorporation Plan for the Deferral of Compensation for Directors Who Are Not Employees of the Company as there is no exercise price associated with these deferred awards.

(2)	Includes 333,872 shares of common stock reserved for issuance pursuant to the Alabama National BanCorporation Performance Share Plan.

(3)	Does not include outstanding options to purchase 98,759 shares of Alabama National common stock granted to employees and directors of banks assumed through various mergers and acquisitions. At December 31, 2002, these assumed options had a weighted average exercise price of $20.82 per share. None of the plans assumed have options that are available for future issuance.

(4)	Does not include awards deferred pursuant to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks and the Alabama National BanCorporation Plan for the Deferral of Compensation By Key Employees as there is no exercise price associated with these deferred awards.

(5)	Includes 18,261 shares of common stock reserved for issuance pursuant to the Alabama National BanCorporation Performance Share Plan for Certain Directors of Citizens’ & People’s Bank, N.A. and 25,000 shares of common stock reserved for issuance pursuant to the Alabama National BanCorporation Performance Share Plan for Certain Members of the Madison County Advisory Board of Directors of First American Bank.

Features of the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks, the Alabama National BanCorporation Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A., the Alabama National BanCorporation Performance Share Plan for Certain Members of the Madison County Advisory Board of Directors of First American Bank and the Farmers National Bank of Opelika Key Personnel Stock Option Plan are described in Note 12 of the Notes to the Consolidated Financial Statements beginning on page F-1.

The Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees and the Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees and Employee-Directors of Peoples State Bank of Groveland have generally the same features as the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks described in Note 12 of the Notes to the Consolidated Financial Statements beginning on page F-1.

Community Bank of Naples, N.A. 1996 Stock Option Plan. Alabama National assumed the Community Bank of Naples, N.A. 1996 Stock Option Plan in connection with Alabama National’s acquisition of Community Bank of Naples in December 1998. Only key employees of Community Bank of Naples identified by its board of directors were eligible to participate. At the time the outstanding options were granted, the options were exercisable for common stock of Community Bank of Naples. All outstanding options were granted prior to Alabama National’s acquisition of Community Bank of Naples, and options are no longer granted under the plan.

Under the plan, the exercise price of the options equaled the fair market value of Community Bank of Naples’ common stock at the time of the grant. Following the merger, these options became exercisable for shares of Alabama National common stock.

First American Bancorp Non-Qualified Stock Option Agreements. Alabama National assumed two First American Bancorp Non-Qualified Stock Option Agreements in connection with Alabama National’s merger with First American Bancorp in November 1997. At the time the outstanding options were granted, the options were exercisable for common stock of First American Bancorp. All outstanding options were granted prior to Alabama National’s merger with First American Bancorp, and options are no longer granted under the agreements. Under the agreements, the exercise price of the options equaled $14.00 per share of First American Bancorp common stock. Following the merger, these options became exercisable for shares of Alabama National common stock at an exercise price of $15.56 per share.

Community Financial Corporation 1994 Stock Option Plan and Community Financial Corporation 1996 Stock Option Plan. Alabama National assumed the Community Financial Corporation 1994 Stock Option Plan and the Community Financial Corporation 1996 Stock Option Plan in connection with Alabama National’s merger with Community Financial Corporation in October 1998. At the time the outstanding options were granted, the options were exercisable for common stock of Community Financial Corporation. All outstanding options were granted prior to Alabama National’s merger with Community Financial Corporation, and awards are no longer granted under the plans. Under the plans, the exercise price of the options could not be less than the fair market value of the stock into which the options were exercisable at the time of grant. Following the merger, these options became exercisable for shares of Alabama National common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to this report, Alabama National carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in Alabama National’s periodic Securities and Exchange Commission filings. There have been no significant changes in Alabama National’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) and (d)—Financial Statements and Financial Statement Schedules.

Financial Statements:    The Consolidated Financial Statements of Alabama National and its subsidiaries, included herein (beginning on page F-1), are as follows:

Report of Independent Auditors—PricewaterhouseCoopers LLP

Consolidated Statements of Condition—December 31, 2002 and 2001

Consolidated Statements of Income—Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows—Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Financial Statement Schedules:    All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K.

None.

(c)  Exhibits.

The exhibits listed on the exhibit index beginning on page 59 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 17th day of March, 2003.

ALABAMA NATIONAL BANCORPORATION

By:	/s/ JOHN H. HOLCOMB, III
John H. Holcomb, III Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN H. HOLCOMB, III John H. Holcomb, III	Chairman and Chief Executive Officer (principal executive officer)	March 17, 2003

/s/ VICTOR E. NICHOL, JR. Victor E. Nichol, Jr.	Vice Chairman and Director	March 17, 2003

/s/ RICHARD MURRAY, IV Richard Murray, IV	President, Chief Operating Officer and Director	March 17, 2003

/s/ WILLIAM E. MATTHEWS, V William E. Matthews, V	Executive Vice President and Chief Financial Officer	March 17, 2003

/s/ SHELLY S. WILLIAMS Shelly S. Williams	Senior Vice President and Controller (principal accounting officer)	March 17, 2003

/s/ W. RAY BARNES W. Ray Barnes	Director	March 14, 2003

/s/ T. MORRIS HACKNEY T. Morris Hackney	Director	March 17, 2003

/s/ JOHN D. JOHNS John D. Johns	Director	March 17, 2003

/s/ JOHN J. MCMAHON, JR. John J. McMahon, Jr.	Director	March 17, 2003

Name	Title	Date

/s/ C. PHILLIP MCWANE C. Phillip McWane	Director	March 17, 2003

/s/ G. RUFFNER PAGE, JR. G. Ruffner Page, Jr.	Director	March 17, 2003

/s/ W. STANCIL STARNES W. Stancil Starnes	Director	March 17 2003

/s/ WILLIAM D. MONTGOMERY William D. Montgomery	Director	March 17, 2003

/s/ DAN M. DAVID Dan M. David	Vice Chairman and Director	March 17, 2003

/s/ C. LLOYD NIX C. Lloyd Nix	Director	March 17, 2003

/s/ WILLIAM E. SEXTON William E. Sexton	Director	March 17, 2003

/s/ JOHN V. DENSON John V. Denson	Director	March 17, 2003

CERTIFICATION

I, John H. Holcomb, III, certify that:

1.    I have reviewed this annual report on Form 10-K of Alabama National BanCorporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	By: /s/ JOHN H. HOLCOMB, III John H. Holcomb, III Chairman and Chief Executive Officer

CERTIFICATION

I, William E. Matthews, V, certify that:

1.    I have reviewed this annual report on Form 10-K of Alabama National BanCorporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	By: /s/ WILLIAM E. MATTHEWS, V William E. Matthews, V Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Restated Certificate of Incorporation	(17)

3.2	ByLaws	(1)

10.1	Alabama National BanCorporation 1994 Stock Option Plan	(1)

10.2	Form of Stock Option Agreement utilized in connection with the 1994 Stock Option Plan	(2)

10.3	Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks	(19)

10.3A	Amendment Number One to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks	(19)

10.3B	Amendment Number Two to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks	(19)

10.3C	Amendment Number Three to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks.	(19)

10.4	Lease Agreement dated June 1, 2000 between Woodward Properties, LLP and NBC	(11)

10.4A	First Amendment to Lease Agreement dated December 31, 2001 between Woodward Properties, LLP and NBC	(19)

10.4B	Second Amendment to Lease Agreement dated March 1, 2002 between Woodward Properties, LLP and NBC	(19)

10.5	NBC Pension Plan (amended and restated effective January 1, 1997)	(8)

10.6	Credit Agreement between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(3)

10.6A	Promissory Note between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(3)

10.6B	Pledge Agreement between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(3)

10.6C	First Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated February 10, 1997	(5)

10.6D	Second Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated January 19, 1998	(6)

10.6E	Third Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated June 23, 1999	(7)

10.6F	Fourth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated June 20, 2000	(10)

10.6G	Fifth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2001	(14)

10.6H	Sixth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2002	(18)

10.6I	Fourth AmSouth Bank Note Modification Agreement dated May 31, 2002	(19)

10.7	Second Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan	(9)

Exhibit Number	Description	Reference

10.8	Alabama National BanCorporation Deferred Compensation Plan for Directors Who Are Not Employees of the Company	(4)

10.9	Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees and Employee-Directors of Peoples State Bank of Groveland	(19)

10.10	First American Bancorp Non-Qualified Stock Option Agreement with Dan M. David dated March 7, 1997	(6)

10.11	Alabama National BanCorporation 1999 Long-Term Incentive Plan	(8)

10.11A	Amendment Number One to Alabama National BanCorporation 1999 Long-Term Incentive Plan	(19)

10.12	Agreement and Plan of Merger dated as of September 6, 2001 between Alabama National BanCorporation and Farmers National Bancshares, Inc.	(15)

10.13	Alabama National BanCorporation Employee Capital Accumulation Plan (amended and restated effective January 1, 2000)	(8)

10.14	Non-Qualified Option Agreement dated as of January 1, 2000 between John R. Bragg and Alabama National BanCorporation	(12)

10.15	Non-Qualified Option Agreement dated as of January 1, 2000 between John H. Holcomb, III and Alabama National BanCorporation	(12)

10.16	Non-Qualified Option Agreement dated as of January 1, 2000 between William E. Matthews, V and Alabama National BanCorporation	(12)

10.17	Non-Qualified Option Agreement dated as of January 1, 2000 between Richard Murray, IV and Alabama National BanCorporation	(12)

10.18	Non-Qualified Option Agreement dated as of January 1, 2000 between Dan M. David and Alabama National BanCorporation	(12)

10.19	Non-Qualified Option Agreement dated as of January 1, 2000 between Victor E. Nichol, Jr. and Alabama National BanCorporation	(12)

10.20	Non-Qualified Option Agreement dated as of January 1, 2000 between Shelly S. Williams and Alabama National BanCorporation	(12)

10.21	Employment Continuation Agreement dated as of September 21, 2000 between John R. Bragg and Alabama National BanCorporation	(12)

10.22	Employment Continuation Agreement dated as of September 21, 2000 between John H. Holcomb, III and Alabama National BanCorporation	(12)

10.23	Employment Continuation Agreement dated as of September 21, 2000 between William E. Matthews, V and Alabama National BanCorporation	(12)

10.24	Employment Continuation Agreement dated as of September 21, 2000 between Richard Murray, IV and Alabama National BanCorporation	(12)

10.25	Employment Continuation Agreement dated as of September 21, 2000 between Victor E. Nichol, Jr. and Alabama National BanCorporation	(12)

10.26	Employment Continuation Agreement dated as of September 21, 2000 between Dan M. David and Alabama National BanCorporation	(12)

10.27	Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees	(13)

10.28	The Farmers National Bank of Opelika Key Personnel Stock Option Plan, effective date—October 28, 1992	(16)

Exhibit Number	Description	Reference

10.29	Second Amendment and Restatement of the Alabama National BanCorporation Annual Incentive Plan	(16)

10.30	Amended and Restated Alabama National BanCorporation Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A.	(19)

10.30A	Amendment One to the Alabama National BanCorporation Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank N.A.	(19)

10.31	Alabama National BanCorporation Performance Share Plan for Certain Members of the Madison County Advisory Board of Directors of First American Bank	(19)

10.32	Amended and Restated Declaration of Trust among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others dated December 18, 2001	(16)

10.33	Indenture dated December 18, 2001 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(16)

10.34	Guarantee Agreement dated December 18, 2001 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(16)

10.35	Amended and Restated Declaration of Trust dated December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others	(19)

10.36	Indenture dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A	(19)

10.37	Guarantee Agreement dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(19)

21.1	Subsidiaries of Alabama National BanCorporation	(19)

23.1	Consent of PricewaterhouseCoopers L.L.P.	(19)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(19)

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(19)

(1)	Filed as an Exhibit to Alabama National’s Annual Report on Registration Statement on Form S-1 (Registration No. 33-83800) and incorporated herein by reference.

(2)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(4)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(5)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

(6)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(7)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(8)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(9)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(10)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(11)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(12)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(13)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(14)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(15)	Filed as Appendix A to Alabama National’s Registration Statement on Form S-4 (Registration No. 333-71256) and incorporated herein by reference.

(16)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(17)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(18)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(19)	Filed herewith.

Alabama National BanCorporation and Subsidiaries

Consolidated Financial Statements

December 31, 2002 and 2001 and the

Three Years Ended December 31, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors

Alabama National BanCorporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama  January 15, 2003, except for Note 22 as to which the date is January 29, 2003

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of December 31, 2002 and 2001

(in thousands, except share data)

	2002	2001
A S S E T S
Cash and due from banks	$99,561	$78,262
Interest-bearing deposits in other banks	12,621	10,813
Federal funds sold and securities purchased under agreements to resell	77,957	32,241
Trading securities, at fair value	1,645	1,341
Investment securities (fair value $357,812 and $234,808 for 2002 and 2001, respectively)	355,445	234,766
Securities available for sale, at fair value	344,888	332,922
Loans held for sale	51,030	36,554
Loans and leases	2,193,702	1,966,631
Unearned income	(2,308)	(2,462)

Loans and leases, net of unearned income	2,191,394	1,964,169
Allowance for loan and lease losses	(32,704)	(28,519)

Net loans and leases	2,158,690	1,935,650
Property, equipment and leasehold improvements, net	72,337	60,821
Goodwill	15,925	14,813
Other intangible assets, net	4,697	4,062
Cash surrender value of life insurance	56,146	53,171
Receivables from investment division customers	28,987	16,551
Other assets	36,239	31,500

Total assets	$3,316,168	$2,843,467

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Liabilities:
Deposits:
Noninterest bearing	$336,172	$306,319
Interest bearing	1,994,223	1,760,440

Total deposits	2,330,395	2,066,759
Federal funds purchased and securities sold under agreements to repurchase	290,637	240,060
Treasury, tax and loan accounts	629	3,490
Accrued expenses and other liabilities	42,328	30,863
Payable for securities purchased for investment division customers	25,522	16,428
Short-term borrowings	152,100	68,350
Long-term debt	240,065	209,631

Total liabilities	3,081,676	2,635,581
Commitments and contingencies (see Notes 10 and 11)
Stockholders’ equity:
Common stock, $1 par; 27,500,000 and 17,500,000 shares authorized at December 31, 2002 and 2001, respectively; 12,424,544 shares issued at both December 31, 2002 and 2001, respectively	12,425	12,425
Additional paid-in capital	105,355	103,624
Retained earnings	115,281	92,866
Treasury stock at cost, 48,713 and 77,476 shares at December 31, 2002 and 2001, respectively	(1,312)	(2,087)
Accumulated other comprehensive income, net of tax	2,743	1,058

Total stockholders’ equity	234,492	207,886

Total liabilities and stockholders’ equity	$3,316,168	$2,843,467

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands, except share data)

	2002	2001	2000
Interest income:
Interest and fees on loans	$143,498	$147,922	$143,664
Interest on securities	33,660	29,055	24,499
Interest on deposits in other banks	165	510	214
Interest on trading securities	81	119	124
Interest on federal funds sold	743	1,931	2,721

Total interest income	178,147	179,537	171,222

Interest expense:
Interest on deposits	49,772	71,412	71,570
Interest on federal funds purchased	4,187	8,696	9,305
Interest on short-term borrowings	2,246	1,842	4,518
Interest on long-term borrowings	9,108	8,443	5,594

Total interest expense	65,313	90,393	90,987

Net interest income	112,834	89,144	80,235
Provision for loan and lease losses	7,956	3,946	2,506

Net interest income after provision for loan and lease losses	104,878	85,198	77,729

Non interest income:
Service charges on deposit accounts	12,081	9,497	8,304
Investment services income	13,576	13,717	5,867
Securities brokerage and trust income	13,590	8,800	7,692
Gain on origination and sale of mortgages	10,860	7,431	3,531
Insurance commissions	2,837	2,126	2,099
Bank owned life insurance	3,018	2,412	2,080
Securities gains (losses)	35	246	(119)
Other	5,167	4,478	3,893

Total noninterest income	61,164	48,707	33,347

Non interest expense:
Salaries and employee benefits	57,687	45,329	39,017
Commission based compensation	16,498	12,868	5,566
Occupancy and equipment expense, net	11,603	9,722	8,906
Amortization of intangibles	832	1,145	879
Other	26,957	23,169	19,743

Total noninterest expense	113,577	92,233	74,111

Income before provision for income taxes and minority interest in earnings of consolidated subsidiaries	52,465	41,672	36,965
Provision for income taxes	16,735	13,232	11,421

Income before minority interest in earnings of consolidated subsidiaries	35,730	28,440	25,544
Minority interest in earnings of consolidated subsidiaries	28	25	26

Net income available for common shares	$35,702	$28,415	$25,518

Weighted average common shares outstanding:
Basic	12,361	11,853	11,792

Diluted	12,683	12,141	11,973

Earnings per common share:
Basic	$2.89	$2.40	$2.16

Diluted	$2.81	$2.34	$2.13

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Net income	$35,702	$28,415	$25,518
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	2,615	3,100	8,897
Less: Reclassification adjustment for net gains (losses) included in net income	35	246	(119)

Other comprehensive income, before taxes	2,580	2,854	9,016
Provision for income taxes related to items of other comprehensive income	895	982	3,048

Other comprehensive income	1,685	1,872	5,968

Comprehensive income	$37,387	$30,287	$31,486

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands, except share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Taxes	Total Equity
Balance, December 31, 1999	11,921,628	$11,922	$82,056	$62,310	$(3,226)	$(6,782)	$146,280
Net income				25,518			25,518
Common stock dividends declared ($0.84 per share)				(9,664)			(9,664)
Exercise of stock options				(348)	383		35
Stock based compensation			4,059	(4)			4,055
Purchase of treasury stock at cost					(588)		(588)
Change in unrealized gains on available for sale securities, net of taxes						5,968	5,968

Balance, December 31, 2000	11,921,628	11,922	86,115	77,812	(3,431)	(814)	171,604
Net income				28,415			28,415
Common stock dividends declared ($0.92 per share)				(11,003)			(11,003)
Issuance of stock in purchase business combinations	502,916	503	15,729				16,232
Cash in lieu of fractional shares and other			(10)				(10)
Exercise of stock options and issuance of shares related to deferred compensation plans			667	(2,302)	2,007		372
Stock based compensation			1,123	(56)			1,067
Purchase of treasury stock at cost					(663)		(663)
Change in unrealized gains on available for sale securities, net of taxes						1,872	1,872

Balance, December 31, 2001	12,424,544	12,425	103,624	92,866	(2,087)	1,058	207,886
Net income				35,702			35,702
Common stock dividends declared ($1.00 per share)				(12,362)			(12,362)
Exercise of stock options and issuance of shares related to deferred compensation plans			271	(841)	775		205
Stock based compensation			1,460	(84)			1,376
Change in unrealized gains on available for sale securities, net of taxes						1,685	1,685

Balance, December 31, 2002	12,424,544	$12,425	$105,355	$115,281	$(1,312)	$2,743	$234,492

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$35,702	$28,415	$25,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,956	3,946	2,506
Deferred tax provision	2,963	2,540	2,407
Depreciation and amortization	5,797	5,396	4,757
Loss on disposal of property and equipment	16	5	3
Securities (gains) losses	(35)	(246)	119
(Gain) loss on disposal of other real estate	(572)	(12)	7
Write-down of other real estate owned	374	249	14
Income earned on bank owned life insurance	(3,018)	(2,412)	(2,080)
Stock based compensation	1,453	1,103	1,425
Net amortization of securities	(350)	(323)	(75)
Net (increase) decrease in trading securities	(304)	(764)	2,124
Minority interest in earnings of consolidated subsidiaries	28	25	26
(Increase) decrease in other assets	(22,683)	(1,142)	11,988
Increase (decrease) in other liabilities	20,803	9,310	(22,638)
Other	—	(19)	(31)

Net cash provided by operating activities	48,130	46,071	26,070

Cash flows from investing activities:
Purchases of investment securities	(401,806)	(242,211)	(50,028)
Proceeds from calls and maturities of investment securities	281,357	70,348	8,887
Purchases of securities available for sale	(552,999)	(382,780)	(118,734)
Proceeds from sales of securities available for sale	15,508	25,001	4,870
Proceeds from calls and maturities of securities available for sale	528,260	397,444	131,855
Net increase in interest-bearing deposits in other banks	(1,808)	(3,183)	(615)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(45,716)	22,743	5,556
Net increase in loans	(248,346)	(185,686)	(236,904)
Purchases of property, equipment and leasehold improvements	(16,000)	(8,898)	(9,087)
Proceeds from sale of property, equipment and leasehold improvements	88	57	5
Proceeds from sale of other real estate owned	2,436	3,205	741
Costs capitalized on other real estate owned	(284)	(180)	(48)
Cash paid for bank owned life insurance	—	(1,986)	(9,258)
Net cash (paid) acquired in purchase acquisitions	(551)	7,062	(19,042)

Net cash used in investing activities	(439,861)	(299,064)	(291,802)

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Cash flows from financing activities:
Net increase in deposits	263,636	84,177	223,828
Increase in federal funds purchased and securities sold under agreements to repurchase	50,577	73,480	34,846
Net increase (decrease) in short-term borrowings and capital leases	80,889	(20,499)	59,751
Proceeds from long-term debt	55,984	125,705	42,921
Repayments of long-term debt	(25,550)	—	(83,000)
Dividends on common stock	(12,362)	(11,003)	(9,668)
Purchase of treasury stock	—	(663)	(588)
Other	(144)	(418)	63

Net cash provided by financing activities	413,030	250,779	268,153

Increase (decrease) in cash and cash equivalents	21,299	(2,214)	2,421
Cash and cash equivalents, beginning of year	78,262	80,476	78,055

Cash and cash equivalents, end of year	$99,561	$78,262	$80,476

Supplemental disclosures of cash flow information:
Cash paid for interest	$66,851	$92,699	$86,658

Cash paid for income taxes	$15,169	$9,796	$11,495

Supplemental schedule of noncash investing activities:
Foreclosure of other real estate owned	$2,874	$2,465	$1,267

Transfer of property to other real estate owned	$—	$465

Increase in unrealized holding gains on securities available for sale	$(1,685)	$(1,872)	$(5,968)

Assets acquired and liabilities assumed in merger transactions (Note 2):
Assets acquired in business combinations	$—	$188,443	$73,659

Liabilities assumed in business combinations	$—	$177,479	$54,361

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1.    Nature of Business and Summary of Significant Accounting Policies

Alabama National BanCorporation and Subsidiaries (the Company) provides a full range of banking and bank-related services to individual and corporate customers through its eleven subsidiary banks located in Alabama, Georgia, and Florida.

Basis of Presentation and Principles of Consolidation—The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and with general financial services industry practices. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, valuation of goodwill, other intangible assets and related impairment analyses, benefit plan obligations and expenses and income tax assets and liabilities.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks.

Securities—Investment securities are stated at amortized cost as a result of management’s ability and intent to hold the securities until maturity. Premiums and discounts are amortized/accreted using the effective interest method.

Securities available for sale are those securities intended to be held for an indefinite period of time. The Company may sell these securities as part of its asset/liability strategy in response to changes in interest rates, changes in prepayment risk, or similar factors. Securities available for sale are recorded at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders’ equity, net of taxes.

Trading securities, principally obligations of U.S. government agencies, are securities held for sale and are stated at fair value. Bond purchases and sales are recorded on the trade date. Accounts receivable from and accounts payable to bond customers represent security transactions entered into for which the securities have not been delivered as of the statement of condition dates. Unrealized holding gains and losses on securities classified as trading are reported in earnings during the period in which they occur.

Gains and losses on the sale of securities are computed using the specific identification method.

Loans and Leases—Interest income with respect to loans is recognized when earned. Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs. Loan origination fees and costs are deferred and recognized as adjustments to income over the life of the related loans. Unearned income is amortized to income using the interest method.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The Company provides equipment financing to its customers through a variety of lease arrangements. Leases are carried at the aggregate of lease payments received plus estimated residual value of the leased property, less unearned income.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan and lease losses.

Allowance for Loan and Lease Losses—The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance for loan and lease losses when management believes the collection of principal is unlikely. The allowance is management’s estimate of probable inherent losses on existing loans and leases, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loans and leases, and current economic conditions which may affect the borrower’s ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. Payments received on such loans are applied first to principal until the recoverability of the obligation is assured. Any remaining payments are then allocated as additional reductions of principal and interest income.

Property, Equipment, and Leasehold Improvements—Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed using the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income.

Other Real Estate—Other real estate, primarily property acquired by foreclosure, is recorded at the fair value less estimated selling costs. Other real estate is not depreciated. Losses, representing the difference between the sales price and the carrying value of the property, are recorded on the date of the sale, while gains on sales financed by the Company are deferred until the initial and continuing investment by the borrower equals or exceeds specified levels. Gains on all other sales are recorded when realized. Other real estate at December 31, 2002 and 2001 totaled $2,569,000 and $1,680,000, respectively.

Other Intangible Assets—Other intangible assets relate to core deposits and insurance customer lists. Other intangibles are amortized over a period based on the expected life of the intangible, generally five to ten years, using either the straight-line or accelerated methods of amortization.

Goodwill—The adoption of Statement of Financial Accounting Standards (SFAS) No. 142 resulted in the Company no longer amortizing goodwill. Prior to 2002, goodwill was amortized over periods ranging from 15 to 25 years. After January 1, 2002, the Company tests goodwill for impairment at least annually. There has been no impairment resulting from impairment tests. See Recently Issued Accounting Standards later in this Note for the effect of the Financial Accounting Standards Board’s (FASB) recently issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 147, Acquisitions of Certain Financial Institutions and the effect these statements have on intangible assets.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Software Costs—Software costs, which primarily represent costs to acquire third party software packages, have a recorded cost of approximately $5,211,000 and $3,491,000 and related accumulated amortization of approximately $3,307,000 and $2,566,000 are included in other assets at December 31, 2002 and 2001, respectively. Amortization expense related to software costs totaled approximately $421,000, $338,000, and $291,000 during 2002, 2001, and 2000, respectively.

Income Taxes—There are two components of income tax expense: current and deferred. Current income tax expense reflects cash to be paid for taxes for the applicable period. Deferred income taxes are recognized due to temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for the amount of the deferred tax items for which it is more likely than not that realization will not occur.

Stock-Based Employee Compensation—The Company uses a fair value-based method of accounting for compensation costs. Compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the related service period. The Company has fully adopted and implemented the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and has recorded compensation costs in accordance with these provisions. As such, there are no additional pro forma expenses or disclosure requirements. As discussed further under Recently Issued Accounting Standards, the issuance of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures, did not have an impact on the financial condition or results of operations of the Company.

Advertising Costs—The Company expenses the costs of advertising when those costs are incurred.

Collateral Requirements—The Company requires collateral for certain transactions with retail and commercial customers. Specifically, margin loans made for the purpose of borrowing against marketable investment securities generally do not exceed 50% of the total market value of a customer’s marginable securities portfolio at the time of the transaction and no more than 70% at anytime thereafter. Repurchase agreements, limited to commercial customers and correspondent banks, generally do not exceed the market value of securities used to secure such transactions at the time of the transaction or thereafter. Federal funds sold are made to correspondent banks on an unsecured basis and generally do not exceed limits established for each bank resulting from evaluation of the bank’s financial position.

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform with the 2002 presentation.

Recently Issued Accounting Standards—In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Pooling-of-interests business combinations initiated prior to June 30, 2001 were grandfathered. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of SFAS No. 142. The new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment. The Company adopted the provisions of SFAS No. 141 on July 1, 2001 and SFAS No. 142 effective January 1, 2002. See Note 3, Goodwill and Other Acquired Intangible Assets for additional discussion of the Company’s intangible assets.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses the treatment of goodwill related to branch acquisitions. SFAS No. 147 requires that goodwill meeting certain criteria be accounted for under SFAS No. 142. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company had previously adopted the expense recognition provisions of SFAS No. 123. Accordingly, the adoption of SFAS No. 148 did not have an impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 31, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 11, Commitments and Contingencies for additional discussion of the Company’s financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (QSPE’s) as defined within SFAS No. 140. The Company has investments in entities in the form of limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. The Company’s interest in these partnerships was $2,548,000 at December 31, 2002. The assets and liabilities of these partnerships primarily consist of apartment complexes and related mortgages. The Company accounts for the investments under the equity method, and therefore, the Company’s carrying value approximates its underlying equity in the net assets of the partnerships. As of December 31, 2002, the Company’s maximum potential exposure to loss with respect to these partnerships is limited to the Company’s recorded investment of $2,548,000. While the Company has not yet completed its assessment of these investments, the Company may be required to consolidate a portion of these investments effective July 1, 2003.

2.    Business Combinations

During 2002, the Company acquired two small insurance agencies in business combinations accounted for under the purchase method. The total acquisition price was approximately $1,453,000 and was allocated to an insurance customer list intangible asset. The insurance customer list intangible asset is being amortized on a straight-line basis over five years.

On December 14, 2001, the Company acquired Farmers National BancShares, Inc. (Farmers) in a business combination accounted for under the purchase method. The Company issued approximately 550,000 shares of common stock and common stock equivalents to existing Farmers shareholders at an exchange ratio of 0.53125 shares of the Company’s common stock for each share of Farmers stock. Subsequent to the completion of the acquisition, the operations of Farmers, which had total assets of approximately $188 million at the date of acquisition, were merged into First American Bank, a subsidiary of the Company.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$8,153
Securities	46,058
Federal funds sold and securities purchased under agreements to resell	24,724
Net loans	99,203
Other assets	10,305
Goodwill	6,175
Core deposit intangible	1,184

Total assets acquired	195,802

Deposits	175,486
Other liabilities	2,993

Total liabilities assumed	178,479

Net assets acquired	$17,323

The acquisition of Farmers resulted in the recognition of $7,359,000 of intangible assets. The Company allocated $1,184,000 of the total intangible to core deposits. This allocation was based upon the Company’s valuation of the core deposits of Farmers. Factors considered in the valuation included: (1) the rate and maturity structure of Farmers interest-bearing liabilities (2) estimated retention rates for each deposit liability category and (3) the current interest rate environment. The core deposit intangible created is being amortized on a straight-line basis over seven years. The remaining intangible was allocated to goodwill.

On January 31, 2001, the Company completed the acquisition of Peoples State Bank of Groveland, Florida (Peoples) in a transaction accounted for as a pooling of interests. The Company issued approximately 735,000 shares of its common stock to existing Peoples shareholders at an exchange ratio of 1.164 shares of the Company’s common stock for each share of Peoples stock. Peoples had assets of approximately $123 million at the date of acquisition. Pursuant to pooling of interests accounting treatment, the financial statements for all periods presented have been restated to reflect the results of operations of the companies on a combined basis from the earliest period presented, except for dividends per share.

On August 4, 2000, First American Bank, a subsidiary of the Company, completed the acquisition of two banking branches in Madison and Huntsville, Alabama. The acquisition increased loans and deposits by approximately $68.9 million and $54.0 million, respectively. The acquisition was accounted for as a purchase transaction. The acquisition of these two banking branches resulted in the recognition of $4,497,000 of intangible assets. The Company allocated $2,161,000 of the intangible to core deposits, which is being amortized on an accelerated basis over 10 years. The remaining intangible of $2,336,000 was allocated to goodwill.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

3.    Goodwill and Other Acquired Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of the Company’s operating segments for the years ended December 31, 2002 and 2001 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, January 1, 2001	$8,002	$2,840
Acquired goodwill	4,489	—
Amortization expense	(371)	(147)

Balance, December 31, 2001	12,120	2,693
Other goodwill additions	1,112	—

Balance, December 31, 2002	$13,232	$2,693

During the year ended December 31, 2002, goodwill increased $1.1 million within the retail and commercial banking reporting unit due to items related to the December 2001 acquisition of Farmers.

Each segment was tested for impairment on January 1, 2002, when the Company initially adopted SFAS No. 142 and on December 31, 2002. The fair value of each reporting unit was estimated using the present value of expected future cash flows. The impairment test indicated that no impairment charge was required at either test date.

Intangible assets as of December 31, 2002 and 2001 are detailed in the following table (in thousands):

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$6,970	$(3,591)	$3,379
Other customer intangibles	1,453	(135)	1,318

Total amortizing intangible assets	$8,423	$(3,726)	$4,697

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$6,970	$(2,908)	$4,062

During the year ended December 31, 2002, the Company recognized no amortization expense related to goodwill, and recognized $518,000 and $501,000 of goodwill amortization expense in the years ended December 31, 2001 and 2000, respectively. The Company recognized $832,000, $627,000 and $378,000 of other intangible amortization expense for the years ended December 31, 2002, 2001 and 2000, respectively. Aggregate amortization expense for the years ending December 31, 2003 through December 31, 2007 is estimated to be $913,000, $863,000, $822,000, $801,000 and $628,000, respectively.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The following table presents actual results and adjusted net income and adjusted earnings per share, assuming the nonamortization provisions of SFAS No. 142 were effective at the beginning of the periods presented (in thousands, except per share data):

	For the Year Ended December 31,
	2002	2001	2000
Net income:
Reported net income	$35,702	28,415	25,518
Add back:
Goodwill amortization, net of taxes	—	487	478

Net income excluding goodwill amortization, net of taxes	$35,702	$28,902	$25,996

Basic net income per common share:
Reported net income	$2.89	$2.40	$2.16
Add back:
Goodwill amortization, net of taxes	—	.04	.04

Net income excluding goodwill amortization, net of taxes	$2.89	$2.44	$2.20

Weighted average shares outstanding (basic)	12,361	11,853	11,792

Diluted net income per common share:
Reported net income	$2.81	$2.34	$2.13
Add back:
Goodwill amortization, net of taxes	—	.04	.04

Net income excluding goodwill amortization, net of taxes	$2.81	$2.38	$2.17

Weighted average shares outstanding (diluted)	12,683	12,141	11,973

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

4.    Securities

The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$42,211	$14	$—	$42,225
Obligations of states and political subdivisions	3,704	132	—	3,836
Mortgage-backed securities issued or guaranteed by U.S. government agencies	309,530	2,225	4	311,751

Totals	$355,445	$2,371	$4	$357,812

Securities available for sale:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$100,211	$938	$—	$101,149
Obligations of states and political subdivisions	30,754	1,304	23	32,035
Mortgage-backed securities issued or guaranteed by U.S. government agencies	190,169	2,110	122	192,157
Equity securities	19,547	—	—	19,547

Totals	$340,681	$4,352	$145	$344,888

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$2,252	$81	$6	$2,327
Obligations of states and political subdivisions	6,460	144		6,604
Mortgage-backed securities issued or guaranteed by U.S. government agencies	226,054	270	447	225,877

Totals	$234,766	$495	$453	$234,808

Securities available for sale:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$26,451	$866	$12	$27,305
Obligations of states and political subdivisions	28,606	409	12	29,003
Mortgage-backed securities issued or guaranteed by U.S. government agencies	259,761	818	365	260,214
Equity securities	16,477		77	16,400

Totals	$331,295	$2,093	$466	$332,922

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Maturities of securities at December 31, 2002 are summarized as follows (in thousands):

	Investment Securities		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$630	$630	$5,468	$5,492
Due after one year through five years	44,532	44,628	92,638	93,955
Due after five years through ten years	753	803	26,837	27,427
Due after ten years	—	—	6,022	6,310
Mortgage-backed securities	309,530	311,751	190,169	192,157
Equity securities	—	—	19,547	19,547

Totals	$355,445	$357,812	$340,681	$344,888

Gross gains of $35,000, $246,000 and $1,000 were realized on the sale of securities during 2002, 2001 and 2000, respectively, and there were gross realized losses of $120,000 during 2000.

Equity securities are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock. These holdings are required under regulatory guidelines.

5.    Loans and Leases

Major classifications of loans and leases at December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002	2001
Commercial, financial, and agricultural	$253,569	$247,613
Real estate:
Construction	311,259	231,369
Mortgage—residential	616,651	546,730
Mortgage—commercial	699,403	637,575
Mortgage—other	5,672	5,645
Consumer	78,342	82,909
Lease financing receivables	80,113	73,924
Securities brokerage margin loans	14,502	16,302
Other	134,191	124,564

Gross loans	2,193,702	1,966,631
Less unearned income	(2,308)	(2,462)

Loans, net of unearned income	2,191,394	1,964,169
Less allowance for loan losses	(32,704)	(28,519)

Net loans	$2,158,690	$1,935,650

In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $63,250,000 and $45,685,000 at December 31, 2002 and 2001, respectively. During 2002 and 2001, new loans of $47,130,000 and $25,120,000 were funded and repayments totaled $29,565,000 and $36,701,000, respectively.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $10,282,000 and $7,563,000 at December 31, 2002 and 2001, respectively. If these loans had been current throughout their terms, gross interest income for the years ended December 31, 2002 and 2001, respectively, would have increased by approximately $540,000 and $406,000.

At December 31, 2002 and 2001, the recorded net investment in loans for which impairment has been recognized totaled $10,282,000 and $7,563,000, respectively. Management of the Company believes that the value of these impaired loans on the Company’s books is less than the recoverable value of the loans. The Company did not recognize any material interest income on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 2002 and 2001 were measured for impairment primarily using the fair value of the collateral. The average investment on these loans for the years ended December 31, 2002 and 2001 amounted to $7,981,000 and $5,517,000, respectively.

The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia, and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

6.    Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000
Balance, beginning of year	$28,519	$22,368	$19,111
Loans charged off	(6,236)	(3,359)	(1,426)
Recoveries	2,465	1,692	777

Net charge-offs	(3,771)	(1,667)	(649)
Provision charged to operations	7,956	3,946	2,506
Additions to allowance through acquisition	—	3,872	1,400

Balance, end of year	$32,704	$28,519	$22,368

7.    Property, Equipment, and Leasehold Improvements

Major classifications of property, equipment, and leasehold improvements at December 31, 2002 and 2001 are summarized as follows (in thousands):

	Estimated Useful Lives	2002	2001
Land		$19,365	$16,951
Buildings and improvements	5—45 years	43,678	38,663
Leasehold improvements	10—30 years	7,334	6,606
Furniture, equipment, and vault	3—30 years	38,733	33,163
Construction in progress		4,369	2,939

		113,479	98,322
Less accumulated depreciation and amortization		(41,142)	(37,501)

Property, equipment, and leasehold improvements, net		$72,337	$60,821

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

8.    Deposits

Deposits at December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002	2001
Demand deposit accounts	$336,172	$306,319
NOW accounts	476,721	384,355
Savings and money market accounts	378,361	373,309
Time deposits less than $100,000	635,827	668,819
Time deposits of $100,000 or more	503,314	333,957

Total deposits	$2,330,395	$2,066,759

At December 31, 2002, the scheduled maturities of certificates of deposit were as follows (in thousands):

2003	$854,391
2004	177,945
2005	47,660
2006	17,170
2007	40,577
Thereafter	1,398

Total	$1,139,141

Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 2002 and 2001 were approximately $31,157,000 and $31,033,000, respectively.

9.    Short and Long-Term Borrowings

Short-term borrowings are summarized as follows (in thousands):

	2002	2001
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 2.16938% and 2.68125% at December 31, 2002 and 2001, respectively; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2003	$19,100	$16,350
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.30% and 1.83% at December 31, 2002 and 2001, respectively; collateralized by FHLB stock and certain first real estate mortgages	93,000	5,000
FHLB borrowings due at various maturities ranging from February 11, 2003 through December 3, 2003 at December 31, 2002; at December 31, 2001, maturities ranged from May 31, 2002 to December 31, 2002; bearing interest at fixed and variable rates ranging from 1.93% to 4.74% at December 31, 2002 and ranging from 2.17% to 2.53% at December 31, 2001; collateralized by FHLB stock and certain first real estate mortgages	40,000	47,000

Total short-term borrowings	$152,100	$68,350

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Long-term borrowings are summarized as follows (in thousands):

	2002	2001
FHLB borrowings due at various maturities ranging from February 2, 2004 through October 23, 2012 at December 31, 2002; at December 31, 2001, maturities ranged from February 11, 2003 to November 7, 2011; bearing interest at fixed rates ranging from 1.175% to 6.00% at December 31, 2002 and bearing interest ranging from 3.31% to 6.00% at December 31, 2001; convertible at the option of the FHLB at dates ranging from January 7, 2003 to November 7, 2006; collateralized by FHLB stock and certain first real estate mortgages	$215,000	$194,000
Trust preferred securities due December 18, 2031; rate varies with LIBOR and was 5.01% and 5.60% at December 31, 2002 and 2001, respectively	15,000	15,000
Trust preferred securities due December 19, 2032; rate varies with LIBOR and was 4.66% at December 31, 2002	10,000	—
Various notes payable and capital leases payable	65	631

Total long-term debt	$240,065	$209,631

Certain of the amounts are callable at the option of the FHLB at dates earlier than the stated maturities.

Aggregate maturities of long-term debt are as follows for fiscal years (in thousands):

2003	$32
2004	10,025
2005	10,008
2006	—
2007	25,000
Thereafter	195,000

$240,065

The note payable to a third-party bank at December 31, 2002 is payable in full on May 31, 2003. Maximum borrowing under the secured master note agreement is $35,000,000 and interest is payable quarterly.

At December 31, 2002, the Company has approximately $223,970,000 of unused available credit with the FHLB in addition to the approximately $348,000,000 above, approximately $15,900,000 of available credit with a regional financial institution, and federal funds lines of approximately $144,500,000 with various correspondent banks, of which approximately $99,100,000 remains available.

The Company has also pledged approximately $59,778,000 in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility. At December 31, 2002, the Company had access to approximately $48,622,000 under this facility, with no outstanding borrowings.

The FHLB has a blanket lien on the Company’s 1-4 family mortgage loans in the amount of the outstanding FHLB borrowings. In addition to the blanket lien on the Company’s 1-4 family mortgage loans, the Company has pledged available for sale securities as collateral for the outstanding debt. These securities had a carrying value of $17,432,000 at December 31, 2002.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Additional details regarding short-term borrowings are shown below (in thousands):

	2002	2001	2000
Average amount outstanding during the year	$77,936	$41,587	$63,139
Maximum amount outstanding at any month end	$152,100	$97,100	$94,389
Weighted average interest rate:
During year	2.86%	4.33%	6.97%
End of year	2.03%	2.28%	6.32%

10.    Operating and Capital Leases

One of the Company’s subsidiary banks leases its main office building from a partnership, which is partially owned by certain directors and stockholders of the Company, under a noncancelable operating lease expiring in 2020. Rent expense under the terms of this related party lease was $975,000, $1,004,000 and $999,000, respectively, during 2002, 2001 and 2000. Leases classified as capital leases include branch offices with a net book value of approximately $35,000 at December 31, 2002. Additionally, several subsidiary banks lease branch offices and equipment under operating leases.

Minimum future rental payments for the capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2003	$27	$1,926
2004	27	1,804
2005	9	1,782
2006	—	1,674
2007	—	1,584
Thereafter	—	16,526

Total minimum payments	63	$25,296

Less amount representing interest	7

Net capital lease obligation	$56

Rent expense charged to operations under operating lease agreements for the years ended December 31, 2002, 2001, and 2000 was approximately $2,091,000, $1,768,000 and $1,522,000, respectively.

11.    Commitments and Contingencies

In the normal course of business, the Company makes commitments to meet the financing needs of its customers. These commitments include commitments to extend credit and standby letters of credit. These instruments include, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit risk is the extent of nonperformance by the counter party to the financial instrument for commitments to extend credit and standby letters of credit and is represented by the contractual amount of those instruments. The Company uses the same credit policies and procedures in making commitments and conditional obligations as it does for loans.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

At December 31, 2002 and 2001, unused commitments under lines of credit aggregated approximately $535,956,000 and $502,299,000, of which approximately $13,810,000 and $15,100,000 pertained to related parties, respectively. The Company evaluates each customer’s credit worthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

The Company had approximately $31,125,000 and $16,378,000 in irrevocable standby letters of credit outstanding at December 31, 2002 and 2001, of which approximately $281,000 and $87,000 at December 31, 2002 and 2001, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on legal counsel’s opinion, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

12.    Employee Benefit Plans

The Company, through two of its subsidiary banks, sponsors two defined benefit pension plans. Each of these plans has been frozen with regard to future benefit accruals and participation by new employees.

The components of net pension expense (income) for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000
Service cost	$—	$—	$—
Interest cost	372	253	255
Expected return on plan assets	(481)	(370)	(331)
Amortization of transition asset	(2)	(2)	(2)
Recognized net actuarial loss	21

Net periodic pension benefit	(90)	(119)	(78)

Settlement loss	62	—	—

Pension income	$(28)	$(119)	$(78)

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plans’ funded status for the years ended December 31, 2002 and 2001, is as follows (in thousands):

	2002	2001
Change in plan assets
Fair value of plan assets at January 1	$5,344	$4,154
Actual return on plan assets	(67)	367
Employer contributions	1,440	—
Acquisition	—	1,001
Benefits paid	(180)	(178)
Settlements	(255)	—

Fair value of plan assets at December 31	$6,282	$5,344

Change in benefit obligation
Projected benefit obligation at January 1	$5,477	$3,826
Service cost
Interest cost	372	253
Actuarial loss	838	172
Acquisition	—	1,404
Benefits paid	(180)	(178)
Settlements	(255)	—

Projected benefit obligation at December 31	$6,252	$5,477

Funded status
Plan assets in excess of (less than) projected benefit obligation	$30	$(132)
Unrecognized net gain	1,737	433
Unrecognized net asset at date of initial application	(2)	(4)

Accrued pension asset	$1,765	$297

Primary assumptions used to actuarially determine net pension expense are as follows:

	2002	2001	2000
Discount rate	6.00%	6.50%	7.00%
Expected long-term rate of return on plan assets	7.00%	9.00%	9.00%
Salary increase rate	N/A	N/A	4.25%

At December 31, 2002, the fair value of plan assets of the pension plans exceeded both the projected benefit obligation and the accumulated benefit obligation. As of December 31, 2001, the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the pension plan with accumulated benefits in excess of plan assets were $1,404,000, $1,404,000 and $1,001,000, respectively.

The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15% of their salary to the plan on a pre-tax basis and the Company matches 100% of participants’ contributions up to the first 5.5% of each participant’s salary. The Company’s matching contribution charged to operations related to this plan, as well as other plans of merged banks, was approximately $1,778,000, $1,282,000 and $971,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The Company and certain subsidiary banks have deferred compensation plans for the benefit of the Company’s former chief executive officer. Payments under the plans commenced March 15, 1997 and March 15, 2002, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. At December 31, 2002 and 2001, the cash surrender value of the policies was $2,630,000 and $2,512,000, respectively.

Additionally, the Company and several of its subsidiary banks own life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain presidents, employees and directors of such banks. The total cash surrender value of such policies at December 31, 2002 and 2001 was $12,084,000 and $11,416,000, respectively. The Company recorded expense of $240,000 and $93,000 for the years ended December 31, 2002 and 2001, respectively for these plans.

The Company sponsors a Performance Share Plan (the PSP) to offer long-term incentives in addition to current compensation to certain key executives. The criteria for payment of performance share awards is based upon a comparison of the Company’s average return on average equity for an award period to that of a comparison group of bank holding companies. If the Company’s results are below the median of the comparison group, no portion of the award is earned. If the Company’s results are at or above the 90th percentile, the maximum award is earned. The vesting period for awards is four years. Under the plan, 400,000 shares have been reserved for issuances.

In accordance with the terms of the PSP, a base grant of 19,675, 23,600 and 19,450 shares (net of forfeitures) was made in each of the years ended December 31, 2002, 2001 and 2000, respectively. The market value per share was $33.33, $22.00 and $18.88 at each grant date for the years ended December 31, 2002, 2001 and 2000, respectively. During the years ended December 31, 2002 and 2001, 22,859 and 22,186 shares, respectively, were awarded to participants. At December 31, 2002, outstanding awards of expected and maximum payouts were 118,947 and 127,323 shares, respectively. Expense recorded for the PSP was $698,000, $561,000 and $653,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 1997 Subsidiary PSP) and made a base grant of 20,000 shares, with a market value per share of $25.13, to vest over a sixty-three month period. The actual number of shares to be distributed will be calculated and distributed in 2003 and will depend on the subsidiary bank’s performance as well as certain conditions to be met by the directors. At December 31, 2002, the expected and maximum payout was 18,261 shares, net of forfeitures. Expense recorded for the 1997 Subsidiary PSP was $84,000 for each of the years ended December 31, 2002, 2001 and 2000.

During 2000, the Company adopted a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 2000 Subsidiary PSP) and made a base grant of 20,000 shares, with a market value per share of $19.22 to vest over a sixty-four month period. The actual number of shares to be distributed in fiscal 2005 will depend on the subsidiary bank’s performance as well as certain conditions to be met by the directors. At December 31, 2002, the expected and maximum payout was 25,000 shares. Expense recorded for the 2000 Subsidiary PSP was $90,000, $90,000 and $30,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

During 1999, the Company adopted the 1999 Long Term Incentive Plan (the LTI Plan) which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

performance awards to eligible employees of the Company. The total number of shares of common stock reserved and available for distribution under the LTI Plan is 300,000 shares. Any awards under the LTI Plan will be in addition to awards made under the PSP. During 2000, the Company granted 160,500 non-qualified stock options under the LTI Plan, which vest over a sixty-month period. Net of forfeitures, 145,500 stock options were outstanding at December 31, 2002. Expense recorded for the LTI Plan was $143,000, $124,000 and $199,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

In connection with the 2001 business combination of Farmers, the Company assumed certain stock options of the acquired bank. Additionally, the Company had stock option plans with outstanding options granted prior to 1997.

A summary of the status of the Company’s stock options as of December 31, 2002, 2001 and 2000, and the changes during each of the three years then ended is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	326,820	$18.78	379,406	$14.12	239,371	$10.31
Granted					164,018	18.88
Forfeited	(5,313)	33.88	(15,000)	18.88
Assumed in business combination			75,076	27.45
Exercised	(42,586)	18.52	(112,662)	8.85	(23,983)	8.60

Outstanding, December 31	278,921	$18.53	326,820	$18.78	379,406	$14.12

Options exercisable, December 31	133,421	$18.16	181,320	$18.71	218,906	$10.64

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding
Exercise Price	Number Outstanding	Remaining Contractual Life	Options Exercisable
$ 5.03	2,110	March 2004	2,110
$ 9.39	16,636	August 2006	16,636
$10.00	27,829	November 2004	27,829
$13.00	6,833	November 2005	6,833
$14.92	1,408	September 2006	1,408
$15.56	26,995	March 2007	26,995
$17.42	1,408	September 2006	1,408
$18.88	145,500	December 2010
$18.95	1,408	September 2006	1,408
$23.53	11,044	July 2003	11,044
$26.78	1,408	September 2006	1,408
$30.00	34,403	December 2004	34,403
$30.02	1,408	September 2006	1,408
$47.06	531	September 2009	531

	278,921		133,421

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

During 2002 and 2001, the Company did not grant any stock options. The per share weighted-average fair value of stock options granted during 2000 was $5.18 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility 25.6%, expected dividend yield 3.5%, risk-free interest rate of 5.9%, and an expected life of 7.0 years. Total compensation expense recorded for the stock option plans was $143,000, $124,000 and $253,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Additionally, the Company and five of its subsidiary banks maintain deferral of compensation plans for certain directors who are not employees of the Company. Under the plans, non-employee directors may choose to have all or part of the cash and/or stock equivalents they would normally receive as compensation deferred for future payment, at such time and in such manner as such directors specify at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company’s short-term borrowing rate. As of December 31, 2002 and 2001, there were no deferred cash payments under directors deferral of compensation plans. Dividends earned on stock equivalent portions are credited to the deferral of compensation account in the form of additional stock equivalents. At December 31, 2002 and 2001, the amount deferred under the terms of these plans totaled $2,196,000 and $1,730,000, respectively. For the years ending December 31, 2002, 2001 and 2000, approximately $449,000, $445,000 and $410,000, respectively, was expensed under these plans.

One of the Company’s subsidiary banks has a deferred compensation plan whereby directors may elect to have all or a portion of their compensation deferred. Compensation eligible for deferral under the plan was $13,000, $17,000 and $18,000 in 2002, 2001 and 2000, respectively. At December 31, 2002, amounts payable under the plan totaled $129,000.

In connection with the Farmers merger during 2001, the Company assumed an employee stock ownership plan with 401(k) provisions. Concurrent with the Farmers merger, the employee stock ownership plan was terminated. The Company intends to liquidate the employee stock ownership plan pending receipt of a determination letter from the Internal Revenue Service.

13.    Income Taxes

The components of the provision for income taxes consist of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Current:
Federal	$13,051	$10,277	$8,693
State	721	415	321

Total current expense	13,772	10,692	9,014
Deferred:
Federal	2,429	2,260	2,057
State	534	280	350

Total deferred expense	2,963	2,540	2,407

Total provision for income taxes	$16,735	$13,232	$11,421

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

Temporary differences and carryforwards which give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Allowance for loan and lease losses	$12,714	$10,393
Net operating loss	2,149	1,103
Deferred compensation	3,784	3,614
Other	1,621	1,502

Total deferred tax assets	20,268	16,612
Deferred tax liabilities:
Depreciation	2,147	1,204
Leasing	13,203	9,550
Net unrealized gains on securities	1,447	553
Intangibles and purchase accounting adjustments	2,274	1,549
Other	579	326

Total deferred tax liabilities	19,650	13,182

Net deferred tax assets	$618	$3,430

The Company did not establish a valuation allowance related to the deferred tax asset recorded at December 31, 2002 and 2001 due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate of 35% to pretax earnings as illustrated below for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Provision for income taxes at statutory federal income tax rate	$18,353	$14,586	$12,934
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	813	708	378
Tax exempt income	(1,746)	(1,498)	(1,365)
Goodwill amortization	—	164	153
Income tax credits	(861)	(861)	(861)
Other, net	176	133	182

Total provision for income taxes	$16,735	$13,232	$11,421

For federal income tax purposes, one of the Company’s subsidiaries has a net operating loss carryforward totaling $6,324,000 and $3,164,000 at December 31, 2002 and 2001, respectively, which will expire beginning in 2018. For state income tax purposes, two of the Company’s subsidiaries have net operating loss carryforwards and tax credits totaling $704,000 and $685,000 at December 31, 2002 and 2001, respectively.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

14.    Noninterest Expense

The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, the principal components of noninterest expense (in thousands):

	2002	2001	2000
Salaries and employee benefits	$57,687	$45,329	$39,017
Commission based compensation	16,498	12,868	5,566
Occupancy and equipment expense, net	11,603	9,722	8,906
Amortization of goodwill	—	518	501
Amortization of other intangibles	832	627	378
Advertising	1,637	1,254	1,039
Banking assessments	785	771	660
Data processing expenses	1,596	1,562	1,453
Legal and professional fees	3,602	3,331	2,337
Postage and courier services	2,140	1,776	1,776
Supplies and printing	2,329	1,926	1,740
Telephone	1,435	1,224	1,167
Other	13,433	11,325	9,571

Total noninterest expense	$113,577	$92,233	$74,111

15.    Earnings Per Share

The following table reflects the reconciliation of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

	Year Ended December 31
	2002	2001	2000
Basic Earnings Per Share:
Net income available to common shareholders	$35,702	$28,415	$25,518
Weighted average basic common shares outstanding	12,361	11,853	11,792

Basic Earnings Per Share	$2.89	$2.40	$2.16

Diluted Earnings Per Share:
Net income available to common shareholders	$35,702	$28,415	$25,518
Weighted average common shares outstanding	12,361	11,853	11,792
Effect of dilutive securities	322	288	181

Weighted average diluted common shares outstanding	12,683	12,141	11,973

Diluted Earnings Per Share	$2.81	$2.34	$2.13

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

16.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash, Due From Banks, Interest-Bearing Cash Balances, and Federal Funds Sold—Due to the short-term nature of these assets, the carrying amount is a reasonable estimate of fair value.

Investment, Available for Sale, and Trading Securities—Fair value is based on quoted market prices or dealer quotes.

Loans—The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits—The amount payable on demand at the reporting date is a reasonable estimate of fair value due to the short-term nature of demand deposit, savings accounts, and certain money market deposit liabilities. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and Short-Term Borrowings—The carrying amount is a reasonable estimate of fair value.

Long-Term Debt—The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

The estimated fair values of financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$99,561	$99,561	$78,262	$78,262
Interest-bearing deposits in other banks	$12,621	$12,621	$10,813	$10,813
Federal funds sold and securities purchased under agreements to resell	$77,957	$77,957	$32,241	$32,241
Investment securities and securities available for sale	$700,333	$702,700	$567,688	$567,730
Trading securities	$1,645	$1,645	$1,341	$1,341
Loans	$2,242,424	$2,309,815	$2,000,723	$2,054,886
Financial liabilities:
Deposits	$2,330,395	$2,339,974	$2,066,759	$1,951,359
Federal funds purchased; securities sold under agreements to resell; and treasury, tax, and loan account	$291,266	$291,266	$243,550	$243,550
Short-term borrowings	$152,100	$152,100	$68,350	$68,350
Long-term debt	$240,065	$241,467	$209,631	$211,049

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

17.    Parent Company

The condensed financial information of the parent company only as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000 is presented as follows (in thousands):

	2002	2001
Balance Sheets
Assets:
Cash	$11,941	$3,642
Securities available for sale	80	80
Investments in subsidiaries*	256,294	232,003
Goodwill	5,240	5,240
Other intangible assets	479	541
Other assets	9,993	3,398

Total assets	$284,027	$244,904

Liabilities and stockholders’ equity:
Accounts payable	$5,299	$4,930
Accrued interest payable	136	204
Short and long-term debt	44,100	31,884

Total liabilities	49,535	37,018
Stockholders’ equity:
Common stock	12,425	12,425
Additional paid-in capital	105,355	103,624
Retained earnings	115,281	92,866
Treasury stock	(1,312)	(2,087)
Accumulated other comprehensive income net of taxes	2,743	1,058

Total stockholders’ equity	234,492	207,886

Total liabilities and stockholders’ equity	$284,027	$244,904

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Statements of Income
Income:
Dividends from subsidiaries*	$16,803	$13,001	$8,566
Securities gains			1
Other	1	30	40

Total income	16,804	13,031	8,607

Expenses:
Interest expense	1,449	1,446	1,527
Other expenses	6,179	3,878	3,089

Total expenses	7,628	5,324	4,616

Income before equity in undistributed earnings of subsidiaries and taxes	9,176	7,707	3,991
Equity in undistributed earnings of subsidiaries*	23,742	18,983	19,929

Income before income taxes	32,918	26,690	23,920
Income tax benefit	(2,784)	(1,725)	(1,598)

Net income	$35,702	$28,415	$25,518

*	Eliminated in consolidation

	2002	2001	2000
Statements of Cash Flows
Cash flows from operating activities:
Net income	$35,702	$28,415	$25,518
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expense	494	342	342
Equity in undistributed earnings of subsidiaries	(23,742)	(18,958)	(19,524)
Deferred tax benefit	(88)	(475)	(1,014)
Stock based compensation	1,453	1,103	1,425
Increase (decrease) in other assets and liabilities	(438)	61	1,531

Net cash provided by operating activities	13,381	10,488	8,278

Cash flows from investing activities:
Additional investment in subsidiaries	(3,000)	(1,591)	(10,200)
Decrease in loans	563
Purchases of fixed assets	(2,355)

Net cash used in investing activities	(4,792)	(1,591)	(10,200)

Cash flows from financing activities:
Dividends on common stock	(12,362)	(11,003)	(9,668)
Net increase in borrowings	12,216	3,911	11,050
Purchase of treasury stock		(663)	(588)
Other	(144)	(408)	72

Net cash (used in) provided by financing activities	(290)	(8,163)	866

Net increase (decrease) in cash	8,299	734	(1,056)
Cash, beginning of year	3,642	2,908	3,964

Cash, end of year	$11,941	$3,642	$2,908

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

18.    Regulatory

The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 2002, the required reserves totaled $19,304,000.

At December 31, 2002 and 2001, securities with carrying values of $313,428,000 and $223,534,000, respectively, were pledged to secure U.S. government deposits and other public funds for purposes as required or permitted by law.

The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company’s judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 2002, $60,723,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

At December 31, 2002, the regulatory capital ratios of the Company’s subsidiary banks exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, the Company’s subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

The actual capital amounts and ratios of the Company, National Bank of Commerce and First American Bank (the Company’s two most significant subsidiaries) at December 31, 2002 and 2001 are presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$266,334	11.26%	$189,225	8.00%	$236,531	10.00%
National Bank of Commerce	$98,121	11.14%	$70,464	8.00%	$88,080	10.00%
First American Bank	$63,018	10.39%	$48,522	8.00%	$60,653	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$236,717	10.00%	$94,687	4.00%	$142,030	6.00%
National Bank of Commerce	$87,704	9.96%	$35,222	4.00%	$52,834	6.00%
First American Bank	$55,416	9.14%	$24,252	4.00%	$36,378	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$236,717	7.52%	$125,913	4.00%	$157,392	5.00%
National Bank of Commerce	$87,704	7.51%	$46,713	4.00%	$58,391	5.00%
First American Bank	$55,416	7.48%	$29,634	4.00%	$37,043	5.00%

As of December 31, 2001:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$229,181	11.17%	$164,140	8.00%	$205,175	10.00%
National Bank of Commerce	$90,993	11.83%	$61,534	8.00%	$76,917	10.00%
First American Bank	$50,479	10.91%	$37,015	8.00%	$46,269	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$203,527	9.92%	$82,067	4.00%	$123,101	6.00%
National Bank of Commerce	$81,544	10.60%	$30,771	4.00%	$46,157	6.00%
First American Bank	$57,012	9.66%	$23,607	4.00%	$35,411	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$203,527	7.61%	$106,979	4.00%	$133,723	5.00%
National Bank of Commerce	$81,544	7.72%	$42,251	4.00%	$52,513	5.00%
First American Bank	$57,012	9.69%	$23,534	4.00%	$29,418	5.00%

19.    Segment Reporting

In addition to traditional commercial and consumer retail banking products, the Company offers mortgage lending services, investment services, securities brokerage and trust services and insurance services to its customers. The securities brokerage and trust division includes a full service broker-dealer operation and also manages the assets and provides custodial and trust services for both corporate and individual customers located primarily in the Birmingham, Alabama market. The mortgage lending division makes home loans to individuals throughout the markets served by the Company. The majority of the loans made are sold to corporate investors, who also service the loans. The investment services division sells fixed income securities and provides trading services to both individual and corporate customers. The insurance division offers a full line of insurance products including life, and property and casualty insurance to individual and corporate customers primarily in the state of Alabama. These four divisions, along with the commercial and retail banking division, are considered the Company’s reportable segments for financial disclosure purposes.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

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

The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company’s organizational structure. The 2001 and 2000 segment information has been revised to conform to the 2002 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

The Company’s reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated totals (in thousands):

	Investment Services Division		Securities Brokerage and Trust Division	Mortgage Lending Division(2)	Insurance Division		Retail and Commercial Banking	Corporate Overhead(1)	Elimination Entries		Total
Year ended December 31, 2002:
Interest income	$		$1,132	$1,631	$		$175,612	$(90)		$(138)	$178,147
Interest expense			133	641		4	63,314	1,359		(138)	65,313

Net interest income			999	990		(4)	112,298	(1,449)			112,834
Provision for loan losses							7,956				7,956
Noninterest income		13,576	13,590	11,334		2,837	19,826	1			61,164
Noninterest expense		9,828	13,036	7,204		2,866	74,464	6,179			113,577

Net income before provision for income taxes and minority interest		$3,748	$1,553	$5,120		$(33)	$49,704	$(7,627)	$		$52,465

Year ended December 31, 2001:
Interest income	$		$1,858	$1,117		$5	$177,028	$(59)		$(412)	$179,537
Interest expense			407	624		6	88,381	1,387		(412)	90,393

Net interest income			1,451	493		(1)	88,647	(1,446)			89,144
Provision for loan losses							3,946				3,946
Noninterest income		13,717	8,800	7,660		2,126	16,374	30			48,707
Noninterest expense		10,334	8,836	4,924		2,107	61,528	4,504			92,233

Net income before provision for income taxes and minority interest		$3,383	$1,415	$3,229		$18	$39,547	$(5,920)	$		$41,672

Year ended December 31, 2000:
Interest income	$		$3,700	$424		$23	$168,951	$(61)		$(1,815)	$171,222
Interest expense			1,805	315		14	89,141	1,527		(1,815)	90,987

Net interest income			1,895	109		9	79,810	(1,588)			80,235
Provision for loan losses							2,506				2,506
Noninterest income		5,867	7,692	3,866		2,099	13,782	41			33,347
Noninterest expense		5,377	7,579	2,746		1,837	53,432	3,140			74,111

Net income before provision for income taxes and minority interest		$490	$2,008	$1,229		$271	$37,654	$(4,687)	$		$36,965

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002, 2001 and 2000

(1)	Corporate overhead is comprised primarily of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.
(2)	Mortgage lending includes allocated intercompany income totaling $474,000, $229,000 and $335,000 at December 31, 2002, 2001, and 2000, respectively.

20.    Related Party Transactions

In addition to the previously disclosed related party transactions (see Notes 5, 8, 10, and 11), the Company received trust fees from related parties of approximately $444,000 in 2002, $548,000 in 2001 and $631,000 in 2000.

21.    Treasury Stock Repurchase Plan

In the second quarter of 2000, the Board of Directors of the Company authorized the repurchase of up to 250,000 shares of the Company’s common stock. On October 10, 2000, this stock repurchase program was rescinded by the Board of Directors. A total of 30,000 shares were repurchased prior to the rescission of this plan. In the third quarter of 2001, the Board of Directors of the Company authorized the repurchase of up to 300,000 shares of the Company’s common stock. This plan expired on December 31, 2002 and prior to the plan’s expiration a total of 21,000 shares were repurchased.

22.    Subsequent Events

On January 23, 2003, the Company announced the renewal of its share repurchase program that expired on December 31, 2002. The Board of Directors of the Company authorized the repurchase of up to 300,000 shares of its common stock.

On January 29, 2003, the Company signed a definitive agreement providing for the acquisition of Millenium Bank in Gainesville, Florida. Under the agreement, Millenium Bank will become a wholly owned subsidiary of the Company and will continue to operate under its existing name, management, and board of directors. Millenium Bank shareholders will receive approximately $1,120,000 in cash and 520,000 of Alabama National BanCorporation common shares and share equivalents. As of December 31, 2002, Millenium Bank has assets of approximately $98.9 million (unaudited) and net income of $758,000 (unaudited) for the year ended December 31, 2002.