Form 10-Q
period 2003-03-31
ALABAMA NATIONAL BANCORPORATION
filed 2003-05-13
CIK 926966

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003

Common Stock, $1.00 Par Value	12,389,128

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements.  In addition, Alabama National BanCorporation (“Alabama National”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments.  Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements.  Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002.  With respect to the adequacy of the allowance for loan and lease losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets.  The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)
Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Condition
(In thousands, except share amounts)

	March 31, 2003	December 31, 2002

Assets
Cash and due from banks	$100,682	$99,561
Interest-bearing deposits in other banks	11,453	12,621
Federal funds sold and securities purchased under resell agreements	36,770	77,957
Trading securities, at fair value	—	1,645
Investment securities (fair value $361,956 and $357,812, respectively)	358,411	355,445
Securities available for sale, at fair value	460,437	344,888
Loans held for sale	61,162	51,030
Loans and leases	2,279,997	2,193,702
Unearned income	(2,477)	(2,308)

Loans and leases, net of unearned income	2,277,520	2,191,394
Allowance for loan and lease losses	(33,247)	(32,704)

Net loans and leases	2,244,273	2,158,690
Property, equipment and leasehold improvements, net	73,469	72,337
Goodwill	15,925	15,925
Other intangible assets, net	4,464	4,697
Cash surrender value of life insurance	56,895	56,146
Receivable from investment division customers	113,498	28,987
Other assets	37,708	36,239

Total assets	$3,575,147	$3,316,168

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$360,572	$336,172
Interest bearing	2,126,976	1,994,223

Total deposits	2,487,548	2,330,395
Federal funds purchased and securities sold under repurchase agreements	324,522	290,637
Treasury, tax and loan accounts	330	629
Accrued expenses and other liabilities	44,598	42,328
Payable for securities purchased for investment division customers	108,448	25,522
Short-term borrowings	95,200	152,100
Long-term debt	274,057	240,065

Total liabilities	3,334,703	3,081,676
Commitments and Contingencies (see Note B)
Common stock, $1 par; 27,500,000 shares authorized; 12,424,544 shares issued at March 31, 2003 and December 31, 2002	12,425	12,425
Additional paid-in capital	105,801	105,355
Retained earnings	121,007	115,281
Treasury stock at cost, 55,270 and 48,713 shares at March 31, 2003 and December 31, 2002, respectively	(1,847)	(1,312)
Accumulated other comprehensive income, net of tax	3,058	2,743

Total stockholders’ equity	240,444	234,492

Total liabilities and stockholders’ equity	$3,575,147	$3,316,168

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	For the three months ended March 31,

	2003	2002

Interest income:
Interest and fees on loans and leases	$34,516	$34,953
Interest on securities	8,335	8,748
Interest on deposits in other banks	35	41
Interest on trading securities	20	15
Interest on federal funds sold and securities purchased under resell agreements	124	200

Total interest income	43,030	43,957
Interest expense:
Interest on deposits	11,146	13,105
Interest on federal funds purchased and securities sold under repurchase agreements	759	935
Interest on short-term borrowings	556	399
Interest on long-term debt	2,582	2,441

Total interest expense	15,043	16,880

Net interest income	27,987	27,077
Provision for loan and lease losses	1,091	1,270

Net interest income after provision for loan and lease losses	26,896	25,807
Noninterest income:
Securities gains	5	30
Gain (loss) on disposition of assets	49	(133)
Service charges on deposit accounts	3,322	2,722
Investment services income	5,160	3,081
Securities brokerage and trust income	4,118	2,808
Gain on origination and sale of mortgages	3,334	2,413
Bank owned life insurance	720	713
Insurance commissions	784	527
Other	1,253	1,066

Total noninterest income	18,745	13,227

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited) (Continued)
(In thousands, except per share data)

	For the three months ended March 31,

	2003	2002

Noninterest expense:
Salaries and employee benefits	15,292	13,428
Commission based compensation	5,574	3,440
Occupancy and equipment expenses	3,213	2,768
Amortization of intangibles	233	184
Other	7,179	6,635

Total noninterest expense	31,491	26,455

Income before provision for income taxes	14,150	12,579
Provision for income taxes	4,625	3,971

Net income	$9,525	$8,608

Weighted average common shares outstanding:
Basic	12,503	12,350

Diluted	12,685	12,634

Earnings per common share:
Basic	$0.76	$0.70

Diluted	$0.75	$0.68

Cash dividends per common share	$0.285	$0.25

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	For the three months ended March 31,

	2003	2002

Net income	$9,525	$8,608
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	458	(1,520)
Less: Reclassification adjustment for net gains included in net income	5	30

Other comprehensive income (loss), before tax	453	(1,550)
Provision for (benefit from) income taxes related to items of other comprehensive income	138	(479)

Other comprehensive income (loss)	315	(1,071)

Comprehensive income	$9,840	$7,537

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	For the three months ended March 31,

	2003	2002

Net cash flows provided by operating activities	$4,739	$29,124
Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	99,985	26,696
Purchases of investment securities	(103,017)	(39,570)
Purchases of securities available for sale	(269,457)	(81,568)
Proceeds from sale of securities available for sale	14,609	1,030
Proceeds from calls and maturities of securities available for sale	139,595	59,738
Net decrease (increase) in interest bearing deposits in other banks	1,168	(14,271)
Net decrease (increase) in federal funds sold and securities purchased under resell agreements	41,187	(972)
Net increase in loans and leases	(89,607)	(47,453)
Purchases of property, equipment and leasehold improvements	(2,381)	(6,038)
Proceeds from sale of other real estate owned	779	159

Net cash used in investing activities	(167,139)	(102,249)

Cash flows from financing activities:
Net increase in deposits	157,153	112,468
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	33,885	(17,490)
Net decrease in short-term borrowings and capital leases	(57,207)	(5,080)
Proceeds from long-term debt	34,000	—
Purchase of treasury stock	(900)	—
Dividends on common stock	(3,525)	(3,088)
Other	115	(7)

Net cash provided by financing activities	163,521	86,803

Increase in cash and cash equivalents	1,121	13,678
Cash and cash equivalents, beginning of period	99,561	78,262

Cash and cash equivalents, end of period	$100,682	$91,940

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$2,933	$284

Adjustment to market value of securities available for sale, net of deferred income taxes	$315	$(1,071)

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.  These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2002.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition.  As of March 31, 2003, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $557.1 million. A majority of these commitments will expire in less than one year.

Alabama National, in the normal course of business, is subject to various pending and threatened litigation.  Although it is not possible to determine with certainty Alabama National’s potential exposure from pending and threatened litigation, based on current knowledge and advice of legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on Alabama National’s financial condition or results of operations.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

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

Accounting for Stock-Based Compensation – Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Alabama National had previously adopted all provisions of SFAS No. 123.  Accordingly, the initial adoption of SFAS No. 148 did not have an impact on the financial condition or results of operations of Alabama National.  Management of Alabama National does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

Guarantor’s Accounting and Disclosure Requirements

In November  2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of the Interpretation are effective for financial statements that end after December 31, 2002.  However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end.  See Note 11 to Alabama National’s consolidated financial statements appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002, titled Commitments and Contingencies, for additional discussion of the Company’s financial guarantees. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National.  Management does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise.  This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  This interpretation does not apply to securitization structures that are qualified special purpose entities (QSPE) as defined within SFAS No. 140. Alabama National has investments in entities in the form of limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits.  Alabama National’s interest in these partnerships was $2.4 million at March 31, 2003.  The assets and liabilities of these partnerships consist of primarily apartment complexes and related mortgages.  Alabama National accounts for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of these partnerships.  As of March 31, 2003, Alabama National’s maximum potential exposure to loss with respect to these partnerships is limited to Alabama National’s recorded investment of $2.4 million.  While Alabama National has not yet completed its assessment of these investments, it may be required to consolidate a portion of these investments effective July 1, 2003.

Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” having a required effective date for contracts entered into after June 30, 2003.  The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  Management has determined that the adoption of this standard will not have a material impact on the financial condition or results of operations of Alabama National.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 2003 and 2002.

	For the three months ended March 31,

	2003	2002

Basic Earnings Per Share:
Net income available to common shareholders	$9,525	$8,608
Weighted average basic common shares outstanding	12,503	12,350

Basic Earnings Per Share	$0.76	$0.70

Diluted Earnings Per Share:
Net income available to common shareholders	$9,525	$8,608
Weighted average common shares outstanding	12,503	12,350
Effect of dilutive securities	182	284

Weighted average diluted common shares outstanding	12,685	12,634

Diluted Earnings Per Share	$0.75	$0.68

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management.  The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total

Three months ended March 31, 2003:
Interest income	$—	$221	$474	$—	$42,388	$(29)	$(24)	$43,030
Interest expenses		29	192	1	14,464	381	(24)	15,043

Net interest income		192	282	(1)	27,924	(410)		27,987
Provision for loan losses					1,091			1,091
Noninterest income	5,160	4,118	3,360	784	5,322	1		13,745
Noninterest expense	3,396	3,878	1,978	759	20,036	1,444		31,491

Net income before tax	$1,764	$432	$1,664	$24	$12,119	$(1,853)	$—	$14,150

Three months ended March 31, 2002:
Interest income	$—	$251	$424	$—	$43,339	$(18)	$(39)	$43,957
Interest expenses		39	161	1	16,382	336	(39)	16,880

Net interest income		212	263	(1)	26,957	(354)		27,077
Provision for loan losses					1,270			1,270
Noninterest income	3,081	2,808	2,446	527	4,365			13,227
Noninterest expense	2,277	2,672	1,437	606	18,356	1,107		26,455

Net income before tax	$804	$348	$1,272	$(80)	$11,696	$(1,461)	$—	$12,579

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

At March 31, 2003, the carrying value of goodwill totaled $15.9 million.  The amount attributable to the Retail and Commercial Banking segment and Insurance Division is $13.2 million and $2.7 million, respectively.

NOTE F – MERGERS AND ACQUISITIONS

On January 28, 2003, Alabama National signed a definitive agreement providing for the acquisition of Millennium Bank in Gainesville, Florida. Upon completion of the acquisition, Millennium Bank will become a wholly owned subsidiary of Alabama National and will continue to operate under its existing name, management, and board of directors.  Millennium shareholders will receive approximately $1,120,000 in cash and 520,000 of Alabama National common shares and share equivalents, subject to certain adjustment.  As of March 31, 2003, Millennium Bank has assets of $106.4 million, and had net income of $244,000 for the three months ended March 31, 2003.

On April 30, 2003, the shareholders of Millennium Bank approved the proposed acquisition.  The acquisition is subject to regulatory approval and certain other conditions.  Alabama National expects the acquisition to close in June 2003.

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

This information should be read in conjunction with Alabama National’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies and Estimates

Alabama National’s accounting policies are critical to understanding the results of operations and financial position as reported in the consolidated financial statements.  Significant accounting policies utilized by Alabama National are discussed in detail in the notes to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002.

Performance Overview

Alabama National’s net income for the three month period ended March 31, 2003 (the “2003 three months”) was $9.5 million compared to $8.6 million for the three months ended March 31, 2002 (the “2002 three months”).  Net income per diluted common share for the 2003 three months and the 2002 three months was $0.75 and $0.68, respectively.

The annualized return on average assets for Alabama National was 1.16% and 1.21% for the 2003 three months and the 2002 three months, respectively.  The annualized return on average stockholders’ equity decreased slightly for the 2003 three months to 16.21%, as compared to 16.35% for the 2002 three months.  Book value per share at March 31, 2003 was $19.44, an increase of $0.49 from year-end 2002.  Tangible book value per share at March 31, 2003 was $17.79, an increase of $0.51 from year-end 2002.  Alabama National paid cash dividends of $0.285 per share on common shares during the 2003 three months, compared to $0.25 per share paid on common shares during the 2002 three months.

Net Income

Contributing to the increase in net income during the 2003 three months is the increased revenue from the noninterest income business lines.  Noninterest income in the 2003 three months totaled $18.7 million, compared to $13.2 million during the 2002 three months, an increase of $5.5 million, or 41.7%.  The increased noninterest income was offset by an increase in noninterest expense of $5.0 million to $31.5 million for the 2003 three months, compared with $26.5 million for the 2002 three months, an increase of 19.0%. The increase in net income is also attributable to an increase in net interest income of $910,000 during the 2003 three months compared to the 2002 three months. This increase was offset by an increase in income tax expense of $654,000 during the 2003 three months as compared to the 2002 three months.

Average earning assets for the 2003 three months increased by approximately $413.6 million as compared to the 2002 three months, as average interest-bearing liabilities increased $380.4 million. The average taxable equivalent rate earned on assets was 5.72% for the 2003 three months compared to 6.76% for the 2002 three months.  The average rate paid on interest-bearing liabilities was 2.24% for the 2003 three months compared to 2.93% for the 2002 three months.  The net interest margin for the 2003 three months was 3.70%, compared to 4.14% for the 2002 three months and 3.85% for 2002 fourth quarter.  The net interest margin for 2003 three months was negatively impacted by the Federal Reserve’s 50 basis point reduction during the fourth quarter of 2002 and by the accelerated repayment on securities owned by Alabama National.  As the securities being repaid were at higher interest rates than the rates earned on Federal funds sold and new securities purchased, the net interest margin declined. Management anticipates the net interest margin to stabilize somewhat near current levels, absent any additional rate reductions by the Federal Reserve or significant changes in the general interest rate environment.

The following table depicts, on a taxable equivalent basis for the 2003 and 2002 three months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities.  Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
(Amounts in thousands, except yields and rates)

	Three months ended March 31,

	2003			2002

	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost

Assets:
Earning assets:
Loans and leases (1) (3)	$2,264,444	$34,586	6.19%	$2,008,617	$35,030	7.07%
Securities:
Taxable	720,745	7,964	4.48	561,163	8,351	6.04
Tax exempt	32,158	562	7.09	32,065	602	7.61
Cash balances in other banks	10,525	35	1.35	7,649	41	2.17
Funds sold	38,492	124	1.31	44,200	200	1.84
Trading account securities	2,165	20	3.75	1,218	15	4.99

Total earning assets (2)	3,068,529	43,291	5.72	2,654,912	44,239	6.76

Cash and due from banks	88,342			95,123
Premises and equipment	73,273			62,987
Other assets	143,299			113,201
Allowance for loan losses	(33,153)			(29,267)

Total assets	$3,340,290			$2,896,956

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$499,012	1,312	1.07	$389,228	1,296	1.35
Savings deposits	406,117	1,048	1.05	395,751	1,445	1.48
Time deposits	1,159,107	8,786	3.07	1,034,979	10,364	4.06
Funds purchased	288,195	759	1.07	238,725	935	1.59
Other short-term borrowings	106,749	556	2.11	70,902	399	2.28
Long-term debt	260,171	2,582	4.02	209,355	2,441	4.73

Total interest-bearing liabilities	2,719,351	15,043	2.24	2,338,940	16,880	2.93

Demand deposits	322,448			299,284
Accrued interest and other liabilities	60,225			45,270
Stockholders’ equity	238,266			213,462

Total liabilities and stockholders’ equity	$3,340,290			$2,896,956

Net interest spread			3.48%			3.83%

Net interest income/margin on a taxable equivalent basis		28,248	3.73%		27,359	4.18%

Tax equivalent adjustment (2)		261			282

Net interest income/margin		$27,987	3.70%		$27,077	4.14%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $1.3 million and $1.2 million are included in interest and fees on loans for the three months ended March 31, 2003 and 2002, respectively.

Alabama National’s net interest income increased slightly during the 2003 three months to $28.0 million, an increase of $910,000 over the 2002 three months.  Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets.  The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2003 three months compared to the 2002 three months.  For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Amounts in thousands)

	Three Months Ended March 31,

	2003 Compared to 2002 Variance Due to

	Volume	Yield/Rate	Total

Earning assets:
Loans and leases	$17,654	$(18,098)	$(444)
Securities:
Taxable	8,972	(9,359)	(387)
Tax exempt	12	(52)	(40)
Cash balances in other banks	60	(66)	(6)
Funds sold	(24)	(52)	(76)
Trading account securities	27	(22)	5

Total interest income	26,701	(27,649)	(948)
Interest-bearing liabilities:
Interest-bearing transaction accounts	1,265	(1,249)	16
Savings and money market deposits	249	(646)	(397)
Time deposits	6,236	(7,814)	(1,578)
Funds purchased	895	(1,071)	(176)
Other short-term borrowings	347	(190)	157
Long-term debt	1,924	(1,783)	141

Total interest expense	10,916	(12,753)	(1,837)

Net interest income on a taxable equivalent basis	$15,785	$(14,896)	889

Taxable equivalent adjustment			21

Net interest income			$910

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of risk in the loan and lease portfolio.  The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, historical loan and lease loss experience, and the amount of loan and lease losses actually charged against the allowance during a given period and current economic conditions.  The provision for loan and lease losses was $1.1 million for the 2003 three months, compared to $1.3 million recorded in the 2002 three months.  The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income, was 1.46% at March 31, 2003, compared to 1.49% at December 31, 2002.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.  See Asset Quality.

Total noninterest income for the 2003 three months was $18.7 million, compared to $13.2 million for the 2002 three months, an increase of 41.7%.  The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, fees relating to the origination and sale of mortgage loans and income on bank owned life insurance.  Service charges on deposits were $3.3 million in the 2003 three months, compared to $2.7 million in the 2002 three months, an increase of 22.0%.  This increase is attributable to an increased number of transaction accounts due to recent branch expansions, new accounts at existing branches, and increased fee-generating activity by customers.  Revenue from the investment division totaled $5.2 million in the 2003 three months, an increase of $2.1 million, or 67.5%, as compared to $3.1 million recorded in the 2002 three months.  The revenue recorded by the investment division in the 2003 three months is a record revenue quarter for this division.  The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks.  Demand for these securities remained high due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolio.  The securities brokerage and trust division revenue increased 46.7%, to $4.1 million in the 2003 three months, compared to $2.8 million for the 2002 three months. This increase is attributable to continued expansion in the number of customers and total customer assets under management by the securities brokerage and trust division, as well as an increase in the number of registered representatives.  Fees generated from the origination and sale of mortgages increased to $3.3 million for the 2003 three months, from $2.4 million in the 2002 three months, representing a 38.2% increase.  This increase is primarily a result of declining interest rates and the impact the interest rate environment has on refinancing and new mortgage origination activity.  Other noninterest income for the 2003 three months increased to $1.3 million, compared to $1.1 million recorded for the 2002 three months.

Noninterest expense was $31.5 million for the 2003 three months, compared to $26.5 million for the 2002 three months, an increase of 19.0%. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses.  Salaries and employee benefits were $15.3 million for the 2003 three months, compared to $13.4 million for the 2002 three months.  Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and merit compensation increases.  Commission based compensation was $5.6 million for the 2003 three months, compared to $3.4 million for the 2002 three months.  The increase in commission based compensation is attributable to increased production in the mortgage, investment, and securities brokerage and trust divisions, as a significant portion of the compensation in these divisions is production-based. Net occupancy expenses increased $445,000, or 16.1%, during the 2003 three months.  The increase is attributable to the six full service branches and one limited service branch opened by Alabama National’s banks during 2002 and expanded space needs for certain operations.  Other noninterest expense increased to $7.2 million in the 2003 three months, compared with $6.6 million in the 2002 three months.

Income tax expense was $4.6 million for the 2003 three months, compared to $4.0 million for the 2002 three months.  The effective tax rates for the 2003 three months and 2002 three months were 32.7% and 31.6%, respectively.  These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on March 31, 2003.  Loans and leases, net of unearned income, were $2.28 billion, or 63.7% of total assets at March 31, 2003, compared to $2.19 billion, or 66.1% at December 31, 2002.  Loans and leases grew $86.1 million, or 3.9%, during the 2003 three months.  The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO
(Amounts in thousands, except percentages)

	March 31, 2003		December 31, 2002

	Amount	Percent of Total	Amount	Percent of Total

Commercial, financial and agricultural	$264,007	11.58%	$253,569	11.56%
Real estate:
Construction	409,121	17.94	311,259	14.19
Mortgage - residential	600,517	26.33	616,651	28.11
Mortgage - commercial	682,748	29.95	699,403	31.88
Mortgage - other	5,449.24		5,672.26
Consumer	75,031	3.29	78,342	3.57
Lease financing receivables	78,401	3.44	80,113	3.65
Securities brokerage margin loans	16,613.73		14,502.66
Other	148,110	6.50	134,191	6.12

Total gross loans and leases	2,279,997	100.00%	2,193,702	100.00%

Unearned income	(2,477)		(2,308)

Total loans and leases, net of unearned income	2,277,520		2,191,394
Allowance for loan and lease losses	(33,247)		(32,704)

Total net loans and leases	$2,244,273		$2,158,690

The carrying value of investment securities increased $3.0 million in the 2003 three months.  During the 2003 three months, Alabama National purchased $103.0 million of investment securities and received $100.0 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale increased $115.5 million in the 2003 three months.  During the 2003 three months, purchases of available for sale securities totaled $269.5 million and maturities, calls, and sales of available for sale securities totaled $154.2 million.  The change in unrealized gains on available for sale securities totaled $315,000, net of income taxes, during the 2003 three months.

Trading account securities, which had a balance of zero at March 31, 2003, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers.  It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes.  Federal funds sold and securities purchased under agreements to resell totaled $36.8 million at March 31, 2003 and $78.0 million at December 31, 2002.

Deposits and Other Funding Sources

Deposits increased $157.2 million from December 31, 2002, to $2.49 billion at March 31, 2003.  All categories of deposits experienced growth during the 2003 three months.  Deposits continue to increase due to recent branch expansions, successful business development efforts by the Company and an overall growth in the economies in the markets served by the Company.  At March 31, 2003, deposits included $76.0 million of brokered time deposits, compared to $46.0 million at December 31, 2002.

Federal funds purchased and securities sold under agreements to repurchase totaled $324.5 million at March 31, 2003, an increase of $33.9 million from December 31, 2002.  Short-term borrowings at March 31, 2003 totaled $95.2 million, including a note payable to a third party bank of $13.2 million and advances from the Federal Home Loan Bank (“FHLB”) totaling $82.0 million.

Alabama National’s short-term borrowings at March 31, 2003 and December 31, 2002 are summarized as follows:

SHORT-TERM BORROWINGS
(Amounts in thousands)

	March 31, 2003	December 31, 2002

Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 2.0513% and 2.16938% at March 31, 2003 and December 31, 2002, respectively; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2003.	$13,200	$19,100
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.57% and 1.30% at March 31, 2003 and December 31, 2002, respectively; collateralized by FHLB stock and certain first real estate mortgages.	62,000	93,000
FHLB borrowings due at various maturities ranging from November 5, 2003 through February 2, 2004 at March 31, 2003; at December 31, 2002 maturities ranged from February 11, 2003 to December 3, 2003; bearing interest at fixed and variable rates ranging from 1.93% to 4.74% at March 31, 2003 and December 31, 2002; collateralized by FHLB stock and certain first real estate mortgages.	20,000	40,000

Total short-term borrowings	$95,200	$152,100

Alabama National’s long-term debt at March 31, 2003 and December 31, 2002 is summarized as follows:

LONG-TERM DEBT
(Amounts in thousands)

	March 31, 2003	December 31, 2002

FHLB borrowings due at various maturities ranging from July 30, 2004 through October 23, 2012 at March 31, 2003; maturities ranged from February 2, 2004 to October 23, 2012 at December 31, 2002; bearing interest at fixed rates ranging from 1.175% to 6.00% at March 31, 2003 and December 31, 2002; convertible at the option of the FHLB at dates ranging from April 7, 2003 to November 7, 2006; collateralized by FHLB stock, certain first real estate mortgages.	249,000	215,000
Trust preferred securities due December 18, 2031; rate varies with LIBOR and was 4.87875% and 5.01% at March 31, 2003 and December 31, 2002, respectively.	15,000	15,000
Trust preferred securities due December 19, 2032; rate varies with LIBOR and was 4.54% and 4.66% at March 31, 2003 and December 31, 2002, respectively.	10,000	10,000
Various notes payable and capital leases payable	57	65

Total long-term debt	$274,057	$240,065

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  At March 31, 2003, Alabama National had no loans past due 90 days or more and still accruing interest.  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful.  It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due.  When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At March 31, 2003, nonperforming assets totaled $15.6 million, compared to $12.9 million at year-end 2002.  Nonperforming assets as a percentage of period-end loans plus other real estate were 0.68% at March 31, 2003, compared to 0.59% at December 31, 2002.  The increase in nonperforming assets is primarily attributable to a $2.2 million increase in other real estate owned during the 2003 quarter.  The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS
(Amounts in thousands, except percentages)

	March 31, 2003	December 31, 2002

Nonaccrual loans	$10,813	$10,282
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	10,813	10,282
Other real estate owned	4,738	2,569

Total nonperforming assets	$15,551	$12,851

Allowance for loan and lease losses to period-end loans	1.46%	1.49%
Allowance for loan and lease losses to period-end nonperforming loans	307.47	318.07
Allowance for loan losses to period-end nonperforming assets	213.79	254.49
Net charge-offs to average loans	0.10	0.18
Nonperforming assets to period-end loans and other real estate owned	0.68	0.59
Nonperforming loans to period-end loans	0.47	0.47

Net loan charge-offs for the 2003 three months totaled $548,000 or 0.10% (annualized) of average loans and leases for the period.  The allowance for loan and lease losses as a percentage of total loans and leases, net of unearned income, was 1.46% at March 31, 2003, compared to 1.49% at December 31, 2002.  The following table analyzes activity in the allowance for loan and lease losses for the 2003 three months.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended March 31, 2003
(Amounts in thousands, except percentages)

Allowance for loan and lease losses at beginning of period	$32,704
Charge-offs:
Commercial, financial and agricultural	396
Real estate - mortgage	704
Consumer	304

Total charge-offs	1,404
Recoveries:
Commercial, financial and agricultural	104
Real estate - mortgage	97
Consumer	655

Total recoveries	856

Net charge-offs	548

Provision for loan and lease losses	1,091

Allowance for loan and lease losses at end of period	$33,247

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses.  This analysis includes a review of delinquency trends, actual losses and internal credit ratings.  Based on this analysis, management considers the allowance for loan and lease losses at March 31, 2003, to be adequate to cover possible loan and lease losses in the portfolio as of that date.  However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at March 31, 2003, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
(Amounts in thousands, except ratios)

	March 31, 2003

	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total

Assets:
Earning assets:
Loans (1)	$1,417,125	$395,464	$375,647	$139,633	$2,327,869
Securities (2)	154,349	291,178	293,139	60,728	799,394
Trading securities	—	—	—	—	—
Interest-bearing deposits in other banks	11,453	—	—	—	11,453
Funds sold	36,770	—	—	—	36,770

Total interest-earning assets	$1,619,697	$686,642	$668,786	$200,361	$3,175,486
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$182,592	$—	$2,388	$320,049	$505,029
Savings and money market deposits	173,204	—	—	259,300	432,504
Time deposits (3)	359,298	561,453	204,460	64,232	1,189,443
Funds purchased	324,522	—	—	—	324,522
Short-term borrowings (4)	91,530	4,000	—	—	95,530
Long-term debt	218,003	16,012	40,020	22	274,057

Total interest-bearing liabilities	$1,349,149	$581,465	$246,868	$643,603	$2,821,085

Period gap	$270,548	$105,177	$421,918	$(443,242)

Cumulative gap	$270,548	$375,725	$797,643	$354,401	$354,401

Ratio of cumulative gap to total earning assets	8.52%	11.83%	25.12%	11.16%

(1)	Excludes nonaccrual loans of $10.8 million
(2)	Excludes available for sale equity securities of $19.5 million
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing
(4)	Includes treasury, tax and loan account of $0.3 million

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive.  As shown in the table above, Alabama National is asset sensitive through three years.  It is only in the greater than three years period that Alabama National is liability sensitive, although it remains asset sensitive on a cumulative basis throughout all periods.  The current asset sensitive position is similar to the 2002 year-end interest sensitivity analysis and is due to a reduction in the average life of the securities and loan portfolios.  Also, the loan portfolio contains an increased proportion of variable rate loans and these loans generally reprice more quickly than fixed rate loans.  The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits.  For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Alabama National’s earnings are dependent, to a large degree, on its net interest income which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits.  Market risk is the risk of loss from adverse changes in market prices and rates.  Alabama National’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities.  Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk.  Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National’s balance sheet.  Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates.  Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below to 200 basis points above the current prevailing rates.  Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates.  In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates.  At March 31, 2003, mortgage backed securities with a carrying value of $522.8 million, or 14.6% of total assets and essentially every loan and lease, net of unearned income, (totaling $2.28 billion, or 63.7% of total assets), carried such prepayment options.  Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate.  However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions.  The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $2.49 billion, or 69.6%, of total assets at March 31, 2003.  Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis.  Generally, it is anticipated that deposits will be sufficient to support funding requirements.  However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis.  Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher.  As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates.  This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates.  Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis.  Management believes that such estimates of possible spread compression are reasonable.  However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates.  Due to the current low interest rate environment, Alabama National’s net interest income would decrease significantly if prevailing interest rates were to further decrease 100 or 200 basis points.  The current rates paid on interest-bearing accounts cannot decrease below zero, yet rates earned on loans can experience a decrease in the falling rate scenarios, and the interest rate spread would therefore compress.  Alabama National has also modeled a 25 basis point reduction in prevailing interest rates and the results projected a net interest margin very similar to the stable rate scenario, as management anticipates that it could pass along a rate reduction of this magnitude to its interest-bearing liabilities.  As noted above, however, management does not anticipate having the ability to reduce liability costs as successfully if it were to experience a rate cut of a greater magnitude.  Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results of the future impact of market risk on Alabama National’s net interest margin, may differ from that found in the table.

MARKET RISK
(Amounts in thousands)

	As of March 31, 2003		As of December 31, 2002

Change in Prevailing Interest Rates (1)	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount

+200 basis points	$133,871	10.12%	$132,477	9.85%
+100 basis points	129,678	6.67	126,884	5.21
0 basis points	121,572	—	120,599	—
-100 basis points	109,116	(10.25)	107,155	(11.15)
-200 basis points	104,128	(14.35)	100,608	(16.58)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 91.6% at March 31, 2003, compared to 94.0% at year-end 2002.  Alabama National’s liquid assets as a percentage of total deposits were 6.0% at March 31, 2003, compared to 8.2% at year-end 2002.  At March 31, 2003, Alabama National had unused federal funds lines of approximately $49.5 million, unused lines at the Federal Home Loan Bank of $256.6 million and an unused credit line with a third party bank of $21.8 million.  Alabama National also has access to approximately $44.5 million via a credit facility with the Federal Reserve Bank of Atlanta.  At March 31, 2003 and year-end 2002 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist.  Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements.  However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $6.0 million from December 31, 2002, to $240.4 million at March 31, 2003.  This increase was attributable to the following components (in thousands):

Net income	$9,525
Dividends	(3,525)
Issuance of stock from treasury	115
Purchase of treasury stock	(900)
Additional paid in capital related to stock based compensation	422
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	315

Net increase	$5,952

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.  The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at March 31, 2003.  Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital.  Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill.  In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions.  The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 2003:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage

Alabama National BanCorporation	9.35%	10.60%	7.31%
National Bank of Commerce of Birmingham	9.14	10.25	7.30
Alabama Exchange Bank	14.15	15.40	7.23
Bank of Dadeville	12.57	13.82	7.73
Citizens & Peoples Bank, N.A.	9.41	10.66	7.12
Community Bank of Naples, N.A.	9.44	10.70	7.50
First American Bank	8.80	10.05	7.59
First Citizens Bank	13.66	14.88	6.90
First Gulf Bank	9.76	11.01	7.39
Georgia State Bank	11.38	12.62	7.80
Public Bank	9.57	10.82	7.62
Peoples State Bank	10.57	11.83	7.29
Required minimums	4.00	8.00	4.00

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk”.

Item 4 – Controls and Procedures

Within the 90 days prior to this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in its periodic SEC filings. There have been no significant changes in Alabama National’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation.

Part II Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:	Exhibit 3.1 – Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

Exhibit 3.2 - Bylaws (filed as an Exhibit to Alabama National’s Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: May 12, 2003	/s/ JOHN H. HOLCOMB, III

John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: May 12, 2003	/s/ WILLIAM E. MATTHEWS, V.

William E. Matthews, V., its Executive Vice President and Chief Financial Officer

CERTIFICATION

I, John H. Holcomb, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alabama National BanCorporation;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ JOHN H. HOLCOMB, III

John H. Holcomb, III, its Chairman and Chief Executive Officer

CERTIFICATION

I, William E. Matthews, V, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alabama National BanCorporation;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ WILLIAM E. MATTHEWS, V

William E. Matthews, V., its Executive Vice President and Chief Financial Officer