Form 10-K/A
period 2002-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2003-08-01
CIK 926966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to .

Commission file number: 0-25160

ALABAMA NATIONAL BANCORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-1114426
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1927 First Avenue North, Birmingham, AL	35203-4009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (205) 583-3600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant at June 28, 2002 was $391,336,405.

As of March 12, 2003 the registrant had outstanding 12,369,274 shares of its common stock.

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2002 of Alabama National BanCorporation is hereby amended to reflect the proper number of shares beneficially owned and the percentage of shares outstanding in Item 12.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock beneficially owned as of March 12, 2003 by:

•	each Director and Director nominee;

•	each executive officer named in the Summary Compensation Table below;

•	all of our Directors and executive officers as a group; and

•	beneficial owners of 5% or more of our common stock.

Name	Number of Shares of Common Stock(1)(2)	% of Shares of Common Stock(3)
W. Ray Barnes(4)	120,474	1.0%
Dan M. David(5)	84,036	*
John V. Denson(6)	11,480	*
T. Morris Hackney(7)	8,896	*
John H. Holcomb, III(8)	102,949	*
John D. Johns(9)	44,998	*
John J. McMahon, Jr.(10)	323,796	2.6%
C. Phillip McWane(11)	1,250,408	10.0%
William D. Montgomery	39,820	*
Richard Murray, IV(12)	75,092	*
Victor E. Nichol, Jr.(13)	105,438	*
C. Lloyd Nix(14)	91,127	*
G. Ruffner Page, Jr.(15)	957,766	7.7%
John Plunk(16)	34,049	*
William E. Sexton(17)	46,838	*
W. Stancil Starnes	49,659	*
William E. Matthews, V (18)	60,860	*

All Directors & Executive Officers as a group (19 persons)	3,463,986	27.8%

*	Reflects ownership of less than 1%.
(1)	The number of shares of common stock reflected in the table is that number of shares which are deemed to be beneficially owned under the federal securities laws. Shares deemed to be beneficially owned include shares as to which, directly or indirectly, through any contract, relationship, arrangement, understanding or otherwise, either voting power or investment power is held or shared. Unless otherwise stated, the named person has the sole voting and investment power for the shares indicated.

1

(2)	The share amounts reported also include common stock equivalents held by directors under ANB’s Deferral of Compensation Plan for Non-Employee Directors and by certain executive officers under the ANB Plan for Deferral of Compensation by Key Employees, entitling such directors and executive officers to receive upon distribution a share of common stock for each stock equivalent. The number of stock equivalents included are listed as follows: Mr. Barnes, 2,771; Mr. David, 1,595; Mr. Denson, 376; Mr. Hackney, 6,079; Mr. Holcomb, 5,644; Mr. Johns, 7,781; Mr. Matthews, 7,926; Mr. McMahon, 5,626; Mr. McWane, 3,730; Mr. Montgomery, 4,239; Mr. Murray, 7,926; Mr. Nichol, 9,655; Dr. Nix, 1,466; Mr. Page, 6,085; Mr. Sexton, 2,947; and Mr. Starnes, 8,242.
(3)	Percentage of ownership is based on 12,459,288 shares of ANB common stock representing 12,369,274 shares outstanding as of March 12, 2003, and 90,014 shares of common stock equivalents held in deferred compensation plans of certain executive officers and directors. In the case of persons who possess outstanding stock options, percentage of ownership is based on the shares described in the previous sentence and the number of shares underlying options held by such persons exercisable within 60 days from said date.
(4)	Includes 3,094 shares held by Mr. Barnes’ wife and 16,300 shares owned directly by Efficiency Lodge, Inc., of which Mr. Barnes is a shareholder and Chief Executive Officer.
(5)	Includes stock options to purchase 19,664 shares of ANB common stock. Does not include 3,262 shares owned of record by Mr. David’s wife, of which Mr. David disclaims beneficial ownership.
(6)	Includes stock options to purchase 8,495 shares of ANB common stock.
(7)	Does not include 37,217 shares held by Mr. Hackney’s wife, of which Mr. Hackney disclaims beneficial ownership.
(8)	Includes stock options to purchase 13,334 shares of ANB common stock. Includes 700 shares held by Mr. Holcomb as custodian for his three minor children and 500 shares held by Mr. Holcomb’s wife. Also includes 4,186 shares held in ANB’s 401(k) Employee Capital Accumulation Plan, for which Mr. Holcomb holds investment power.
(9)	Does not include 1,000 shares owned by Mr. Johns’ wife’s Individual Retirement Account, 1,500 shares held for the benefit of Mr. Johns’ wife in the James A. Dunlap Children’s Trust and the Nancy D. Johns Subtrust, or 2,000 shares held by Mr. Johns’ wife as custodian for their minor children. Mr. Johns disclaims beneficial ownership of these shares.
(10)	Includes 300,000 shares held in a family partnership pursuant to which Mr. McMahon shares the power to vote and dispose of the shares with his wife, and with his three children and the spouses of two of those children. Also includes 15,000 shares held in three separate trusts for the benefit of Mr. Phillip McWane’s children. Mr. McMahon is the trustee for each of these trusts. Does not include 96,830 shares held by Mr. McMahon’s wife, of which Mr. McMahon disclaims beneficial ownership.
(11)	Includes 184,692 shares owned by H & P Partners of Alabama, L.P., a family limited partnership, of which Mr. McWane has shared voting control. Does not include 14,928 shares held by Mr. Page as custodian for the minor children of Mr. McWane, of which Mr. McWane disclaims beneficial ownership. The address for Mr. McWane is 2900 Highway 280, Suite 300, Birmingham, Alabama 35223.
(12)	Includes stock options to purchase 5,000 shares of ANB common stock. Also includes 1,600 shares held by Mr. Murray’s wife. Includes 3,788 shares held in ANB’s 401(k) Employee Capital Accumulation Plan, for which Mr. Murray holds investment power.
(13)	Includes stock options to purchase 1,667 shares of ANB common stock.
(14)	Includes 35,148 shares held jointly with Dr. Nix’s wife and 14,533 shares held by Dr. Nix’s wife.
(15)	Includes 417,768 shares held by the William McWane Trust for the benefit of Phillip McWane, 174,070 shares held by the William McWane Trust for the benefit of Anna McWane, 187,995 shares held by the Anna McWane Trust and 88,775 shares held by the J.R. McWane, Jr. Trust. Mr. Page is the trustee for each of these trusts. Also includes 1,500 shares held by Mr. Page as custodian for his three minor children. Includes 14,928 shares held by Mr. Page as custodian for the minor children of Mr. Phillip McWane, of which Mr. Page disclaims beneficial ownership. Does not include 8,000 shares held by Mr. Page’s wife, of which Mr. Page disclaims beneficial ownership. The address for Mr. Page is 2900 Highway 280, Suite 300, Birmingham, Alabama 35223.
(16)	Includes 646 shares owned by Mr. Plunk’s wife’s Individual Retirement Account and 7,595 shares held by Mr. Plunk’s wife. Also includes 16,629 shares owned by the Maund Family Limited Partnership, a family limited partnership, of which Mr. Plunk has shared voting control.
(17)	Includes 29,138 shares owned directly by Mr. Sexton’s wife, and 611 shares held by the Sexton Foundation, of which Mr. Sexton is Chairman.
(18)	Includes stock options to purchase 3,334 shares of ANB common stock. Also includes 200 shares held by Mr. Matthews as custodian for his two minor children.

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 1st day of August, 2003.

ALABAMA NATIONAL BANCORPORATION

By:	/s/ JOHN H. HOLCOMB, III
John H. Holcomb, III Chief Executive Officer

3