Form 10-Q
period 2003-06-30
ALABAMA NATIONAL BANCORPORATION
filed 2003-08-12
CIK 926966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

_________________________________________________________
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

Class Common Stock, $1.00 Par Value	Outstanding at August 12, 2003 12,811,523

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

SIGNATURES	24

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

PART I—FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Condition
(In thousands, except share amounts)

	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$130,766	$99,561
Interest-bearing deposits in other banks	17,791	12,621
Federal funds sold and securities purchased under resell agreements	53,487	77,957
Trading securities, at fair value	—	1,645
Investment securities (fair value $360,191 and $357,812, respectively)	354,688	355,445
Securities available for sale, at fair value	486,548	344,888
Loans held for sale	95,956	51,030
Loans and leases	2,431,900	2,193,702
Unearned income	(2,616)	(2,308)

Loans and leases, net of unearned income	2,429,284	2,191,394
Allowance for loan and lease losses	(35,595)	(32,704)

Net loans and leases	2,393,689	2,158,690
Property, equipment and leasehold improvements, net	76,792	72,337
Goodwill	31,591	15,925
Other intangible assets, net	5,187	4,697
Cash surrender value of life insurance	57,352	56,146
Receivable from investment division customers	129,316	28,987
Other assets	58,806	36,239

Total assets	$3,891,969	$3,316,168

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing	$427,219	$336,172
Interest bearing	2,326,503	1,994,223

Total deposits	2,753,722	2,330,395
Federal funds purchased and securities sold under repurchase agreements	352,560	290,637
Treasury, tax and loan accounts	33	629
Accrued expenses and other liabilities	59,052	42,328
Payable for securities purchased for investment division customers	124,488	25,522
Short-term borrowings	59,150	152,100
Long-term debt	274,048	240,065

Total liabilities	3,623,053	3,081,676
Commitments and Contingencies (see Note B)
Common stock, $1 par, 27,500,000 shares authorized; 12,819,788 and 12,424,544 shares issued at June 30, 2003 and December 31, 2003, respectively	12,820	12,425
Additional paid-in capital	125,415	105,355
Retained earnings	126,504	115,281
Treasury stock at cost, 23,792 and 48,713 shares at June 30, 2003 and December 31, 2002, respectively	(589)	(1,312)
Accumulated other comprehensive income, net of tax	4,766	2,743

Total stockholders’ equity	268,916	234,492

Total liabilities and stockholders’ equity	$3,891,969	$3,316,168

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	For the three months ended June 30,

	2003	2002

Interest income:
Interest and fees on loans and leases	$35,947	$35,590
Interest on securities	8,115	8,760
Interest on deposits in other banks	25	43
Interest on trading securities	29	14
Interest on federal funds sold and securities purchased under resell agreements	209	185

Total interest income	44,325	44,592
Interest expense:
Interest on deposits	10,994	12,488
Interest on federal funds purchased and securities sold under repurchase agreements	861	998
Interest on short-term borrowings	442	682
Interest on long-term debt	2,655	2,125

Total interest expense	14,952	16,293

Net interest income	29,373	28,299
Provision for loan and lease losses	1,424	1,211

Net interest income after provision for loan and lease losses	27,949	27,088
Noninterest income:
Securities gains	34	5
Loss on disposition of assets	(82)	(51)
Service charges on deposit accounts	3,491	2,889
Investment services income	6,372	2,578
Securities brokerage and trust income	3,905	3,122
Gain on origination and sale of mortgages	4,615	2,145
Bank owned life insurance	648	752
Insurance commissions	854	622
Other	1,699	1,304

Total noninterest income	21,536	13,366

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited) (Continued)
(In thousands, except per share data)

	For the three months ended June 30,

	2003	2002

Noninterest expense:
Salaries and employee benefits	16,566	14,325
Commission based compensation	6,649	3,547
Occupancy and equipment expenses	3,157	2,864
Amortization of intangibles	244	191
Other	7,721	6,659

Total noninterest expense	34,337	27,586

Income before provision for income taxes	15,148	12,868
Provision for income taxes	4,984	4,086

Net income	$10,164	$8,782

Weighted average common shares outstanding:
Basic	12,570	12,359

Diluted	12,745	12,657

Earnings per common share:
Basic	$0.81	$0.71

Diluted	$0.80	$0.69

Cash dividends per common share	$0.285	$0.25

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	For the six months ended June 30,

	2003	2002

Interest income:
Interest and fees on loans and leases	$70,463	$70,543
Interest on securities	16,450	17,508
Interest on deposits in other banks	60	84
Interest on trading securities	49	29
Interest on federal funds sold and securities purchased under resell agreements	333	385

Total interest income	87,355	88,549
Interest expense:
Interest on deposits	22,140	25,593
Interest on federal funds purchased and securities sold under repurchase agreements	1,620	1,933
Interest on short-term borrowings	998	1,081
Interest on long-term debt	5,237	4,566

Total interest expense	29,995	33,173

Net interest income	57,360	55,376
Provision for loan and lease losses	2,515	2,481

Net interest income after provision for loan and lease losses	54,845	52,895
Noninterest income:
Securities gains	39	35
Loss on disposition of assets	(33)	(184)
Service charges on deposit accounts	6,813	5,611
Investment services income	11,532	5,659
Securities brokerage and trust income	8,023	5,930
Gain on origination and sale of mortgages	7,949	4,558
Bank owned life insurance	1,368	1,465
Insurance commissions	1,638	1,149
Other	2,952	2,370

Total noninterest income	40,281	26,593

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Income (Unaudited) (Continued)
(In thousands, except per share data)

	For the six months ended June 30,

	2003	2002

Noninterest expense:
Salaries and employee benefits	31,858	27,753
Commission based compensation	12,223	6,987
Occupancy and equipment expenses	6,370	5,632
Amortization of intangibles	477	375
Other	14,900	13,294

Total noninterest expense	65,828	54,041

Income before provision for income taxes	29,298	25,447
Provision for income taxes	9,609	8,057

Net income	$19,689	$17,390

Weighted average common shares outstanding:
Basic	12,546	12,354

Diluted	12,717	12,644

Earnings per common share:
Basic	$1.57	$1.41

Diluted	$1.55	$1.38

Cash dividends per common share	$0.57	$0.50

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	For the three months ended June 30,

	2003	2002

Net income	$10,164	$8,782
Other comprehensive income:
Unrealized gains on securities available for sale	2,725	4,265
Less: Reclassification adjustment for net gains included in net income	34	35

Other comprehensive income, before tax	2,691	4,230
Provision for income taxes related to items of other comprehensive income	978	1,429

Other comprehensive income, net of tax	1,713	2,801

Comprehensive income	$11,877	$11,583

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	For the six months ended June 30,

	2003	2002

Net income	$19,689	$17,390
Other comprehensive income:
Unrealized gains on securities available for sale	3,183	2,745
Less: Reclassification adjustment for net gains included in net income	39	35

Other comprehensive income, before tax	3,144	2,710
Provision for income taxes related to items of other comprehensive income	1,121	980

Other comprehensive income, net of tax	2,023	1,730

Comprehensive income	$21,712	$19,120

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the six months ended June 30,

	2003	2002

Net cash flows provided by (used in) operating activities	$(26,661)	$41,322
Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	183,332	54,024
Purchases of investment securities	(182,676)	(94,768)
Purchases of securities available for sale	(562,671)	(240,958)
Proceeds from sale of securities available for sale	45,789	14,808
Proceeds from calls and maturities of securities available for sale	402,366	180,593
Net (increase) decrease in interest bearing deposits in other banks	(5,170)	233
Net decrease (increase) in federal funds sold and securities purchased under resell agreements	32,952	(42,126)
Net increase in loans and leases	(172,684)	(114,253)
Purchases of property, equipment and leasehold improvements	(3,515)	(7,611)
Purchase acquisitions, net of cash acquired	(2,952)	(400)
Proceeds from sale of other real estate owned	3,774	548
Proceeds from sale of property, equipment and leasehold improvements	102	106

Net cash used in investing activities	(261,353)	(249,804)

Cash flows from financing activities:
Net increase in deposits	331,920	151,295
Increase in federal funds purchased and securities sold under agreements to repurchase	54,564	100,741
Net decrease in short-term borrowings and capital leases	(93,563)	(23,483)
Proceeds from long-term debt	34,000	—
Repayments of long-term debt	—	(540)
Purchase of treasury stock	(900)	—
Dividends on common stock	(7,059)	(6,178)
Other	257	(179)

Net cash provided by financing activities	319,219	221,656

Increase in cash and cash equivalents	31,205	13,174
Cash and cash equivalents, beginning of period	99,561	78,262

Cash and cash equivalents, end of period	$130,766	$91,436

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$4,397	$1,024

Adjustment to market value of securities available for sale, net of deferred income taxes	$2,023	$1,730

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
June 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2002.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition. As of June 30, 2003, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $633.9 million. A majority of these commitments will expire in less than one year.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

Acquisitions of Certain Financial Institutions

On October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 addresses the treatment of goodwill related to branch acquisitions. SFAS No. 147 requires that goodwill meeting certain criteria be accounted for under SFAS No. 142. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Management does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

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

Guarantor’s Accounting and Disclosure Requirements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 31, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 11 to Alabama National’s consolidated financial statements appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002, titled Commitments and Contingencies, for additional discussion of the Company’s financial guarantees. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Management does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities, as defined within SFAS No. 140. Alabama National has investments in entities in the form of limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. Alabama National’s interest in these partnerships was $2.3 million at June 30, 2003. The assets and liabilities of these partnerships consist of primarily apartment complexes and related mortgages. Alabama National accounts for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of these partnerships. As of June 30, 2003, Alabama National’s maximum potential exposure to loss with respect to these partnerships is limited to Alabama National’s recorded investment of $2.3 million. While Alabama National has not yet completed its assessment of these investments, it may be required to consolidate a portion of these investments effective July 1, 2003.

Additionally, Alabama National’s trust division has relationships which could meet the definition of variable interest entities. Alabama National continues to evaluate these relationships to determine whether they meet the definition of a variable interest entity, and whether consolidation will be required beginning with the third quarter of 2003, under recently promulgated accounting standards. Although Alabama National’s management currently does not believe that the consolidation of these trust relationships will have a material impact on Alabama National’s financial statements, interpretation of accounting standards continues to evolve and it is possible that certain trust relationships will be consolidated.

Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, having a required effective date for contracts entered into after June 30, 2003. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management has determined that the adoption of this standard will not have a material impact on the financial condition or results of operations of Alabama National.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

On May 30, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No 150 establishes standards for how an issuer classifies and measures certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods ending after June 15, 2003. Management does not believe that the provisions of this standard will have a material impact on the financial condition or results of operations of Alabama National.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and six months ended June 30, 2003 and 2002.

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

Basic Earnings Per Share:
Net income available to common shareholders	$10,164	$8,782	$19,689	$17,390
Weighted average basic common shares outstanding	12,570	12,359	12,546	12,354

Basic Earnings Per Share	$0.81	$0.71	$1.57	$1.41

Diluted Earnings Per Share:
Net income available to common shareholders	$10,164	$8,782	$19,689	$17,390
Weighted average common shares outstanding	12,570	12,359	12,546	12,354
Effect of dilutive securities	175	298	171	290

Weighted average diluted common shares outstanding	12,745	12,657	12,717	12,644

Diluted Earnings Per Share	$0.80	$0.69	$1.55	$1.38

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total

Three months ended June 30, 2003:
Interest income	$—	$246	$795	$—	$43,341	$(28)	$(29)	$44,325
Interest expenses		32	275	1	14,288	385	(29)	14,952

Net interest income		214	520	(1)	29,053	(413)		29,373
Provision for loan losses					1,424			1,424
Noninterest income	6,372	3,905	4,937	854	5,467	1		21,536
Noninterest expense	4,067	3,765	2,933	794	20,958	1,820		34,337

Income (loss) before tax	$2,305	$354	$2,524	$59	$12,138	$(2,232)	$—	$15,148

Three months ended June 30, 2002:
Interest income	$—	$214	$277	$—	$44,155	$(23)	$(31)	$44,592
Interest expenses		30	111		15,841	342	(31)	16,293

Net interest income		184	166		28,314	(365)		28,299
Provision for loan losses					1,211			1,211
Noninterest income	2,578	3,122	2,196	622	4,848			13,366
Noninterest expense	2,089	3,011	1,515	672	18,560	1,739		27,586

Income (loss) before tax	$489	$295	$847	$(50)	$13,391	$(2,104)	$—	$12,868

Six months ended June 30, 2003:
Interest income	$—	$467	$1,269	$—	$85,729	$(57)	$(53)	$87,355
Interest expenses		61	467	2	28,752	766	(53)	29,995

Net interest income		406	802	(2)	56,977	(823)		57,360
Provision for loan losses					2,515			2,515
Noninterest income	11,532	8,023	8,297	1,638	10,789	2		40,281
Noninterest expense	7,463	7,643	4,911	1,553	40,994	3,264		65,828

Income (loss) before tax	$4,069	$786	$4,188	$83	$24,257	$(4,085)	$—	$29,298

Six months ended June 30, 2002:
Interest income	$—	$465	$701	$—	$87,494	$(41)	$(70)	$88,549
Interest expenses		69	272	1	32,223	678	(70)	33,173

Net interest income		396	429	(1)	55,271	(719)		55,376
Provision for loan losses					2,481			2,481
Noninterest income	5,659	5,930	4,642	1,149	9,213			26,593
Noninterest expense	4,366	5,683	2,952	1,278	36,916	2,846		54,041

Income (loss) before tax	$1,293	$643	$2,119	$(130)	$25,087	$(3,565)	$—	$25,447

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

At June 30, 2003, the carrying value of goodwill totaled $31.6 million. The amount attributable to the Retail and Commercial Banking segment and Insurance Division is $28.9 million and $2.7 million, respectively.

NOTE F – MERGERS AND ACQUISITIONS

On June 19, 2003, Alabama National acquired Millennium Bank in Gainesville, Florida (“Millennium”) in a business combination accounted for under the purchase method. Alabama National issued approximately 395,000 shares of common stock to existing Millennium shareholders at an exchange ratio of 0.63115 shares of Alabama National common stock for each share of Millennium stock. In addition to the Alabama National common stock, each shareholder electing to receive Alabama National common stock received cash of $1.52 for each share of Millennium common stock. The Millennium shareholders had the option to receive cash instead of Alabama National common stock and Millennium shareholders making this election received $48.80 for each share of Millennium common stock. Total cash consideration paid was approximately $4.6 million. Upon completion of the acquisition, Millennium became a wholly-owned subsidiary of Alabama National and continues to operate under its existing name, management and board of directors.

Management is currently finalizing the allocation of assigned fair market values to the assets and liabilities acquired from Millennium. The following table summarizes the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and management does not anticipate any material change to the values detailed below:

Cash	$1,643
Securities	24,237
Fed funds sold and securities purchased under resell agreements	8,482
Net loans	69,227
Other assets	3,812
Goodwill	16,001
Core deposit intangible	968

Total assets acquired	124,370
Deposits	91,407
Other liabilities	8,549

Total liabilities assumed	99,956

Net assets acquired	$24,414

The acquisition of Millennium created $17.0 million of intangible assets. Alabama National allocated $1.0 million of the total intangible assets created to core deposit premium. This allocation was based upon Alabama National’s valuation of the core deposits of Millennium as determined by core deposit valuation modeling. Factors considered in the valuation model included: (1) the rate and maturity structure of Millennium’s interest bearing and non-interest bearing deposit accounts (2) estimated retention rates for each deposit liability category and (3) the current interest rate environment. The core deposit created will be amortized using an accelerated method over seven years. The remaining $16.0 million allocated to goodwill will be tested at least annually for impairment.

NOTE G – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to each of Alabama National’s operating segments for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division

Balance, January 1, 2002	$12,120	$2,693
Other goodwill additions	1,112	—

Balance, December 31, 2002	13,232	2,693
Acquired goodwill	16,001	—
Other goodwill adjustments	(335)	—

Balance, June 30, 2003	$28,898	$2,693

The changes in the carrying amounts of intangible assets for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division

Net carrying value, January 1, 2002	$4,062	$—
Acquired intangibles	—	1,453
Amortization	(683)	(135)

Balance, December 31, 2002	3,379	1,318
Acquired intangibles	968	—
Amortization	(332)	(146)

Balance, June 30, 2003	$4,015	$1,172

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

Alabama National acquired Millennium Bank of Gainesville, Florida (“Millennium”) on June 19, 2003, using the purchase method of accounting. Accordingly, the results of operations for the three months and six months ended June 30, 2003 include Millennium’s performance for only eleven days. Alabama National’s balance sheet as of June 30, 2003 includes the assets and liabilities of Millennium Bank.

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

Performance Overview

Alabama National’s net income was $10.2 million for the second quarter of 2003 (the “2003 second quarter”), compared to $8.8 million for the second quarter of 2002 (the “2002 second quarter”). Net income for the six months ended June 30, 2003 (the “2003 six months”) was $19.7 million, compared to $17.4 million for the six months ended June 30, 2002 (the “2002 six months”). Net income per diluted common share for the 2003 and 2002 second quarters was $0.80 and $0.69, respectively. For the 2003 six months, net income per diluted common share was $1.55, compared to $1.38 for the 2002 six months.

The annualized return on average assets for Alabama National was 1.15% for the 2003 second quarter, compared to 1.19% for the 2002 second quarter. The annualized return on average assets for Alabama National was 1.15% for the 2003 six months, compared to 1.20% for the 2002 six months. The annualized return on average stockholders’ equity increased for the 2003 second quarter to 16.51%, as compared to 16.09% for the 2002 second quarter. The annualized return on average stockholders’ equity increased for the 2003 six months to 16.36%, as compared to 16.22% for the 2002 six months. Book value per share at June 30, 2003 was $21.02, an increase of $2.07 from year-end 2002. Tangible book value per share at June 30, 2003 was $18.14, an increase of $0.86 from year-end 2002. Alabama National declared cash dividends totaling $0.57 per share on common shares during the 2003 six months, compared to $0.50 per share declared on common shares during the 2002 six months.

Net Income

Contributing to the increase in net income during the 2003 second quarter and 2003 six months, compared to the same periods in 2002, is the increased revenue from the noninterest income business lines for each of the 2003 periods. Noninterest income in the 2003 second quarter totaled $21.5 million, compared to $13.4 million during the 2002 second quarter, an increase $8.2 million, or 61.1%. Noninterest income for the 2003 six months totaled $40.3 million, an increase of $13.7 million, or 51.5%, over the same period of 2002. Concurrent with the increased revenue production of the noninterest income business lines, noninterest expenses increased during the 2003 second quarter and 2003 six months. Noninterest expenses in the 2003 second quarter totaled $34.3 million, compared to $27.6 million during the 2002 second quarter, an increase of $6.8 million, or 24.5%. Noninterest expenses for the 2003 six months totaled $65.8 million, an increase of $11.8 million, or 21.8%, over the same period of 2002. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Despite significantly lower yields earned on earning assets and the effects of spread compression, net interest income increased during each period of 2003 versus the same periods of 2002 due to growth in average earning assets. Net interest income for the 2003 second quarter and 2003 six months totaled $29.4 million and $57.4 million, respectively, an increase of $1.1 million and $2.0 million compared to the same periods in 2002.

Average earning assets for the 2003 second quarter and six months increased by $543.4 million and $483.3 million, respectively, as compared to the same periods in 2002. Average interest-bearing liabilities increased by $493.0 million and $437.0 million during the 2003 second quarter and six months, respectively, as compared to the same periods in 2002. The average taxable equivalent rate earned on assets was 5.48% and 5.60% for the 2003 second quarter and 2003 six months, respectively, compared to 6.61% and 6.70% for the 2002 second quarter and 2002 six months, respectively. The average rate paid on interest-bearing liabilities was 2.08% and 2.16% for the 2003 second quarter and 2003 six months, respectively, compared to 2.74% and 2.83% for the 2002 second quarter and 2002 six months, respectively. The net interest margin was 3.61% and 3.65% for the 2003 second quarter and 2003 six months, respectively, compared to 4.17% and 4.16% for the 2002 second quarter and 2002 six months, respectively. The net interest margin for the 2003 second quarter decreased by 5 basis points compared to the first quarter of 2003. The net interest margin for 2003 second quarter and six months was negatively impacted by the Federal Reserve’s 50 basis point reduction during the fourth quarter of 2002 and the also by the additional 25 basis point reduction during the second quarter of 2003. Alabama National was able to pass along much of the latest 25 basis point reduction immediately to the interest bearing transaction accounts but the time deposits will only reprice at the current lower rates at maturity. Also contributing to the reduced net interest margin is the effect that accelerated repayments has on securities owned by Alabama National. Generally the interest rate earned on securities being repaid carry higher interest rates than the rates earned on federal funds sold and new securities purchased to replace maturing, prepaid and called securities. Management anticipates the net interest margin to stabilize somewhat near current levels, absent any additional rate reductions by the Federal Reserve or significant changes in the general interest rate environment.

The following tables depict, on a taxable equivalent basis for the 2003 and 2002 second quarter and six months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
(Amounts in thousands, except yields and rates)

	Three months ended June 30,

	2003			2002

	Average Balance	Income / Expense	Yield/ Cost	Average Balance	Income / Expense	Yield/ Cost

Assets:
Earning assets:
Loans and leases (1) (3)	$2,394,732	$36,020	6.03%	$2,078,024	$35,660	6.88%
Securities:
Taxable	758,152	7,740	4.09	560,545	8,374	5.99
Tax exempt	30,674	568	7.43	31,436	584	7.45
Cash balances in other banks	12,208	25	0.82	8,244	43	2.09
Funds sold	65,934	209	1.27	41,682	185	1.78
Trading account securities	2,700	29	4.31	1,111	14	5.05

Total earning assets (2)	3,264,400	44,591	5.48	2,721,042	44,860	6.61

Cash and due from banks	90,102			85,618
Premises and equipment	73,830			68,296
Other assets	157,238			122,558
Allowance for loan and lease losses	(34,038)			(30,568)

Total assets	$3,551,532			$2,966,946

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$511,742	1,239	0.97	$401,866	1,349	1.35
Savings deposits	454,108	1,129	1.00	389,360	1,393	1.43
Time deposits	1,237,981	8,626	2.79	1,072,822	9,746	3.64
Funds purchased	300,939	861	1.15	245,442	998	1.63
Other short-term borrowings	96,653	442	1.83	89,887	682	3.04
Long-term debt	275,069	2,655	3.87	184,142	2,125	4.63

Total interest-bearing liabilities	2,876,492	14,952	2.08	2,383,519	16,293	2.74

Demand deposits	364,456			317,670
Accrued interest and other liabilities	63,594			46,889
Stockholders’ equity	246,990			218,868

Total liabilities and stockholders’ equity	$3,551,532			$2,966,946

Net interest spread			3.40%			3.87%

Net interest income/margin on a taxable equivalent basis		29,639	3.64%		28,567	4.21%

Tax equivalent adjustment (2)		266			268

Net interest income/margin		$29,373	3.61%		$28,299	4.17%

______________

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $1.5 million and $1.3 million are included in interest and fees on loans for the three months ended June 30, 2003 and 2002, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
(Amounts in thousands, except yields and rates)

	Six months ended June 30,

	2003			2002

	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost

Assets:
Earning assets:
Loans and leases (1) (3)	$2,329,948	$70,606	6.11%	$2,043,512	$70,690	6.98%
Securities:
Taxable	739,552	15,704	4.28	556,351	16,725	6.06
Tax exempt	31,412	1,130	7.25	31,749	1,186	7.53
Cash balances in other banks	11,371	60	1.06	7,948	84	2.13
Funds sold	52,289	333	1.28	42,934	385	1.81
Trading account securities	2,434	49	4.06	1,164	29	5.02

Total earning assets (2)	3,167,006	87,882	5.60	2,683,658	89,099	6.70

Cash and due from banks	89,227			90,344
Premises and equipment	73,553			65,656
Other assets	150,307			122,407
Allowance for loan and lease losses	(33,598)			(29,921)

Total assets	$3,446,495			$2,932,144

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$505,412	2,551	1.02	$395,582	2,645	1.35
Savings deposits	430,245	2,177	1.02	392,538	2,838	1.46
Time deposits	1,198,762	17,412	2.93	1,054,005	20,110	3.85
Funds purchased	294,602	1,620	1.11	242,102	1,933	1.61
Other short-term borrowings	101,673	998	1.98	80,447	1,081	2.71
Long-term debt	267,661	5,237	3.95	196,679	4,566	4.68

Total interest-bearing liabilities	2,798,355	29,995	2.16	2,361,353	33,173	2.83

Demand deposits	343,568			308,528
Accrued interest and other liabilities	61,920			46,083
Stockholders’ equity	242,652			216,180

Total liabilities and stockholders’ equity	$3,446,495			$2,932,144

Net interest spread			3.44%			3.87%

Net interest income/margin on a taxable equivalent basis		57,887	3.69%		55,926	4.20%

Tax equivalent adjustment (2)		527			550

Net interest income/margin		$57,360	3.65%		$55,376	4.16%

______________

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2.8 million and $2.5 million are included in interest and fees on loans for the six months ended June 30, 2003 and 2002, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2003 second quarter and six months compared to the 2002 second quarter and six months, respectively. For the purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Amounts in thousands)

	Three Months Ended June 30,

	2003 Compared to 2002 Variance Due to

	Volume	Yield/Rate	Total

Earning assets:
Loans and leases	$19,709	$(19,349)	$360
Securities:
Taxable	10,878	(11,512)	(634)
Tax exempt	(14)	(2)	(16)
Cash balances in other banks	85	(103)	(18)
Funds sold	301	(277)	24
Trading account securities	29	(14)	15

Total interest income	30,988	(31,257)	(269)
Interest-bearing liabilities:
Interest-bearing transaction accounts	1,451	(1,561)	(110)
Savings and money market deposits	1,098	(1,362)	(264)
Time deposits	6,801	(7,921)	(1,120)
Funds purchased	964	(1,101)	(137)
Other short-term borrowings	308	(548)	(240)
Long-term debt	2,498	(1,968)	530

Total interest expense	13,120	(14,461)	(1,341)

Net interest income on a taxable equivalent basis	$17,868	$(16,796)	1,072

Taxable equivalent adjustment			2

Net interest income			$1,074

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Amounts in thousands)

	Six Months Ended June 30,

	2003 Compared to 2002 Variance Due to

	Volume	Yield/Rate	Total

Earning assets:
Loans	$18,777	$(18,861)	$(84)
Securities:
Taxable	9,929	(10,950)	(1,021)
Tax exempt	(12)	(44)	(56)
Cash balances in other banks	67	(91)	(24)
Funds sold	172	(224)	(52)
Trading account securities	36	(16)	20

Total interest income	28,969	(30,186)	(1,217)
Interest-bearing liabilities:
Interest-bearing transaction accounts	1,338	(1,432)	(94)
Savings and money market deposits	675	(1,336)	(661)
Time deposits	6,093	(8,791)	(2,698)
Funds purchased	867	(1,180)	(313)
Other short-term borrowings	540	(623)	(83)
Long-term debt	2,473	(1,802)	671

Total interest expense	11,986	(15,164)	(3,178)

Net interest income on a taxable equivalent basis	$16,983	$(15,022)	1,961

Taxable equivalent adjustment			23

Net interest income			$1,984

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of the risk in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, historical loan and lease loss experience, and the amount of loan and lease losses actually charged against the allowance during a given period and current economic conditions. The provision for loan and lease losses was $1.4 million and $2.5 million for the 2003 second quarter and six months, respectively, compared to $1.2 million and $2.5 million recorded during the 2002 second quarter and six months, respectively. The allowance for loan and lease losses as a percentage of outstanding loans, net of unearned income (excluding loans held for sale), was 1.47% at June 30, 2003, compared to 1.49% at December 31, 2002.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2003 second quarter was $21.5 million, compared to $13.4 million for the 2002 second quarter, an increase of 61.1%. For the 2003 six months, noninterest income increased to $40.3 million, compared to $26.6 million for the 2002 six months, an increase of 51.5%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, fees relating to the origination and sale of mortgage loans, and income earned on bank owned life insurance. Service charges on deposits for the 2003 second quarter and 2002 second quarter were $3.5 million and $2.9 million, respectively. For the 2003 six months, service charge income increased to $6.8 million, from $5.6 million for the 2002 six months. The increase for each period of 2003 is attributable to an increased number of transaction accounts due to recent branch expansions, new accounts at existing branches, and increased fee-generating activity by customers. Revenue from the investment division totaled $6.4 million in the 2003 second quarter, an increase of $3.8 million, or 147.2%, as compared to $2.6 million recorded in the 2002 second quarter. During the 2003 six months the investment division revenue totaled $11.5 million, an increase of $5.9 million, or 103.8%, as compared to $5.7 million in the 2002 six months. The revenue recorded by the investment division in the 2003 second quarter is a record revenue quarter for this division, exceeding the previous record quarter, the first quarter of 2003, by $1.2 million, or 23.5%. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. Demand for these securities remained high due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolio. Securities brokerage and trust revenue increased 25.1%, to $3.9 million, in the 2003 second quarter, compared to $3.1 million in the 2002 second quarter. For the 2003 six months securities brokerage and trust revenue totaled $8.0 million, as compared to $5.9 million during the 2002 six months, an increase of 35.3%. The increase in the securities brokerage and trust division revenue during each period of 2003 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. Insurance commissions totaled $0.8 million and $1.6 million, during the 2003 second quarter and 2003 six months, respectively, as compared to $0.6 million and $1.1 million, recorded in the same periods during 2002. The increase in insurance commissions during each period of 2003 is attributable to the purchase of two small agencies during the third quarter of 2002 as well as the continued expansion of the network of salesman in many of the markets served by Alabama National. Fees generated from the origination and sale of mortgages increased to $4.6 million for the 2003 second quarter, from $2.1 million in the 2002 second quarter, representing a 115.2% increase. During the 2003 six months mortgage fees increased to $7.9 million, from $4.6 million during the 2002 six months, an increase of 74.4%. The 2003 second quarter was a record revenue quarter for this division. These 2003 increases are primarily a result of declining interest rates and the impact the interest rate environment had on refinancing and new mortgage origination activity. Other noninterest income increased to $1.7 million for the 2002 second quarter, compared to $1.3 million during the 2002 second quarter. Other noninterest income increased to $3.0 million during the 2003 six months, an increase of 24.6%, compared to $2.4 million recorded in the 2002 six months.

Revenue from the investment division and the mortgage division are subject to fluctuation caused by a number of factors, including perhaps most prominently the interest rate environment. The environment for both businesses has been extremely favorable in the first six months of 2003. An increase in interest rates from the current level will likely cause mortgage refinancing volumes to fall and mortgage-related security prepayments and calls to drop, reducing revenue in the mortgage division and the investment division.

Noninterest expense was $34.3 million for the 2003 second quarter, compared to $27.6 million for the 2002 second quarter. For the 2003 six months, noninterest expense was $65.8 million, compared to $54.0 million for the 2002 six months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles and other expenses. Salaries and employee benefits were $16.6 million for the 2003 second quarter, compared to $14.3 million for the 2002 second quarter. For the 2003 six months, salaries and employee benefits were $31.9 million, compared to $27.8 million in the 2002 six months. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and merit and incentive compensation increases. Commission based compensation was $6.6 million for the 2003 second quarter, compared to $3.5 million for the 2002 second quarter. For the 2002 six months, commission based compensation totaled $12.2 million, compared to $7.0 million in the 2002 six months. The increase in commission based compensation is attributable to increased production in the mortgage, investment, and securities brokerage and trust divisions, as a significant portion of the compensation in these divisions is production-based. Occupancy and equipment expense totaled $3.2 million in the 2003 second quarter and $2.9 million in the 2002 second quarter. Occupancy and equipment expense totaled $6.4 million in the 2003 six months and $5.6 million in the 2002 six months. The increases in 2003 are attributable to the six full service branches and one limited service branch opened by Alabama National’s banks during the latter part of 2002 and expanded space needs for certain operations. Other noninterest expense increased to $7.7 million in the 2003 second quarter, compared with $6.7 million in the 2002 second quarter. Other noninterest expense was $14.9 million in the 2003 six months and $13.3 million in the 2002 six months.

Because of an increase in pre-tax income, income tax expense was $5.0 million for the 2003 second quarter, compared to $4.1 million for the 2002 second quarter. For the 2003 six months, income tax expense was $9.6 million, compared to $8.1 million for the 2002 six months. The effective tax rates for the 2003 second quarter and the 2003 six months were 32.9% and 32.8%, respectively, compared to 31.8% and 31.7% for the same periods of 2002. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective rate in the 2003 second quarter and six months is higher than the 2002 periods due to higher pre-tax income with no increase in items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on June 30, 2003. Loans and leases, net of unearned income, were $2.43 billion, or 62.4% of total assets at June 30, 2003, compared to $2.19 billion, or 66.1% at December 31, 2002. Loans and leases grew $237.9 million, or 10.9%, during the 2003 six months, compared to the 2002 year-end. Loans and leases grew $170.9 million, or 7.8%, excluding Millennium Bank’s loans of $67.0 million at June 30, 2003. Average loans and leases grew $286.4 million, or 14.0%, during the 2003 six months, compared to the 2002 six months. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO
(Amounts in thousands, except percentages)

	June 30, 2003		December 31, 2002

	Amount	Percent of Total	Amount	Percent of Total

Commercial, financial and agricultural	$269,008	11.06%	$253,569	11.56%
Real estate:
Construction	460,658	18.94	311,259	14.19
Mortgage - residential	627,019	25.78	616,651	28.11
Mortgage - commercial	736,016	30.28	699,403	31.88
Mortgage - other	7,392.30		5,672.26
Consumer	74,270	3.05	78,342	3.57
Lease financing receivables	75,457	3.10	80,113	3.65
Securities brokerage margin loans	16,195.67		14,502.66
Other	165,885	6.82	134,191	6.12

Total gross loans and leases	2,431,900	100.00%	2,193,702	100.00%

Unearned income	(2,616)		(2,308)

Total loans and leases, net of unearned income	2,429,284		2,191,394
Allowance for loan and lease losses	(35,595)		(32,704)

Total net loans and leases	$2,393,689		$2,158,690

The carrying value of investment securities decreased $0.8 million in the 2003 six months, from $355.4 million at December 31, 2002, to $354.7 million, at June 30, 2003. During the 2003 six months, Alabama National purchased $182.7 million of investment securities and received $183.3 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale increased $141.7 million in the 2003 six months from $344.9 million at December 31, 2002, to $486.5 million, at June 30, 2003. At June 30, 2003, Millennium bank had $23.8 million of securities classified as available for sale. Purchases of available for sale securities totaled $562.7 million and maturities, calls, and sales of available for sale securities totaled $448.2 million. The change in unrealized gains on available for sale securities totaled $2.0 million, net of income taxes, during the 2003 six months.

Trading account securities, which had a balance of zero at June 30, 2003, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $53.5 million at June 30, 2003 and $78.0 million at December 31, 2002.

Deposits and Other Funding Sources

Deposits increased by $423.3 million from year-end 2002, to $2.75 billion at June 30, 2003. Excluding the deposits of Millennium, which total $93.5 million at June 30, 2003, and the $84.9 million increase in brokered certificates of deposits during the 2003 six months, deposits increased by $244.9 million, or 10.7%, from year-end 2002. All categories of deposits experienced growth during the 2003 six months. Average deposits grew $327.3 million, or 15.2%, during the 2003 six months, compared to the 2002 six months.

Federal funds purchased and securities sold under agreements to repurchase totaled $352.6 million at June 30, 2003, an increase of $61.9 million, from December 31, 2002. Short-term borrowings at June 30, 2003 totaled $59.2 million, including a note payable to a third party bank of $20.2 million and advances from the Federal Home Loan Bank (“FHLB”) totaling $39.0 million.

Alabama National’s short-term borrowings at June 30, 2003 and December 31, 2002 are summarized as follows:

SHORT-TERM BORROWINGS
(Amounts in thousands)

	June 30, 2003	December 31, 2002

Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 1.79375% and 2.16938% at June 30, 2003 and December 31, 2002, respectively; collateralized by Alabama National’s stock in subsidiary banks. Matures on May 31, 2004.	$20,150	$19,100

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.50% and 1.30% at June 30, 2003 and December 31, 2002, respectively; collateralized by FHLB stock and certain first real estate mortgages.	17,000	93,000

FHLB borrowings due at various maturities ranging from October 14, 2003 through February 2, 2004 at June 30, 2003; at December 31, 2002 maturities ranged from February 11, 2003 to December 3, 2003; bearing interest at fixed and variable rates ranging from 1.53% to 4.74% at June 30, 2003 and December 31, 2002; collateralized by FHLB stock and certain first real estate mortgages.	22,000	40,000

Total short-term borrowings	$59,150	$152,100

Alabama National’s long-term debt at June 30, 2003 and December 31, 2002 is summarized as follows:

LONG-TERM DEBT
(Amounts in thousands)

	June 30, 2003	December 31, 2002

FHLB borrowings due at various maturities ranging from July 30, 2004 through October 23, 2012 at June 30, 2003; maturities ranged from February 2, 2004 to October 23, 2012 at December 31, 2002; bearing interest at fixed rates ranging from 1.175% to 6.00% at June 30, 2003 and December 31, 2002; convertible at the option of the FHLB at dates ranging from April 7, 2003 to November 7, 2006; collateralized by FHLB stock, certain first real estate mortgages.	249,000	215,000

Trust preferred securities due December 18, 2031; rate varies with LIBOR and was 4.66% and 5.01% at June 30, 2003 and December 31, 2002, respectively.	15,000	15,000

Trust preferred securities due December 19, 2032; rate varies with LIBOR and was 4.25875% and 4.66% at June 30, 2003 and December 31, 2002, respectively.	10,000	10,000

Various notes payable and capital leases payable	48	65

Total long-term debt	$274,048	$240,065

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At June 30, 2003, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At June 30, 2003, nonperforming assets totaled $9.7 million, compared to $12.9 million at year-end 2002. Nonperforming assets as a percentage of loans plus other real estate were 0.40% at June 30, 2003, compared to 0.59% at December 31, 2002. The significant decrease in nonperforming assets is primarily attributable to a decrease in nonaccrual loans of $3.6 million. At December 31, 2002, included in nonaccrual loans was one loan relationship that totaled approximately $2.8 million. During the first six months of 2003, Alabama National received from the borrower a deed in lieu of foreclosure on certain collateral and then subsequently liquidated the collateral acquired. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS
(Amounts in thousands, except percentages)

	June 30, 2003	December 31, 2002

Nonaccrual loans	$6,652	$10,282
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	6,652	10,282
Other real estate owned	3,074	2,569

Total nonperforming assets	$9,726	$12,851

Allowance for loan and lease losses to period-end loans	1.47%	1.49%
Allowance for loan and lease losses to period-end nonperforming loans	535.10	318.07
Allowance for loan and lease losses to period-end nonperforming assets	365.98	254.49
Net charge-offs to average loans and leases	0.05	0.18
Nonperforming assets to period-end loans and leases and other real estate owned	0.40	0.59
Nonperforming loans to period-end loans and leases	0.27	0.47

Net loan charge-offs for the 2003 six months totaled $600,000, or 0.05% (annualized) of average loans and leases for the period (excluding loans held for sale). The allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.47% at June 30, 2003, compared to 1.49% at December 31, 2002. The following table analyzes activity in the allowance for loan and lease losses for the 2003 six months.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Six Months Ended June 30, 2003
(Amounts in thousands)

Allowance for loan and lease losses at beginning of period	$32,704
Charge-offs:
Commercial, financial and agricultural	387
Real estate - mortgage	1,102
Consumer	505

Total charge-offs	1,994

Recoveries:
Commercial, financial and agricultural	276
Real estate - mortgage	178
Consumer	921

Total recoveries	1,375

Net charge-offs	619

Provision for loan and lease losses	2,515
Changes incidental to acquisitions	995

Allowance for loan and lease losses at end of period	$35,595

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan and lease losses at June 30, 2003 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at June 30, 2003, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
(Amounts in thousands, except ratios)

	June 30, 2003

	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total

Assets:
Earning assets:
Loans and leases (1)	$1,553,526	$434,720	$385,544	$144,798	$2,518,588
Securities (2)	200,796	307,632	251,075	64,909	824,412
Trading securities					—
Interest-bearing deposits in other banks	17,791				17,791
Funds sold	53,487	—	—	—	53,487

Total interest-earning assets	$1,825,600	$742,352	$636,619	$209,707	$3,414,278
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$267,034	$—	$—	$263,272	$530,306
Savings and money market deposits	254,903			234,011	488,914
Time deposits (3)	376,671	602,207	250,892	77,513	1,307,283
Funds purchased	352,560				352,560
Short-term borrowings (4)	53,183	6,000			59,183
Long-term debt	189,004	20,012	40,019	25,013	274,048

Total interest-bearing liabilities	$1,493,355	$628,219	$290,911	$599,809	$3,012,294

Period gap	$332,245	$114,133	$345,708	$(390,102)

Cumulative gap	$332,245	$446,378	$792,086	$401,984	$401,984

Ratio of cumulative gap to total earning assets	9.73%	13.07%	23.20%	11.77%

______________

(1)	Excludes nonaccrual loans of $6.7 million
(2)	Excludes available for sale equity securities of $16.8 million
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

Market Risk

Alabama National’s earnings are dependent, to a large degree, on its net interest income which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and rates. Alabama National’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National’s balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below (adjusted in the current period due to historically low interest rates) to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At June 30, 2003, mortgage backed securities with a carrying value of $549.0 million, or 14.1% of total assets and essentially every loan and lease, net of unearned income, (totaling $2.43 billion, or 62.4% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $2.75 billion, or 70.8%, of total assets at June 30, 2003. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Due to the current low interest rate environment, Alabama National has elected to model interest rate decreases of 25 and 50 basis points. (This would equate to federal funds rates of 0.75% and 0.50%, respectively.) The current rates paid on interest-bearing accounts cannot decrease below zero, yet rates earned on loans can experience a decrease in the falling rate scenarios, and the interest rate spread would therefore compress. As noted above, however, management does not anticipate having the ability to reduce liability costs as successfully if it were to experience a rate cut of a greater magnitude. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results of the future impact of market risk on Alabama National’s net interest margin, may differ from that found in the table.

MARKET RISK
(Amounts in thousands)

	As of June 30, 2003

Change in Prevailing Interest Rates (1)	Net Interest Income Amount	Change from Income Amount

+200 basis points	$139,139	8.23%
+100 basis points	134,399	4.54
0 basis points	128,560	—
-25 basis points	127,412	(0.89)
-50 basis points	125,708	(2.22)

______________

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loans and leases to deposit ratio was 88.2% at June 30, 2003, compared to 94.0% at year-end 2002. Alabama National’s liquid assets as a percentage of total deposits were 7.3% at June 30, 2003, compared to 8.2% at year-end 2002. At June 30, 2003, Alabama National had unused federal funds lines of approximately $150.3 million, unused lines at the Federal Home Loan Bank of $345.0 million and an unused credit line with a third party bank of $9.9 million. Alabama National also has access to approximately $44.7 million via a credit facility with the Federal Reserve Bank of Atlanta. At June 30, 2003 and year-end 2002, there were no outstanding borrowings under this Federal Reserve credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $34.4 million from December 31, 2002, to $268.9 million at June 30, 2003. This increase was attributable to the following components (in thousands):

Net income	$19,689
Dividends	(7,059)
Issuance of stock from treasury	258
Purchase of treasury stock	(900)
Additional paid in capital related to stock based compensation	877
Issuance of stock in purchase business combination	19,536
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	2,023

Net increase	$34,424

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at June 30, 2003. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at June 30, 2003:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage

Alabama National BanCorporation	9.40%	10.65%	7.17%
National Bank of Commerce of Birmingham	9.44	10.62	6.97
Alabama Exchange Bank	14.43	15.68	7.27
Bank of Dadeville	12.74	14.00	7.69
Citizens & Peoples Bank, N.A.	8.92	10.17	6.82
Community Bank of Naples, NA	9.84	11.10	7.36
First American Bank	9.03	10.28	7.53
First Citizens Bank	13.83	15.01	6.96
First Gulf Bank	9.62	10.87	7.14
Georgia State Bank	11.34	12.59	7.17
Public Bank	9.30	10.55	7.04
Peoples State Bank	10.39	11.64	7.13
Millennium Bank	11.11	12.37	7.64
Required minimums	4.00	8.00	4.00

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk”.

Item 4 — Controls and Procedures

As of June 30, 2003, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in its periodic SEC filings.

There have been no significant changes in Alabama National’s internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security-Holders

Alabama National held its Annual Meeting of Stockholders on April 30, 2003. At the meeting, the stockholders of Alabama National were asked to vote on the election of 14 directors to serve until the next annual meeting of stockholders and their successors are elected and qualified, and to ratify the appointment of the independent public accountants. The results of the stockholder voting on all matters are summarized as follows:

	VOTES FOR	WITHHOLD AUTHORITY

Proposal 1 - Election of Directors:
W. Ray Barnes	10,230,064	307,128
Dan M. David	10,341,210	195,982
John V. Denson	10,220,877	316,315
John H. Holcomb, III	10,341,210	195,982
John D. Johns	10,230,662	306,530
John J. McMahon, Jr.	10,339,540	197,652
C. Phillip McWane	9,088,199	1,448,993
William D. Montgomery	10,231,164	306,028
Richard Murray, IV	10,340,710	196,482
Victor E. Nichol, Jr.	10,340,710	196,482
C. Lloyd Nix	10,231,164	306,028
G. Ruffner Page, Jr.	10,219,566	317,626
William E. Sexton	10,341,447	195,745
W. Stancil Starnes	9,210,116	1,327,076

Proposal 2 - Ratification of Appointment of Independent Public Accountants

VOTES FOR	VOTES AGAINST	ABSTAIN

10,136,141	385,134	15,917

Item 6 — E xhibits and Reports on Form 8-K

(a) Exhibits:	Exhibit 3.1 -	Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).
	Exhibit 3.2 -	Bylaws (filed as an Exhibit to Alabama National’s Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).
	Exhibit 10.1 -	Seventh Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2003.
	Exhibit 10.2 -	Fifth Note Modification to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2003.
	Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 32.1 -	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

Filing on Form 8-K to report First Quarter Earnings filed on April 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION
Date: August 12, 2003	/s/ JOHN H. HOLCOMB, III

John H. Holcomb, III, its Chairman and Chief Executive Officer
Date: August 12, 2003	/s/ WILLIAM E. MATTHEWS, V.

William E. Matthews, V., its Executive Vice President and Chief Financial Officer