Form 10-Q
period 2003-09-30
ALABAMA NATIONAL BANCORPORATION
filed 2003-11-12
CIK 926966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2003
Common Stock, $1.00 Par Value	12,820,571

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

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except share amounts)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$140,451	$99,561
Interest-bearing deposits in other banks	24,471	12,621
Federal funds sold and securities purchased under resell agreements	31,172	77,957
Trading securities, at fair value	26	1,645
Investment securities (fair value $295,079 and $357,812, respectively)	295,605	355,445
Securities available for sale, at fair value	527,921	344,888
Loans held for sale	37,744	51,030
Loans and leases	2,551,300	2,193,702
Unearned income	(2,947)	(2,308)

Loans and leases, net of unearned income	2,548,353	2,191,394
Allowance for loan and lease losses	(36,979)	(32,704)

Net loans and leases	2,511,374	2,158,690
Property, equipment and leasehold improvements, net	77,242	72,337
Goodwill	31,572	15,925
Other intangible assets, net	4,903	4,697
Cash surrender value of life insurance	58,035	56,146
Receivable from investment division customers	72,495	28,987
Other assets	39,930	36,239

Total assets	$3,852,941	$3,316,168

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$426,639	$336,172
Interest bearing	2,325,877	1,994,223

Total deposits	2,752,516	2,330,395
Federal funds purchased and securities sold under repurchase agreements	337,991	290,637
Treasury, tax and loan accounts	706	629
Accrued expenses and other liabilities	43,877	42,328
Payable for securities purchased for investment division customers	69,522	25,522
Short-term borrowings	61,150	152,100
Long-term debt	315,040	240,065

Total liabilities	3,580,802	3,081,676

Commitments and Contingencies (see Note B)

Common stock, $1 par, 27,500,000 shares authorized; 12,819,788 and 12,424,544 shares issued at September 30, 2003 and December 31, 2002, respectively	12,820	12,425
Additional paid-in capital	125,823	105,355
Retained earnings	133,027	115,281
Treasury stock at cost, 723 and 48,713 shares at September 30, 2003 and
December 31, 2002, respectively	(24)	(1,312)
Accumulated other comprehensive income, net of tax	493	2,743

Total stockholders’ equity	272,139	234,492

Total liabilities and stockholders’ equity	$3,852,941	$3,316,168

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,
	2003	2002

Interest income:
Interest and fees on loans and leases	$37,578	$36,627
Interest on securities	7,428	9,011
Interest on deposits in other banks	26	36
Interest on trading securities	27	14
Interest on federal funds sold and securities purchased under resell agreements	198	172

Total interest income	45,257	45,860

Interest expense:
Interest on deposits	10,355	12,375
Interest on federal funds purchased and securities sold under repurchase agreements	815	1,251
Interest on short-term borrowings	315	606
Interest on long-term debt	2,674	2,162

Total interest expense	14,159	16,394

Net interest income	31,098	29,466
Provision for loan and lease losses	1,396	2,245

Net interest income after provision for loan and lease losses	29,702	27,221

Noninterest income:
Securities gains	4	—
Gain on disposition and liquidation of assets	914	435
Service charges on deposit accounts	3,623	3,158
Investment services income	4,555	3,261
Securities brokerage and trust income	3,995	3,864
Gain on origination and sale of mortgages	5,478	2,814
Bank owned life insurance	684	791
Insurance commissions	797	651
Other	1,822	1,209

Total noninterest income	21,872	16,183

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the three months ended September 30,
	2003	2002
Noninterest expense:
Salaries and employee benefits	16,874	15,808
Commission based compensation	6,062	4,279
Occupancy and equipment expenses	3,326	3,006
Amortization of intangibles	285	225
Penalty on long-term debt repayment	822	—
Other	8,256	6,856

Total noninterest expense	35,625	30,174

Income before provision for income taxes	15,949	13,230
Provision for income taxes	5,368	4,212

Net income	$10,581	$9,018

Weighted average common shares outstanding:
Basic	12,935	12,364

Diluted	13,161	12,679

Earnings per common share:
Basic	$0.82	$0.73

Diluted	$0.80	$0.71

Cash dividends per common share	$0.285	$0.25

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the nine months ended September 30,
	2003	2002
Interest income:
Interest and fees on loans and leases	$108,041	$107,170
Interest on securities	23,878	26,519
Interest on deposits in other banks	86	120
Interest on trading securities	76	43
Interest on federal funds sold and securities purchased under resell agreements	531	557

Total interest income	132,612	134,409

Interest expense:
Interest on deposits	32,495	37,968
Interest on federal funds purchased and securities sold under repurchase agreements	2,435	3,184
Interest on short-term borrowings	1,313	1,687
Interest on long-term debt	7,911	6,728

Total interest expense	44,154	49,567

Net interest income	88,458	84,842
Provision for loan and lease losses	3,911	4,726

Net interest income after provision for loan and lease losses	84,547	80,116

Noninterest income:
Securities gains	43	35
Gain on disposition and liquidation of assets	881	251
Service charges on deposit accounts	10,436	8,769
Investment services income	16,087	8,920
Securities brokerage and trust income	12,018	9,794
Gain on origination and sale of mortgages	13,427	7,372
Bank owned life insurance	2,052	2,256
Insurance commissions	2,435	1,800
Other	4,774	3,579

Total noninterest income	62,153	42,776

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the nine months ended September 30,
	2003	2002
Noninterest expense:
Salaries and employee benefits	48,732	43,561
Commission based compensation	18,285	11,266
Occupancy and equipment expenses	9,696	8,638
Amortization of intangibles	762	600
Penalty on long-term debt repayment	822	—
Other	23,156	20,150

Total noninterest expense	101,453	84,215

Income before provision for income taxes	45,247	38,677
Provision for income taxes	14,977	12,269

Net income	$30,270	$26,408

Weighted average common shares outstanding:
Basic	12,678	12,358

Diluted	12,875	12,668

Earnings per common share:
Basic	$2.39	$2.14

Diluted	$2.35	$2.08

Cash dividends per common share	$0.855	$0.75

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended September 30,
	2003	2002
Net income	$10,581	$9,018
Other comprehensive income:
Unrealized (losses) gains on securities available for sale	(6,572)	1,142
Less: Reclassification adjustment for net gains included in net income	4	—

Other comprehensive (loss) income, before tax	(6,576)	1,142
(Benefit of) provision for income taxes related to items of other comprehensive income	(2,303)	386

Other comprehensive (loss) income, net of tax	(4,273)	756

Comprehensive income	$6,308	$9,774

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2003	2002
Net income	$30,270	$26,408
Other comprehensive income:
Unrealized (losses) gains on securities available for sale	(3,389)	3,887
Less: Reclassification adjustment for net gains included in net income	43	35

Other comprehensive (loss) income, before tax	(3,432)	3,852
(Benefit of) provision for income taxes related to items of other comprehensive income	(1,182)	1,366

Other comprehensive (loss) income, net of tax	(2,250)	2,486

Comprehensive income	$28,020	$28,894

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2003	2002
Net cash flows provided by operating activities	$52,345	$19,359

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	264,830	90,095
Purchases of investment securities	(205,133)	(102,717)
Purchases of securities available for sale	(832,232)	(361,955)
Proceeds from sale of securities available for sale	47,504	14,808
Proceeds from calls and maturities of securities available for sale	622,027	303,969
Net increase in interest bearing deposits in other banks	(11,850)	(7,350)
Net decrease (increase) in federal funds sold and securities purchased under resell agreements	55,267	(11,572)
Net increase in loans and leases	(292,259)	(208,364)
Purchases of property, equipment and leasehold improvements	(5,325)	(10,340)
Purchase acquisitions, net of cash acquired	(2,952)	(551)
Costs capitalized on other real estate owned	—	(284)
Proceeds from sale of other real estate owned	4,931	1,927
Proceeds liquidation of assets	799	—
Proceeds from sale of property, equipment and leasehold improvements	113	132

Net cash used in investing activities	(354,280)	(292,202)

Cash flows from financing activities:
Net increase in deposits	330,714	203,273
Increase in federal funds purchased and securities sold under agreements to repurchase	39,995	113,301
Net decrease in short-term borrowings and capital leases	(90,898)	(18,011)
Proceeds from long-term debt	82,000	5,000
Repayments of long-term debt	(7,000)	(542)
Penalty on long-term debt repayment	(822)	—
Purchase of treasury stock	(900)	—
Dividends on common stock	(10,712)	(9,269)
Other	448	(201)

Net cash provided by financing activities	342,825	293,551

Increase in cash and cash equivalents	40,890	20,708
Cash and cash equivalents, beginning of period	99,561	78,262

Cash and cash equivalents, end of period	$140,451	$98,970

Supplemental schedule of noncash investing and financing activities:
Acquisition of collateral in satisfaction of loans	$4,891	$1,562

Adjustment to market value of securities available for sale, net of deferred income taxes	$(2,250)	$2,486

Fair value of common stock issued in purchase acquisition	$19,528	$—

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2002.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition. As of September 30, 2003, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $697.7 million. A majority of these commitments will expire in less than one year.

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

Rescission and Amendment of Certain FASB Statements

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. Alabama National adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Due to the adoption of this statement the prepayment penalty incurred during the 2003 third quarter was recorded in noninterest expense.

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 has been amended by subsequent FASB Staff Positions and applies in the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities, as defined within SFAS No. 140. Alabama National has investments in entities in the form of limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. Alabama National’s interest in these partnerships was $2.1 million at September 30, 2003. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. Alabama National accounts for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of these partnerships. As of September 30, 2003, Alabama National’s maximum potential exposure to loss with respect to these partnerships is limited to Alabama National’s recorded investment of $2.1 million. While Alabama National has not yet completed its assessment of these investments, it may be required to consolidate a portion of these investments effective October 1, 2003.

Additionally, Alabama National is still evaluating certain trust relationships to determine the impact of FIN 46 and related pronouncements on the accounting for these structures. Although Alabama National’s management currently does not believe that the application of FIN 46 to these structures will have a material impact on Alabama National’s financial statements, interpretation of accounting standards continues to evolve and it is possible that Alabama National’s current accounting will be effected.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

On May 30, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No 150 establishes standards for how an issuer classifies and measures certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods beginning after June 15, 2003. The FASB issued Final Staff Position FSP No. FAS 150-3, which deferred the effective date of certain provisions contained in SFAS No. 150. Management does not believe that the provisions of this standard will have a material impact on the financial condition or results of operations of Alabama National when fully adopted.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and nine months ended September 30, 2003 and 2002.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Basic Earnings Per Share:
Net income available to common shareholders	$10,581	$9,018	$30,270	$26,408
Weighted average basic common shares outstanding	12,935	12,364	12,678	12,358

Basic Earnings Per Share	$0.82	$0.73	$2.39	$2.14

Diluted Earnings Per Share:
Net income available to common shareholders	$10,581	$9,018	$30,270	$26,408
Weighted average common shares outstanding	12,935	12,364	12,678	12,358
Effect of dilutive securities	226	315	197	310

Weighted average diluted common shares outstanding	13,161	12,679	12,875	12,668

Diluted Earnings Per Share	$0.80	$0.71	$2.35	$2.08

NOTE E - SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three months ended September 30, 2003:
Interest income	$—	$295	$830	$—	$44,183	$(29)	$(22)	$45,257
Interest expenses		29	256		13,494	402	(22)	14,159

Net interest income		266	574		30,689	(431)		31,098
Provision for loan losses					1,396			1,396
Noninterest income	4,555	3,995	5,721	797	6,804			21,872
Noninterest expense	3,036	3,790	3,243	748	22,932	1,876		35,625

Income (loss) before tax	$1,519	$471	$3,052	$49	$13,165	$(2,307)	$—	$15,949

Three months ended September 30, 2002:
Interest income	$—	$392	$318	$—	$45,205	$(25)	$(30)	$45,860
Interest expenses		28	130	2	15,925	339	(30)	16,394

Net interest income		364	188	(2)	29,280	(364)		29,466
Provision for loan losses					2,245			2,245
Noninterest income	3,261	3,864	2,980	651	5,426	1		16,183
Noninterest expense	2,340	3,742	1,910	699	19,684	1,799		30,174

Income (loss) before tax	$921	$486	$1,258	$(50)	$12,777	$(2,162)	$—	$13,230

Nine months ended September 30, 2003:
Interest income	$—	$762	$2,099	$—	$129,912	$(86)	$(75)	$132,612
Interest expenses		90	723	2	42,246	1,168	(75)	44,154

Net interest income		672	1,376	(2)	87,666	(1,254)		88,458
Provision for loan losses					3,911			3,911
Noninterest income	16,087	12,018	14,018	2,435	17,593	2		62,153
Noninterest expense	10,499	11,433	8,154	2,301	63,926	5,140		101,453

Income (loss) before tax	$5,588	$1,257	$7,240	$132	$37,422	$(6,392)	$—	$45,247

Nine months ended September 30, 2002:
Interest income	$—	$857	$1,019	$—	$132,699	$(66)	$(100)	$134,409
Interest expenses		97	402	3	48,148	1,017	(100)	49,567

Net interest income		760	617	(3)	84,551	(1,083)		84,842
Provision for loan losses					4,726			4,726
Noninterest income	8,920	9,794	7,622	1,800	14,639	1		42,776
Noninterest expense	6,706	9,425	4,862	1,977	56,600	4,645		84,215

Income (loss) before tax	$2,214	$1,129	$3,377	$(180)	$37,864	$(5,727)	$—	$38,677

Corporate overhead is comprised of compensation and benefits for certain members of management, merger-related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

At September 30, 2003, the carrying value of goodwill totaled $31.6 million. The amount attributable to the Retail and Commercial Banking segment and Insurance Division is $28.9 million and $2.7 million, respectively.

NOTE F – MERGERS AND ACQUISITIONS

On June 19, 2003, Alabama National acquired Millennium Bank in Gainesville, Florida (“Millennium”) in a business combination accounted for under the purchase method. Alabama National issued approximately 395,000 shares of common stock to existing Millennium shareholders at an exchange ratio of 0.63115 shares of Alabama National common stock for each share of Millennium common stock. In addition to the Alabama National common stock, each shareholder electing to receive Alabama National common stock received cash of $1.52 for each share of Millennium common stock. The Millennium shareholders had the option to receive cash instead of Alabama National common stock, and Millennium shareholders making this election received $48.80 for each share of Millennium common stock. Total cash consideration paid was approximately $4.6 million. Upon completion of the acquisition, Millennium became a wholly-owned subsidiary of Alabama National and continues to operate under its existing name, management and board of directors.

The following table summarizes the current estimated fair values of the assets acquired and liabilities assumed in the Millennium Bank acquisition at the date of acquisition, and management does not anticipate any material change to the values detailed below:

Cash	$1,643
Securities	24,237
Fed funds sold and securities purchased under resell agreements	8,482
Net loans	69,227
Other assets	3,812
Goodwill	16,001
Core deposit intangible	968

Total assets acquired	124,370
Deposits	91,407
Other liabilities	8,549

Total liabilities assumed	99,956

Net assets acquired	$24,414

The acquisition of Millennium created $17.0 million of intangible assets. Alabama National allocated $1.0 million of the total intangible assets created to core deposit premium. This allocation was based upon Alabama National’s valuation of the core deposits of Millennium as determined by core deposit valuation modeling. Factors considered in the valuation model included: (1) the rate and maturity structure of Millennium’s interest bearing and non-interest bearing deposit accounts (2) estimated retention rates for each deposit liability category and (3) the current interest rate environment. The core deposit created will be amortized using an accelerated method over the estimated useful life of seven years. The remaining $16.0 million allocated to goodwill will be tested at least annually for impairment.

NOTE G – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to each of Alabama National’s operating segments for the nine months ended September 30, 2003 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, January 1, 2003	$13,232	$2,693
Acquired goodwill	16,001	—
Other goodwill adjustments	(354)	—

Balance, September 30, 2003	$28,879	$2,693

The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2003 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Net carrying value, January 1, 2003	$3,379	$1,318
Acquired intangibles	968	—
Amortization expense	(481)	(281)

Balance, September 30, 2003	$3,866	$1,037

NOTE H – SUBSEQUENT EVENTS

On October 15, 2003, Alabama National signed a definitive agreement providing for the acquisition of Cypress Bankshares, Inc. of Palm Coast, Florida (“Cypress”). Under the terms of the agreement, Cypress will be merged with and into Alabama National and Cypress’s bank subsidiary, Cypress Bank, will become a wholly-owned subsidiary of

Alabama National. Following the acquisition Cypress Bank will continue to operate under its existing name, management, and board of directors. Pursuant to the terms of the merger agreement, Alabama National will issue approximately 520,000 shares and share equivalents of Alabama National common stock to Cypress shareholders, or approximately 0.6412 shares of Alabama National for each Cypress share. This exchange ratio could fluctuate upward within certain limits depending on the market price of Alabama National stock. In addition, Cypress shareholders will have the option to elect to receive cash for up to 10% of the total consideration paid. At September 30, 2003, Cypress had assets of approximately $110 million.

On October 22, 2003, Alabama National signed a definitive agreement providing for the purchase of Indian River Banking Company of Vero Beach, Florida (“Indian River”). Under the terms of the agreement, Indian River will be merged with and into Alabama National, and Indian River’s bank subsidiary, Indian River National Bank, will become a wholly-owned subsidiary of Alabama National. Following the acquisition Indian River National Bank will continue to operate under its existing name, management, and board of directors. Alabama National will issue approximately 2,150,000 shares and share equivalents of Alabama National common stock for each share of Indian River common stock, or approximately 0.9408 Alabama National common shares for each share of Indian River common stock. This exchange ratio could fluctuate upward within certain limits depending on the market price of Alabama National common stock. In addition, Indian River shareholders will have the option to elect to receive cash for up to 10% of the total consideration paid. At September 30, 2003, Indian River had assets of approximately $520 million.

Each of these transactions described above are subject to regulatory approval, shareholder approval, and certain other conditions. Alabama National expects both transactions to close in the first quarter of 2004, although no assurances can be given as to when or if the closings will occur.

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

Alabama National acquired Millennium Bank of Gainesville, Florida (“Millennium”) on June 19, 2003, using the purchase method of accounting. Accordingly, the results of operations for the three months ended September 30, 2003 includes Millennium for the entire period but the nine months ended September 30, 2003 only includes Millennium’s performance since June 19, 2003.

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

Performance Overview

Alabama National’s net income was $10.6 million for the third quarter of 2003 (the “2003 third quarter”), compared to $9.0 million for the third quarter of 2002 (the “2002 third quarter”). Net income for the nine months ended September 30, 2003 (the “2003 nine months”) was $30.3 million, compared to $26.4 million for the nine months ended September 30, 2002 (the “2002 nine months”). Net income per diluted common share for the 2003 and 2002 third quarters was $0.80 and $0.71, respectively. For the 2003 nine months, net income per diluted common share was $2.35, compared to $2.08 for the 2002 nine months.

The annualized return on average assets for Alabama National was 1.12% and 1.16% for the 2003 and 2002 third quarters, respectively. The annualized return on average assets for Alabama National was 1.14% for the 2003 nine months, compared to 1.18% for the 2002 nine months. The annualized return on average stockholders’ equity was 15.55% for the 2003 third quarter, as compared to 15.79% for the 2002 third quarter. The annualized return on average stockholders’ equity was 16.07% for both the 2003 and 2002 nine months. Book value per share at September 30, 2003 was $21.23, an increase of $2.28 from year-end 2002. Tangible book value per share at September 30, 2003 was $18.38, an increase of $1.10 from year-end 2002. Alabama National declared cash dividends totaling $0.855 on common shares during the 2003 nine months, compared to $0.75 declared on common shares during the 2002 nine months.

Net Income

Contributing to the increase in net income during the 2003 third quarter and 2003 nine months, compared to the same periods in 2002, is the increased revenue from the noninterest income business lines for each of the 2003 periods. Noninterest income in the 2003 third quarter totaled $21.9 million, compared to $16.2 million during the 2002 third quarter, an increase of $5.7 million, or 35.2%. Noninterest income for the 2003 nine months totaled $62.2 million, an increase of $19.4 million, or 45.3%, over the same period of 2002. Concurrent with the increased revenue production of the noninterest income business lines, noninterest expenses increased during the 2003 third quarter and 2003 nine months. Noninterest expenses in the 2003 third quarter totaled $35.6 million, compared to $30.2 million during the 2002 third quarter, an increase of $5.5 million, or 18.1%. Noninterest expenses for the 2003 nine months totaled $101.5 million, an increase of $17.2 million, or 20.5%, over the same period of 2002. The revenue production recorded during the 2003 third quarter increased slightly over the total recorded during the 2003 second quarter. As discussed further below, management expects the revenue production from certain of the noninterest income business lines (mortgage and investment services) to decline to levels below 2003 levels as the interest rate environment changes and loan demand increases at downstream correspondent banks. Historically low interest rates, record prepayments on securities and decreased loan demand at our correspondent banks have had a positive impact on the revenue production of many of our noninterest income business lines, specifically mortgage and investment services.

During the 2003 third quarter, Alabama National recognized a pre-tax gain in the amount of $799,000, resulting from the liquidation and sale of a mutual insurance company in which Alabama National had been a policy holder. Although Alabama National may receive an additional smaller amount in the future from this event, management views this as a non-recurring item. Additionally, Alabama National elected to prepay certain borrowings that carried relatively high interest rates from the Federal Home Loan Bank of Atlanta during the 2003 third quarter and incur the associated prepayment penalty in the pre-tax amount of $822,000.

Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. Despite significantly lower yields earned on earning assets and the effects of spread compression, net interest income increased during each period of 2003 versus the same periods of 2002 due to growth in average earning assets and continued reduction on rates paid on interest bearing liabilities. Net interest income for the 2003 third quarter and 2003 nine months totaled $31.1 million and $88.5 million, respectively, an increase of $1.6 million and $3.6 million compared to the same periods in 2002.

Average earning assets for the 2003 third quarter and nine months increased by $597.3 million and $521.7 million, respectively, as compared to the same periods in 2002. Average interest-bearing liabilities increased by $523.5 million and $466.2 million during the 2003 third quarter and nine months, respectively, as compared to the same periods in 2002. The average taxable equivalent rate earned on assets was 5.27% and 5.48% for the 2003 third quarter and 2003 nine months, respectively, compared to 6.47% and 6.62% for the 2002 third quarter and 2002 nine months, respectively. The average rate paid on interest-bearing liabilities was 1.87% and 2.06% for the 2003 third quarter and 2003 nine months, respectively, compared to 2.63% and 2.76% for the 2002 third quarter and 2002 nine months, respectively. The net interest margin was 3.60% and 3.63% for the 2003 third quarter and 2003 nine months, respectively, compared to 4.13% and 4.15% for the 2002 third quarter and 2002 nine months, respectively. The net interest margin for the 2003 third quarter and nine months was negatively impacted by the Federal Reserve’s 50 basis point reduction during the fourth quarter of 2002 and the also by the additional 25 basis point reduction during the second quarter of 2003. Alabama National was able to pass along much of the latest 25 basis point reduction immediately to the interest bearing transaction accounts but the time deposits will only reprice at the current lower rates at maturity. Also contributing to the reduced net interest margin is the effect that accelerated prepayments has on securities owned by Alabama National. Generally the interest rate earned on securities being repaid carry higher interest rates than the rates earned on federal funds sold and new securities purchased to replace maturing, prepaid and called securities. In addition, more rapid repayment of securities purchased at a premium (above par) results in more rapid amortization of the premium than originally anticipated, reducing the yield on the securities and therefore the net interest margin. During the 2003 third quarter and nine months, Alabama National experienced more rapid premium amortization than originally anticipated due to the more rapid repayment of securities with premiums. The net interest margin for the 2003 third quarter decreased by only 1 basis point compared to the second quarter of 2003. Management anticipates the net interest margin to stabilize somewhat near current levels, absent any additional rate reductions by the Federal Reserve or significant changes in the general interest rate environment.

The following tables depict, on a taxable equivalent basis for the 2003 and 2002 third quarter and nine months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three months ended September 30,
	2003			2002
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$2,549,891	$37,643	5.86%	$2,153,056	$36,689	6.76%
Securities:
Taxable	768,416	7,061	3.65	593,892	8,632	5.77
Tax exempt (2)	30,881	531	6.82	30,529	574	7.46
Cash balances in other banks	11,650	26	0.89	9,230	36	1.55
Funds sold	61,345	198	1.28	39,768	172	1.72
Trading account securities	3,191	27	3.36	1,609	14	3.45

Total earning assets (2)	3,425,374	45,486	5.27	2,828,084	46,117	6.47

Cash and due from banks	85,028			86,059
Premises and equipment	76,805			65,208
Other assets	189,257			135,469
Allowance for loan and lease losses	(36,334)			(31,601)

Total assets	$3,740,130			$3,083,219

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$511,578	$931	0.72%	$401,149	$1,342	1.33%
Savings deposits	515,106	1,109	0.85	389,063	1,398	1.43
Time deposits	1,285,128	8,315	2.57	1,114,383	9,635	3.43
Funds purchased	342,499	815	0.94	307,248	1,251	1.62
Other short-term borrowings	66,750	315	1.87	78,239	606	3.07
Long-term debt	279,922	2,674	3.79	187,370	2,162	4.58

Total interest-bearing liabilities	3,000,983	14,159	1.87	2,477,452	16,394	2.63

Demand deposits	418,895			325,632
Accrued interest and other liabilities	50,273			53,486
Stockholders’ equity	269,979			226,649

Total liabilities and stockholders’ equity	$3,740,130			$3,083,219

Net interest spread			3.40%			3.84%

Net interest income/margin on a taxable equivalent basis		31,327	3.63%		29,723	4.17%

Tax equivalent adjustment (2)		229			257

Net interest income/margin		$31,098	3.60%		$29,466	4.13%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $1.7 million and $1.4 million are included in interest and fees on loans for the three months ended September 30, 2003 and 2002, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Nine months ended September 30,
	2003			2002
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:

Earning assets:
Loans and leases (1)(2)(3)	$2,404,068	$108,249	6.02%	$2,080,428	$107,379	6.90%
Securities:
Taxable	749,279	22,765	4.06	569,002	25,357	5.96
Tax exempt (2)	31,233	1,661	7.11	31,338	1,760	7.51
Cash balances in other banks	11,465	86	1.00	8,380	120	1.91
Funds sold	55,341	531	1.28	41,867	557	1.78
Trading account securities	2,689	76	3.78	1,314	43	4.38

Total earning assets (2)	3,254,075	133,368	5.48	2,732,329	135,216	6.62

Cash and due from banks	87,812			88,900
Premises and equipment	74,649			65,505
Other assets	163,433			126,809
Allowance for loan and lease losses	(34,520)			(30,487)

Total assets	$3,545,449			$2,983,056

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$507,490	$3,482	0.92%	$397,458	$3,987	1.34%
Savings deposits	458,843	3,286	0.96	391,367	4,236	1.45
Time deposits	1,227,867	25,727	2.80	1,074,352	29,745	3.70
Funds purchased	310,743	2,435	1.05	264,056	3,184	1.61
Other short-term borrowings	89,904	1,313	1.95	79,703	1,687	2.83
Long-term debt	271,793	7,911	3.89	193,542	6,728	4.65

Total interest-bearing liabilities	2,866,640	44,154	2.06	2,400,478	49,567	2.76

Demand deposits	368,953			314,292
Accrued interest and other liabilities	57,995			48,578
Stockholders’ equity	251,861			219,708

Total liabilities and stockholders’ equity	$3,545,449			$2,983,056

Net interest spread			3.42%			3.86%

Net interest income/margin on a taxable equivalent basis		89,214	3.67%		85,649	4.19%

Tax equivalent adjustment (2)		756			807

Net interest income/margin		$88,458	3.63%		$84,842	4.15%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $4.5 million and $3.9 million are included in interest and fees on loans for the nine months ended September 30, 2003 and 2002, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2003 third quarter and nine months, compared to the 2002 third quarter and nine months, respectively. For the purposes of these tables, changes, which are not solely attributable to volume or rate, are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended September 30,
	2003 Compared to 2002 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$23,055	$(22,101)	$954
Securities:
Taxable	10,492	(12,063)	(1,571)
Tax exempt	41	(84)	(43)
Cash balances in other banks	43	(53)	(10)
Funds sold	255	(229)	26
Trading account securities	15	(2)	13

Total interest income	33,901	(34,532)	(631)

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,681	(2,092)	(411)
Savings and money market deposits	1,876	(2,165)	(289)
Time deposits	6,770	(8,090)	(1,320)
Funds purchased	803	(1,239)	(436)
Other short-term borrowings	(79)	(212)	(291)
Long-term debt	2,574	(2,062)	512

Total interest expense	13,625	(15,860)	(2,235)

Net interest income on a taxable equivalent basis	$20,276	$(18,672)	1,604

Taxable equivalent adjustment			28

Net interest income			$1,632

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Nine Months Ended September 30,
	2003 Compared to 2002 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans	$20,598	$(19,728)	$870
Securities:
Taxable	9,486	(12,078)	(2,592)
Tax exempt	(6)	(93)	(99)
Cash balances in other banks	52	(86)	(34)
Funds sold	210	(236)	(26)
Trading account securities	43	(10)	33

Total interest income	30,383	(32,231)	(1,848)

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,329	(1,834)	(505)
Savings and money market deposits	975	(1,925)	(950)
Time deposits	5,669	(9,687)	(4,018)
Funds purchased	744	(1,493)	(749)
Other short-term borrowings	300	(674)	(374)
Long-term debt	2,937	(1,754)	1,183

Total interest expense	11,954	(17,367)	(5,413)

Net interest income on a taxable equivalent basis	$18,429	$(14,864)	3,565

Taxable equivalent adjustment			51

Net interest income			$3,616

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of the risk in the loan portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, management’s analysis of the collateral securing such loans, historical loan and lease loss experience, the amount of loan and lease losses actually charged against the allowance during a given period and current economic conditions. The provision for loan and lease losses was $1.4 million for the 2003 third quarter, a decrease of $0.8 million when compared with $2.2 million recorded in the 2002 third quarter. The provision for loan and lease losses was $3.9 million for the 2003 nine months, compared to $4.7 million in the 2002 nine months. The decreased loan and lease loss provision during each period of 2003 is attributable to the small amount of net charge-offs recorded during 2003 and an overall improvement in asset quality of the loan and lease portfolio. The provision expense for the third quarter of 2002 was negatively impacted by one loan relationship that required additional provision expense during the 2002 third quarter. The allowance for loan losses as a percentage of outstanding loans, net of unearned income (excluding loans held for sale), was 1.45% at September 30, 2003, compared to 1.49% at December 31, 2002.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2003 third quarter was $21.9 million, compared to $16.2 million for the 2002 third quarter, an increase of 35.2%. For the 2003 nine months, noninterest income increased to $62.2 million, compared to $42.8 million for the 2002 nine months, an increase of 45.3%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, fees relating to the origination and sale of mortgage loans, and income earned on bank owned life insurance. Service charges on deposits for the 2003 third quarter and 2002 third quarter were $3.6 million and $3.2 million, respectively. For the 2003 nine months, service charge income increased to $10.4 million, from $8.8 million for the 2002 nine months. The increase for each period of 2003 is attributable to an increased number of transaction accounts due to recent branch expansions, new accounts at existing branches, and increased fee-generating activity by customers. Also impacting the 2003 third quarter is the June 2003 acquisition of Millennium Bank, which recorded service charge income of $133,000 during the 2003 third quarter. Revenue from the investment division totaled $4.6 million in the 2003 third quarter, an increase of $1.3 million, or 39.7%, as compared to $3.3 million recorded in the 2002 third quarter. During the 2003 nine months the investment division revenue totaled $16.1 million, an increase of $7.2 million, or 80.3%, as compared to $8.9 million in the 2002 nine months. The revenue recorded by the investment division in the 2003 third quarter represents a decrease from the record revenue recorded for this division during the first and second quarters of 2003. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. Demand for these securities has decreased somewhat from previous quarters due to increased securities purchased in first six months of 2003 and reduced prepayments on the securities portfolios of community banks. Although the revenue during the 2003 third quarter decreased from the first and second quarters of 2003, it still remains near record levels. Securities brokerage and trust revenue increased 3.4%, to $4.0 million, in the 2003 third quarter, compared to $3.9 million in the 2002 third quarter. For the 2003 nine months, securities brokerage and trust revenue totaled $12.0 million, as compared to $9.8 million during the 2002 nine months, an increase of 22.7%. The increase in the securities brokerage and trust division revenue during each period of 2003 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. Insurance commissions totaled $0.8 million and $2.4 million, during the 2003 third quarter and 2003 nine months, respectively, as compared to $0.7 million and $1.8 million, recorded in the same periods during 2002. The increase in insurance commissions during each period of 2003 is attributable to the purchase of two small agencies during the third quarter of 2002 as well as the continued expansion of the network of sales people in many of the markets served by Alabama National. Fees generated from the origination and sale of mortgages increased to $5.5 million for the 2003 third quarter, from $2.8 million in the 2002 third quarter, representing a 94.7% increase. During the 2003 nine months, mortgage fees increased to $13.4 million, from $7.4 million during the 2002 nine months, an increase of 82.1%. The 2003 third quarter was a record revenue quarter for this division, exceeding the previous record quarter, the second quarter of 2003, by $0.9 million, or 18.7%. These 2003 increases are primarily a result of low interest rates and the impact the interest rate environment had on refinancing and new mortgage origination activity. Other noninterest income increased to $1.8 million for the 2003 third quarter, compared to $1.2 million during the 2002 third quarter. Other noninterest income increased to $4.8 million during the 2003 nine months, an increase of 33.4%, compared to $3.6 million recorded in the 2002 nine months.

Revenue from the investment division and the mortgage division are subject to fluctuation caused by a number of factors, including perhaps most prominently the interest rate environment. The environment for both businesses has been extremely favorable in the first nine months of 2003. Increases in interest rates from the current level will likely cause mortgage refinancing volumes to fall and mortgage-related security prepayments and calls to drop, reducing revenue in the mortgage division and the investment division.

Noninterest expense was $35.6 million for the 2003 third quarter, compared to $30.2 million for the 2002 third quarter. For the 2003 nine months, noninterest expense was $101.5 million, compared to $84.2 million for the 2002 nine months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles and other expenses. Salaries and employee benefits were $16.9 million for the 2003 third quarter, compared to $15.8 million for the 2002 third quarter. For the 2003 nine months, salaries and employee benefits were $48.7 million, compared to $43.6 million in the 2002 nine months. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and merit and incentive compensation increases. Commission based compensation was $6.1 million for the 2003 third quarter, compared to $4.3 million for the 2002 third quarter. For the 2003 nine months, commission based compensation totaled $18.3 million, compared to $11.3 million in the 2002 nine months. The increase in commission based compensation is attributable to increased production in the mortgage, investment, and securities brokerage and trust divisions, as a significant portion of the compensation in these divisions is production-based. Occupancy and equipment expense totaled $3.3 million in the 2003 third quarter and $3.0 million in the 2002 third quarter. Occupancy and equipment expense totaled $9.7 million in the 2003 nine months and $8.6 million in the 2002 nine months. The increases in 2003 are attributable to the six full service branches and one limited service branch opened by Alabama National’s banks during the latter part of 2002 and expanded space needs for certain operations. Other noninterest expense increased to $8.3 million in the 2003 third quarter, compared with $6.9 million in the 2002 third quarter. Other noninterest expense was $23.2 million in the 2003 nine months and $20.2 million in the 2002 nine months.

Also contributing to the increase in other noninterest expenses in 2003 is the June 2003 acquisition of Millennium Bank. The 2003 third quarter and nine months includes the expenses of Millennium Bank since its acquisition. Millennium Bank had year to date salaries and benefits expense of $648,000, occupancy expenses of $115,000, and other noninterest expenses totaling $197,000.

Because of an increase in pre-tax income, income tax expense was $5.4 million for the 2003 third quarter, compared to $4.2 million for the 2002 third quarter. For the 2003 nine months, income tax expense was $15.0 million, compared to $12.3 million for the 2002 nine months. The effective tax rates for the 2003 third quarter and the 2003 nine months were 33.7% and 33.1%, respectively, compared to 31.8% and 31.7% for the same periods of 2002. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective rate in the 2003 third quarter and nine months is higher than the 2002 periods due to higher pre-tax income with no increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on September 30, 2003. Loans and leases, net of unearned income, were $2.55 billion, or 66.1% of total assets at September 30, 2003, compared to $2.19 billion, or 66.1% of total assets at December 31, 2002. Loans and leases grew $357.0 million, or 16.3%, during the 2003 nine months, compared to the 2002 year-end. Excluding the $69.2 million of loans acquired in the Millennium acquisition, loans and leases grew $287.7 million, or 13.1% since 2002 year-end. Average loans and leases grew $323.6 million, or 15.6%, during the 2003 nine months, compared to the 2002 nine months. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	September 30, 2003		December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$268,334	10.52%	$253,569	11.56%
Real estate:
Construction	494,519	19.38	311,259	14.19
Mortgage - residential	653,060	25.60	616,651	28.11
Mortgage - commercial	777,973	30.50	699,403	31.88
Mortgage - other	7,388.29		5,672.26
Consumer	74,725	2.93	78,342	3.57
Lease financing receivables	78,628	3.08	80,113	3.65
Securities brokerage margin loans	16,437.64		14,502.66
Other	180,236	7.06	134,191	6.12

Total gross loans and leases	2,551,300	100.00%	2,193,702	100.00%

Unearned income	(2,947)		(2,308)

Total loans and leases, net of unearned income	2,548,353		2,191,394
Allowance for loan and lease losses	(36,979)		(32,704)

Total net loans and leases	$2,511,374		$2,158,690

The carrying value of investment securities decreased $59.8 million in the 2003 nine months, from $355.4 million at December 31, 2002, to $295.6 million at September 30, 2003. During the 2003 nine months, Alabama National purchased $205.1 million of investment securities and received $264.8 million from maturities, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale increased $183.0 million in the 2003 nine months, from $344.9 million at December 31, 2002, to $527.9 million at September 30, 2003. Purchases of available for sale securities totaled $832.2 million, and maturities, calls, and sales of available for sale securities totaled $669.5 million. Unrealized losses on available for sale securities totaled $2.3 million, net of income taxes, during the 2003 nine months.

Trading account securities, which had a balance of $26 thousand at September 30, 2003, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $31.2 million at September 30, 2003, and $78.0 million at December 31, 2002.

Deposits and Other Funding Sources

Deposits increased by $422.1 million from year-end 2002 to $2.75 billion at September 30, 2003. Excluding the acquired deposits of Millennium, which totaled $91.4 million, and the $89.9 million increase in brokered certificates of deposits during the 2003 nine months, deposits increased by $240.8 million, or 10.5%, from year-end 2002. All categories of deposits experienced growth during the 2003 nine months. Average deposits grew $385.7 million, or 17.7%, during the 2003 nine months, compared to the 2002 nine months.

Federal funds purchased and securities sold under agreements to repurchase totaled $338.0 million at September 30, 2003, an increase of $47.4 million from December 31, 2002. Short-term borrowings at September 30, 2003 totaled $61.2 million, including a note payable to a third party bank of $20.2 million and advances from the Federal Home Loan Bank (“FHLB”) totaling $41.0 million.

Alabama National’s short-term borrowings at September 30, 2003 and December 31, 2002 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	September 30, 2003	December 31, 2002
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 1.87% and 2.16938%at September 30, 2003 and December 31, 2002, respectively;collateralized by Alabama National’s stock in subsidiary banks. Matures on May 31, 2004.	$20,150	$19,100

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.30% at both September 30, 2003 and December 31, 2002; collateralized by FHLB stock and certain first real estate mortgages.	19,000	93,000

FHLB borrowings due at various maturities ranging from October 14, 2003 through February 2, 2004 at September 30, 2003; at December 31, 2002 maturities ranged from February 11, 2003 to December 3, 2003; bearing interest at fixed and variable rates ranging from 1.53% to 4.74% at September 30, 2003 and December 31, 2002; collateralized by FHLB stock and certain first real estate mortgages.	22,000	40,000

Total short-term borrowings	$61,150	$152,100

Alabama National’s long-term debt at September 30, 2003 and December 31, 2002 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	September 30, 2003	December 31, 2002
FHLB borrowings due at various maturities ranging from July 30, 2004 through October 23, 2012 at September 30, 2003; maturities ranged from February 2, 2004 to October 23, 2012 at December 31, 2002; bearing interest at fixed rates ranging from 0.49% to 6.00% and 1.175% to 6.00% at September 30, 2003 and December 31, 2002, respectively; convertible at the option of the FHLB at dates ranging from October 7, 2003 to November 7, 2006 to variable rate advances; collateralized by FHLB stock, certain first real estate mortgages.	$270,000	$215,000

Trust preferred securities due December 18, 2031; rate varies with LIBOR and was 4.74% and 5.01% at September 30, 2003 and December 31, 2002, respectively.	15,000	15,000

Trust preferred securities due December 19, 2032; rate varies with LIBOR and was 4.39% and 4.66% at September 30, 2003 and December 31, 2002, respectively.	10,000	10,000

Trust preferred securities due September 26, 2033; rate varies with LIBOR and was 4.19% at September 30, 2003.	20,000	—

Various notes payable and capital leases payable	40	65

Total long-term debt	$315,040	$240,065

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At September 30, 2003, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At September 30, 2003, nonperforming assets totaled $8.9 million, compared to $12.9 million at year-end 2002. Nonperforming assets as a percentage of loans plus other real estate were 0.35% at September 30, 2003, compared to 0.59% at December 31, 2002. The significant decrease in nonperforming assets is primarily attributable to a decrease in nonaccrual loans of $3.9 million. At December 31, 2002, included in nonaccrual loans was one loan relationship that totaled approximately $2.8 million. During the first six months of 2003, Alabama National received from the borrower a deed in lieu of foreclosure on certain collateral and then subsequently liquidated the collateral acquired. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	September 30, 2003	December 31, 2002
Nonaccrual loans	$6,357	$10,282
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	6,357	10,282
Other real estate owned	2,517	2,569

Total nonperforming assets	$8,874	$12,851

Allowance for loan and lease losses to period-end loans	1.45%	1.49%

Allowance for loan and lease losses to period-end nonperforming loans	581.71	318.07

Allowance for loan and lease losses to period-end nonperforming assets	416.71	254.49

Net charge-offs to average loans and leases	0.04	0.18

Nonperforming assets to period-end loans and leases and other real estate owned	0.35	0.59

Nonperforming loans to period-end loans and leases	0.25	0.47

Net loan charge-offs for the 2003 nine months totaled $0.6 million or 0.04% (annualized) of average loans and leases for the period. The allowance for loan and lease losses as a percentage of total loans and leases, net of unearned income, was 1.45% at September 30, 2003, compared to 1.49% at December 31, 2002. The following table analyzes activity in the allowance for loan and lease losses for the 2003 nine months.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Nine Months Ended September 30, 2003

(Amounts in thousands)

Allowance for loan and lease losses at beginning of period	$32,704
Charge-offs:
Commercial, financial and agricultural	693
Real estate - mortgage	1,285
Consumer	718

Total charge-offs	2,696

Recoveries:
Commercial, financial and agricultural	494
Real estate - mortgage	375
Consumer	1,196

Total recoveries	2,065

Net charge-offs	631

Provision for loan and lease losses	3,911
Changes incidental to acquisitions	995

Allowance for loan and lease losses at end of period	$36,979

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan and lease losses at September 30, 2003 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at September 30, 2003, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	September 30, 2003
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans and leases (1)	$1,596,537	$403,016	$323,077	$257,110	$2,579,740
Securities (2)	143,847	173,400	232,715	255,790	805,752
Trading securities	26	—	—	—	26
Interest-bearing deposits in other banks	24,471	—	—	—	24,471
Funds sold	31,172	—	—	—	31,172

Total interest-earning assets	$1,796,053	$576,416	$555,792	$512,900	$3,441,161

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$240,551	$—	$—	$271,949	$512,500
Savings and money market deposits	219,576	—	—	305,004	524,580
Time deposits (3)	301,945	656,506	241,778	88,568	1,288,797
Funds purchased	337,991	—	—	—	337,991
Short-term borrowings (4)	56,856	5,000	—	—	61,856
Long-term debt	242,000	33,000	35,000	5,040	315,040

Total interest-bearing liabilities	$1,398,919	$694,506	$276,778	$670,561	$3,040,764

Period gap	$397,134	$(118,090)	$279,014	$(157,661)

Cumulative gap	$397,134	$279,044	$558,058	$400,397	$400,397

Ratio of cumulative gap to total earning assets	11.54%	8.11%	16.22%	11.64%

(1)	Excludes nonaccrual loans of $6.4 million

(2)	Excludes available for sale equity securities of $17.8 million

(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing

(4)	Includes treasury, tax and loan account

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. As shown in the table above, Alabama National is asset sensitive on a cumulative basis throughout the one year time frame, although it is liability sensitive during the three through twelve month period. Alabama National is also asset sensitive during the one through three year time frame and liability sensitive in the greater than three years period, although it remains asset sensitive on a cumulative basis throughout all periods. The current asset sensitive position is similar to the 2002 year-end interest sensitivity analysis and is due to a reduction in the average life of the securities and loan portfolios. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At September 30, 2003, mortgage backed securities with a carrying value of $447.2 million, or 11.6% of total assets and essentially every loan and lease, net of unearned income, (totaling $2.55 billion, or 66.1% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $2.75 billion, or 71.4%, of total assets at September 30, 2003. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

(Amounts in thousands)

	As of September 30, 2003
Change in Prevailing Interest Rates (1)	Net Interest Income Amount	Change from Income Amount

+200 basis points	$139,976	6.77%

+100 basis points	135,475	3.34

0 basis points	131,102	—

-25 basis points	129,346	(1.34)

-50 basis points	127,625	(2.65)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loans and leases to deposit ratio was 92.6% at September 30, 2003, compared to 94.0% at year-end 2002. Alabama National’s liquid assets as a percentage of total deposits were 7.1% at September 30, 2003, compared to 8.2% at year-end 2002. At September 30, 2003, Alabama National had unused federal funds lines of approximately $151.1 million, unused lines at the Federal Home Loan Bank of $335.3 million and an unused credit line with a third party bank of $9.9 million. Alabama National also has access to approximately $52.8 million via a credit facility with the Federal Reserve Bank of Atlanta. At September 30, 2003 and year-end 2002, there were no outstanding borrowings under this Federal Reserve credit facility.

On September 26, 2003, Alabama National, through its wholly owned subsidiary, Alabama National Statutory Trust III, issued Floating Rate Capital Securities, commonly known as trust preferred securities, in the principal amount of $20.0 million. These trust preferred securities are in addition to $10.0 million of trust preferred securities issued in December 2002, and $15.0 million of trust preferred securities issued in December 2001. The securities pay distributions at a rate that varies with LIBOR. These securities are classified as long-term debt for the financial statements but are included as capital for regulatory purposes. Subsequent to the end of the 2003 third quarter, Alabama National used $18.5 million of the net proceeds of the 2003 trust preferred securities to reduce Alabama National’s balance under its credit facility with a third party bank and the reminder was used for general corporate purposes.

Management analyzes the level of off-balance sheet agreements such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $37.6 million from December 31, 2002, to $272.1 million at September 30, 2003. This increase was attributable to the following components (in thousands):

Net income	$30,270
Dividends	(10,712)
Issuance of stock from treasury	448
Purchase of treasury stock	(900)
Additional paid in capital related to stock based compensation	1,265
Issuance of stock in purchase business combination	19,526
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(2,250)

Net increase	$37,647

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at September 30, 2003. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at September 30, 2003:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.34%	11.59%	7.58%
National Bank of Commerce of Birmingham	9.94	11.19	7.08
Alabama Exchange Bank	14.18	15.43	7.33
Bank of Dadeville	12.35	13.60	7.79
Citizens & Peoples Bank, N.A.	9.18	10.43	6.77
Community Bank of Naples, N.A.	10.07	11.32	7.62
First American Bank	9.30	10.55	7.58
First Citizens Bank	13.13	14.23	6.90
First Gulf Bank	9.52	10.77	6.82
Georgia State Bank	10.96	12.19	7.32
Public Bank	9.03	10.28	7.03
Peoples State Bank	10.53	11.79	7.18
Millennium Bank	11.83	13.08	7.76
Required minimums	4.00	8.00	4.00

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk”.

Item 4 – Controls and Procedures

As of September 30, 2003, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in its periodic SEC filings.

There have been no significant changes in Alabama National’s internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal control over financial reporting.

Part II Other Information

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits:	Exhibit 3.1 –	Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 and incorporated herein by reference).

	Exhibit 3.2 –	Bylaws (filed as an Exhibit to Alabama National’s Registration Statement on Form S-1 (Commission File No. 33-83800) and incorporated herein by reference).

	Exhibit 10.1 –	Indenture dated September 26, 2003, between Alabama National BanCorporation and U.S. Bank National Association.

	Exhibit 10.2 –	Guarantee Agreement dated September 26, 2003, between Alabama National BanCorporation and U.S. Bank National Association.

	Exhibit 10.3 –	Amended and Restated Declaration of Trust dated September 26, 2003, among Alabama National BanCorporation, U.S. Bank National Association, and others.

	Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1–	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Filing on Form 8-K to report Second Quarter Earnings filed on July 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: November 12, 2003	/s/ JOHN H. HOLCOMB, III

John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: November 12, 2003	/s/ WILLIAM E. MATTHEWS, V.

William E. Matthews, V., its Executive Vice President and Chief Financial Officer