Form 10-K
period 2003-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2004-03-12
CIK 926966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 0-25160

ALABAMA NATIONAL BANCORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-1114426
(State of incorporation	(I.R.S. Employer
or organization)	Identification No.)

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2003 was $449,617,315.

As of March 9, 2004 the registrant had outstanding 15,351,340 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

The definitive Proxy Statement for the 2004 Annual Meeting of Alabama National BanCorporation’s Stockholders is incorporated by reference into Part III of this report.

*	Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 5, 2004 are incorporated by reference in Part III of this Form 10-K.

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

(5) The impact of terrorist activities on the national economy and money markets, particularly in light of the September 11, 2001 terrorist attacks in New York City and Washington, D.C., and the impact of U.S. military operations in Iraq and elsewhere; and

(6) The ability of Alabama National to achieve the expected operating results related to the acquired operations of recently-completed and future acquisitions (if any), which depends on a variety of factors, including (i) the ability of Alabama National to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to Alabama National’s corporate culture, including the ability to instill Alabama National’s credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which Alabama National operates consistent with recent historical experience, (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) Alabama National’s ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

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

Alabama National BanCorporation (“Alabama National” or “ANB”) is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). Alabama National is currently the parent of 14 banks (the “Banks”), summarized below.

Bank	Principal Markets	Total Assets at December 31, 2003
1. National Bank of Commerce of Birmingham (“NBC”)	Birmingham, Alabama Metropolitan Area	$1,308,500,000
2. First American Bank	Decatur/Huntsville/Athens and Auburn/ Opelika, Alabama	$870,800,000
3. Indian River National Bank	Indian River and Brevard Counties, Florida	$541,600,000
4. Georgia State Bank	Metropolitan Atlanta, Georgia	$292,100,000
5. First Gulf Bank	Baldwin County, Alabama	$269,400,000
6. Community Bank of Naples, N.A.	Naples, Florida	$238,400,000
7. Public Bank	Metropolitan Orlando and Vero Beach, Florida	$189,700,000
8. Peoples State Bank of Groveland	Lake County, Florida	$165,500,000
9. Millennium Bank	Gainesville, Florida	$136,000,000
10. Citizens & Peoples Bank, N.A.	Pensacola, Florida	$114,000,000
11. Cypress Bank	Palm Coast, Florida	$113,700,000
12. First Citizens Bank	Talladega, Alabama	$112,800,000
13. Alabama Exchange Bank	Tuskegee, Alabama	$81,900,000
14. Bank of Dadeville	Dadeville, Alabama	$80,400,000

In addition, Alabama National is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); and one insurance agency, ANB Insurance Services, Inc. (headquartered in Birmingham, Alabama).

Recent Developments

Acquisition of Cypress Bankshares, Inc.

Effective February 20, 2004, Alabama National acquired Cypress Bankshares, Inc., (“Cypress Bankshares”), a bank holding company headquartered in Palm Coast, Florida, with approximately $113.7 million in total assets as of December 31, 2003. Pursuant to the terms of the Cypress Bankshares acquisition, (i) the stockholders of Cypress Bankshares received an aggregate of 455,449 shares of Alabama National common stock and an aggregate of $1,893,387 in cash consideration, (ii) Cypress Bankshares was merged with and into Alabama National, and (iii) Cypress Bankshares’ wholly-owned subsidiary, Cypress Bank, became a wholly-owned subsidiary of Alabama National. The Cypress Bankshares acquisition was accounted for as a purchase.

Acquisition of Indian River Banking Company

Effective February 27, 2004, Alabama National acquired Indian River Banking Company, (“Indian River”), a bank holding company headquartered in Vero Beach, Florida, with approximately $541.6 million in total assets as of December 31, 2003. Pursuant to the terms of the Indian River acquisition, (i) the stockholders of Indian River received an aggregate of approximately 2,017,000 shares of Alabama National common stock and an aggregate of approximately $5,090,000 in cash consideration, (ii) Indian River was merged with and into Alabama National, and (iii) Indian River’s wholly-owned national bank subsidiary, Indian River National Bank, became a wholly-owned subsidiary of Alabama National. The Indian River acquisition was accounted for as a purchase.

Subsidiary Banks

Alabama National operates through 14 subsidiary Banks which have a total of 78 banking offices and four insurance offices (where no banking is conducted) in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending, and equipment leasing to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. NBC offers trust services to corporations and individuals. Investment services and securities brokerage services are offered through NBC Securities, Inc. at a number of the locations of the Banks. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler’s checks, money orders and cashier’s checks.

Lending Activities

General

Through the Banks, Alabama National offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks’ market areas. Alabama National’s total loans, net of unearned interest, at December 31, 2003, were approximately $2.7 billion, or approximately 75.7% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Alabama National has no “foreign loans” or loans for “highly leveraged transactions,” as such terms are defined by applicable banking regulations.

Loan Portfolio

Real Estate Loans.    Loans secured by real estate are the primary component of Alabama National’s loan portfolio, constituting approximately $2.0 billion, or 76.3% of total loans, net of unearned interest, at December 31, 2003. The Banks often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. The Banks’ real estate loan portfolio is comprised of commercial and residential mortgages. Residential mortgages held in the Banks’ loan portfolio, both fixed and variable, are made based upon amortization schedules of up to 30 years but generally have maturity dates of five years or less. The Banks’ commercial mortgages accrue at either variable or fixed rates. The variable rates approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for most loans secured by real estate. The Banks’ primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have fixed rates for up to five years, with maturities of 25 to 30 years.

The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 2003, the Banks sold approximately $840 million in loans to such purchasers.

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

Consumer Loans.    Consumer lending includes installment lending to individuals in the Banks’ market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $74.1 million, or 2.8% of Alabama National’s loan portfolio at December 31, 2003. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

Commercial and Financial Loans.    The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan to value ratio. Historically, the Banks have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory, and up to 100% on loans secured by equipment. The Banks also make some unsecured commercial loans and offer equipment leasing. Commercial and financial loans constituted $265.9 million, or 10.0% of Alabama National’s loan portfolio at December 31, 2003. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

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

Deposits

The principal sources of funds for the Banks are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts which customers use for cash management and which provide the Banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Banks are certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in the Banks’ market areas. Alabama National does utilize brokered certificate of deposits to supplement in market funding sources when funding needs or pricing warrant the use of wholesale funding.

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

Securities Brokerage and Trust Division

NBC’s wholly owned subsidiary, NBC Securities, Inc. (“NBC Securities”), is licensed as a broker-dealer. Started in 1995, NBC Securities provides investment services to individuals and institutions. These services include the sale of stocks, bonds, mutual funds, annuities, margin loans, other insurance products and financial advisory services. NBC Securities has a total of 68 investment representatives and advisors located in the following markets: Auburn/Opelika, Birmingham, Decatur, Fairhope, Foley, Gadsden, Gulf Shores, Huntsville, and Mobile, Alabama; Clermont, Naples, Pensacola, Sarasota and Tallahassee, Florida; Atlanta and Mableton, Georgia; Central City, Kentucky; and Franklin and Nashville, Tennessee. NBC also operates a trust division that manages the assets of both corporate and individual customers located primarily in the Birmingham, Alabama market. The division’s corporate trust services include managing and servicing retirement plan accounts such as pension, profit sharing and 401(k) plans.

Mortgage Lending Division

Substantially all of the Banks operate mortgage lending divisions that make home loans to individuals located in the markets served by the Banks. The majority of these loans are sold to corporate investors, who also service the loans.

Insurance Services Division

Alabama National’s First American Bank subsidiary purchased an existing insurance agency, Rankin Insurance Services, Inc., in 1999. Rankin Insurance, now operating under the name ANB Insurance Services, is a full service independent property and casualty insurance agency headquartered in Birmingham, Alabama. Agents are located at several of the Banks.

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

The Gramm-Leach-Bliley Act, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. See “Supervision and Regulation.” Under the Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act, which represented at the time of enactment the most sweeping reform of financial services regulation in over sixty years, may significantly change the competitive environment in which Alabama National and the Banks conduct business. At this time, however, it is not possible to predict the full effect that the Act will have on Alabama National. One consequence may be increased competition from large financial services companies that will be permitted to provide many types of financial services, including bank products, to their customers.

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

Market Areas and Growth Strategy

Through NBC, Alabama National serves the metropolitan Birmingham market, which includes portions of Jefferson, Shelby and St. Clair Counties. Alabama National’s First American Bank subsidiary serves Morgan, Limestone and Madison Counties in north Alabama and Lee County in east central Alabama. First American’s largest market presence is in the Decatur-Huntsville, Alabama market, which has demonstrated a growing economic base in recent years. First American entered the Lee County market, which includes the communities of Auburn and Opelika, with the December 2001 acquisition of Farmers National Bancshares, Inc. Lee County is also one of Alabama’s higher growth counties. Through First Gulf Bank, Alabama National serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Baldwin County includes the popular tourism and retirement resort communities of Gulf Shores, Orange Beach and Fairhope. Shelby, Baldwin, Lee and St. Clair Counties have been named in statistical surveys as four of the fastest growing counties in Alabama.

In 1997, Alabama National expanded outside of Alabama with the opening of Citizens & Peoples Bank, N.A. in Escambia County, Florida. In 1998, Alabama National further expanded its presence in markets outside of Alabama with two acquisitions in Florida and one in Georgia. Public Bank is located in the fast-growing greater Orlando area, with offices in Altamonte Springs, Kissimmee and St. Cloud, Florida. Public Bank also expanded to the Atlantic Coast in September 2001 with the opening of its first branch office in Vero Beach, Florida, followed by the opening of a second branch office in Vero Beach in late 2002. Community Bank of Naples, N.A., located in Collier County, Florida, and Georgia State Bank, located in the greater-Atlanta counties of Cobb, Douglas and Paulding, are located in markets that are among the fastest growing in their respective states. Effective January 31, 2001, Alabama National expanded its presence in the greater-Orlando area with the acquisition of Peoples State Bank of Groveland (“Peoples State Bank”). Peoples State Bank serves customers in the communities of Groveland, Leesburg and Clermont, Florida. Effective June 19, 2003, Alabama National further expanded in Florida with the acquisition of Millennium Bank in Gainesville. Home to the University of Florida, Gainesville has experienced solid economic activity and good population growth.

During 2003, Alabama National announced the signing of definitive agreements for the acquisition of two additional Florida bank holding companies: Cypress Bankshares, Inc. (“Cypress Bank”) in Palm Coast and Indian River Banking Company (“Indian River”) in Vero Beach. Palm Coast, located in Flagler County, has experienced strong growth in population and bank deposits. Indian River serves the coastal Atlantic counties of Indian River and Brevard through eight locations in Vero Beach, Sebastian, Melbourne, Palm Bay and Rockledge, Florida. Both the Indian River and Cypress Bank acquisitions were closed in February 2004. See “Recent Developments.”

The other Banks, First Citizens, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. Each of these three Banks, while experiencing minimal growth due to market growth that has not been significant, typically operates at a high level of profitability. As a result, these Banks tend to produce capital for growth in many of the high growth markets served by the other Banks. Alabama National’s strategy is to focus on maximization of profitability for these non-metropolitan banks, since market growth has not been as significant.

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

In addition to expansion through combinations with other banks or thrifts, Alabama National intends to continue to expand where possible through growth of its existing banks in their respective market areas. During

1998, NBC formed a commercial leasing division which currently focuses on machinery and equipment leases to business customers. Also, Alabama National is exploring expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to Alabama National. During 1999, First American Bank acquired Rankin Insurance Services, Inc. (now known as ANB Insurance Services, Inc.), a full service independent property and casualty insurance agency headquartered in Decatur, Alabama. ANB Insurance Services completed the acquisition of two additional insurance agencies in 2002, one headquartered in Birmingham, Alabama, and one headquartered in Groveland, Florida. ANB Insurance Services has agents in most of the markets serviced by the Banks. Alabama National has also expanded its securities brokerage unit, NBC Securities, Inc., by locating investment representatives in offices of several Alabama National subsidiary banks as well as in offices of some correspondent banks. It has also added investment representatives in other non-bank locations when opportunities have arisen. While Alabama National plans to continue its growth as described above, there is no assurance that its efforts will be successful.

Employees

As of December 31, 2003, Alabama National and the Banks together had approximately 1,283 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. Alabama National considers its relations with its employees to be good.

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

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following in December 1991 with the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry and additional changes have been proposed. The operations of Alabama National and the Banks may be affected by legislative changes and the policies of various regulatory authorities. Alabama National is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

Pursuant to the IBBEA, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. A bank may establish branches across state lines by merging with a bank in another state (unless applicable state law prohibits such interstate mergers), provided certain conditions are met. A bank may also establish a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits such interstate de novo branching and certain other conditions are met.

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

John H. Holcomb, III—Age 52—Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of Alabama National since 1996. Mr. Holcomb has been Chief Executive Officer of NBC since 1990.

Victor E. Nichol, Jr.—Age 57—Vice Chairman. Mr. Nichol has served as Vice Chairman of Alabama National since 2000. Prior to such time, Mr. Nichol served as President and Chief Operating Officer of Alabama National beginning in 1996. Mr. Nichol has been Vice Chairman of NBC since 2000 and served as Executive Vice President of NBC from 1994 to 2000.

Dan M. David—Age 58—Vice Chairman. Mr. David has served as Vice Chairman of Alabama National since 1997 when First American Bancorp merged with and into Alabama National. Mr. David serves as Chairman and Chief Executive Officer of First American Bank, positions he has held since 1995. Mr. David served as Chairman and Chief Executive Officer of First American Bancorp from 1995 through 1997.

Richard Murray, IV—Age 41—President and Chief Operating Officer. Mr. Murray has served as President and Chief Operating Officer of Alabama National since 2000. Prior to such time, Mr. Murray served as

Executive Vice President of Alabama National beginning 1998. Mr. Murray has served as Executive Vice President of NBC since 1997.

William E. Matthews, V—Age 39—Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of Alabama National and NBC since 1998. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996.

John R. Bragg—Age 42—Executive Vice President. Mr. Bragg has served as Executive Vice President of Alabama National since 1998 and Executive Vice President of NBC since 1997. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

Shelly S. Williams—Age 41—Senior Vice President and Controller. Ms. Williams has served as Senior Vice President and Controller of Alabama National and NBC since 2000. Prior to such time, Ms. Williams served as Vice President and Controller of NBC from 1997 through 2000, and as Assistant Vice President and Assistant Controller of NBC from 1996 to 1997.

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

Alabama National, through the Banks, currently operates 78 banking offices and four insurance offices. Of these offices, Alabama National, through the Banks, owns 62 banking offices without encumbrance and leases an additional 16 banking offices and its four insurance offices. Alabama National, through NBC, leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 7 and 10 to the Consolidated Financial Statements of Alabama National and Subsidiaries included in this Annual Report on Form 10-K beginning at page F-1 for additional information regarding Alabama National’s premises and equipment.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 9, 2004 Alabama National had approximately 2,572 stockholders of record (including shares held in “street” names by nominees who are record holders) and 15,351,340 shares of Alabama National Common Stock outstanding. Alabama National Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ/NMS under the symbol “ALAB.”

The reported sales price range for Alabama National Common Stock and the dividends declared during each calendar quarter of 2002 and 2003 are shown below:

	High	Low	Dividends Declared
2002
First Quarter	$37.00	$31.60	$.25
Second Quarter	44.27	35.45	25
Third Quarter	46.46	35.52	25
Fourth Quarter	48.23	39.74	25

2003
First Quarter	$46.00	$40.75	$.285
Second Quarter	50.50	40.88	.285
Third Quarter	53.69	47.12	.285
Fourth Quarter	55.39	47.56	.285

As a bank holding company, Alabama National, except under extraordinary circumstances, will not generate earnings of its own, but will rely solely on dividends paid to it by the Banks as the source of income to meet its expenses and pay dividends. Under normal circumstances, Alabama National’s ability to pay dividends will depend entirely on the ability of the Banks to pay dividends to Alabama National. The Banks are subject to state and federal banking regulations, and the payment of dividends by the Banks is governed by such regulations.

The last reported sales price of Alabama National Common Stock as reported on the NASDAQ/NMS on March 9, 2004 was $52.10. The prices shown do not reflect retail mark-ups and mark-downs.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except ratios and per share data)

	Year Ended December 31,
	2003	2002	2001(1)	2000(1)	1999(1)
Income Statement Data:
Interest income	$178,631	$178,147	$179,537	$171,222	$133,106
Interest expense	57,668	65,313	90,393	90,987	62,307

Net interest income	120,963	112,834	89,144	80,235	70,799
Provision for loan and lease losses	5,931	7,956	3,946	2,506	2,107

Net interest income after provision for loan and lease losses	115,032	104,878	85,198	77,729	68,692
Net securities gains (losses)	46	35	246	(119)	196
Noninterest income	78,258	61,129	48,461	33,466	31,120
Noninterest expense	131,864	113,577	92,233	74,111	65,860

Income before income taxes	61,472	52,465	41,672	36,965	34,148
Provision for income taxes	20,398	16,735	13,232	11,421	10,817

Income before minority interest in earnings of consolidated subsidiary	41,074	35,730	28,440	25,544	23,331
Minority interest in earnings of consolidated subsidiary	28	28	25	26	25

Net income	$41,046	$35,702	$28,415	$25,518	$23,306

Balance Sheet Data:
Total assets	$3,820,112	$3,316,168	$2,843,467	$2,358,285	$2,025,503
Earning assets	3,512,744	3,034,980	2,612,806	2,140,562	1,811,312
Securities	810,227	700,333	567,688	386,059	353,923
Loans held for sale	16,415	51,030	36,554	5,226	8,615
Loans and leases, net of unearned income	2,659,440	2,191,394	1,964,169	1,710,810	1,403,489
Allowance for loan and lease losses	36,562	32,704	28,519	22,368	19,111
Deposits	2,753,749	2,330,395	2,066,759	1,807,095	1,529,251
Short-term debt	41,150	152,100	68,350	91,439	24,389
Long-term debt	332,427	240,065	209,631	83,926	124,005
Stockholders’ equity	279,418	234,492	207,886	171,604	146,280
Weighted Average Shares Outstanding—Diluted (2)	12,957	12,683	12,141	11,973	12,008

Per Common Share Data:
Net income—diluted	$3.17	$2.81	$2.34	$2.13	$1.94
Book value (period end)	21.76	18.95	16.84	14.56	12.40
Tangible book value (period end) (6)	18.99	17.28	15.31	13.34	11.49
Dividends declared	1.14	1.00	0.92	0.84	0.72
Dividend payout ratio—diluted	35.96%	35.59%	39.32%	39.44%	37.11%

Performance Ratios:
Return on average assets	1.14%	1.18%	1.12%	1.17%	1.26%
Return on average equity	15.89	16.01	15.40	16.29	16.11
Net interest margin (3)	3.65	4.07	3.83	4.03	4.23
Net interest margin (taxable equivalent) (3)	3.68	4.11	3.88	4.08	4.30

Asset Quality Ratios:
Allowance for loan and lease losses to period end loans (4)	1.37%	1.49%	1.45%	1.31%	1.36%
Allowance for loan and lease losses to period end nonperforming loans (5)	372.44	318.07	377.09	614.17	431.11
Net charge-offs to average loans and leases (4)	0.12	0.18	0.09	0.04	0.04
Nonperforming assets to period end loans and leases and foreclosed property (4)(5)	0.40	0.59	0.47	0.30	0.38

Capital and Liquidity Ratios:
Average equity to average assets	7.17%	7.36%	7.28%	7.16%	7.80%
Leverage (4.00% required minimum)	7.73	7.52	7.61	6.83	7.23
Risk-based capital
Tier 1 (4.00% required minumum)	10.47	10.00	9.92	8.86	9.46
Total (8.00% required minimum)	11.73	11.26	11.17	10.11	10.70
Average loans and leases to average deposits	94.38	96.44	97.74	94.04	89.00

(1)	On January 31, 2001, Peoples State Bank of Groveland (“PSB”) merged with a newly formed subsidiary of Alabama National, whereby PSB became a wholly owned subsidiary of Alabama National (“the PSB Merger”). Because the merger was accounted for as a pooling-of-interests, the historical Five-Year Summary of Selected Financial Data for all periods have been restated to include the results of operations of PSB from the earliest period presented, except for dividends per common share.
(2)	The weighted average common shares include those of PSB at the applicable exchange ratios.
(3)	Net interest income divided by average earning assets.
(4)	Does not include loans held for sale.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest. It is Alabama National’s policy to place all loans on nonaccrual status when over ninety days past due.
(6)	“Tangible book value per share” is computed by dividing tangible book value by the total number of common shares outstanding. “Tangible book value” equals book value less goodwill and other intangible assets. Management believes that this measure is useful because it provides book value exclusive of goodwill and other intangible assets and because it is a measure used by many investors as part of their analysis of Alabama National. The following table sets forth a reconciliation of book value per share to tangible book value per share:.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Book value	$279,418	$234,492	$207,886	$171,604	$146,280
Deduct: goodwill and other intangible assets	(35,587)	(20,622)	(18,875)	(14,347)	(10,730)
Tangible book value	243,831	213,870	189,011	157,257	135,550

Book value per common share	21.76	18.95	16.84	14.56	12.40
Effect of goodwill and intangible assets per share	(2.77)	(1.67)	(1.53)	(1.22)	(0.91)
Tangible book value per common share	$18.99	$17.28	$15.31	$13.34	$11.49

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of the consolidated financial condition and results of operations of Alabama National as of the dates and for the periods indicated. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of Alabama National conform with accounting principles generally accepted in the United States of America and with general financial service industry practices.

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

Executive Overview

The purpose of this section is to provide a brief overview of 2003. Additional detail about the income statement and balance sheet is provided in the pages following this summary.

Income Statement

Alabama National reported a 15.0% increase in net income for 2003 over 2002 levels, with diluted earnings per share growing 12.5% from $2.81 to $3.17. The increase in net income is higher than the increase in diluted earnings per share because Alabama National issued additional shares of stock during 2003 to acquire Millennium Bank and through the exercise of stock options by option holders.

The two components of revenue for Alabama National—net interest income and noninterest income—both grew in 2003 over 2002 levels, with the growth in noninterest income being much greater.

Noninterest income includes mortgage banking, securities brokerage and trust services, investment services, insurance services, and service charges and other fees associated with traditional retail and commercial banking. Noninterest income grew $17.1 million, or 28.0% during 2003. The areas of largest growth included mortgage banking (up $5.4 million), investment services (up $5.1 million), and securities brokerage and trust revenue (up $2.3 million). Mortgage banking and investment services revenue both benefited in 2003 from the decline in interest rates. The rate decline led to strong demand by mortgage customers, including refinances of existing mortgages and mortgages originated to finance home purchases. In the investment services division, the rate decline led to rapid repayment and calls of many securities owned by Alabama National’s customers, leading to demand from those customers for the purchase of new securities to replace the ones that were repaid or called.

Net interest income grew $8.1 million, or 7.2%, in 2003 despite a reduction in the Company’s net interest spread and net interest margin. The Federal Reserve’s actions to reduce interest rates resulted in a decline in earning asset yields that exceeded the decline in liability costs. As a result, the spread between the rate earned on loans, investments, and other earning assets and the rate paid on deposits and other interest-bearing liabilities compressed during the year. Alabama National was able to grow net interest income during 2003 in spite of this reduced spread due to its growth in earning assets and liabilities.

On the expense side, Alabama National’s noninterest expenses grew $18.3 million, or 16.1%. Some of this growth in noninterest expenses was associated with the expansion of the number of branch offices and associated personnel and other operating expenses associated with that expansion, including the Millennium acquisition. A portion of the expense growth was also due to increased commission-based compensation expenses caused by increased revenue in the investment services division, the mortgage banking division, and the securities brokerage and trust division.

Balance Sheet

Alabama National’s balance sheet expanded during 2003, with total assets growing $504 million or 15.2% over December 31, 2002 levels. The largest categories of asset growth occurred in loans and leases (up $468 million) and securities (up $110 million). Deposits grew $423 million during the year. In June, 2003, Alabama National completed the acquisition of Millennium Bank of Gainesville, Florida. This acquisition increased total assets, loans, and deposits by approximately $124 million, $69 million, and $91 million, respectively.

Asset Quality

Alabama National reported 2003 net charge-offs of $3.1 million, or 0.12% of average loans and leases, down from 2002’s $3.8 million (0.18% of average loans and leases). Nonperforming assets at December 31, 2003 were $10.5 million (0.40% of period end loans and leases and foreclosed property), down from year end 2002’s $12.8 million (0.59% of period end loans and leases and foreclosed property). Potential problem loans fell to $46.4 million at December 31, 2003 from year end 2002’s $50.3 million. As a result of these factors and management’s assessment of the inherent risk in the loan and lease portfolio, Alabama National’s provision for loan and lease losses declined from $8.0 million in 2002 to $5.9 million in 2003.

Selected Bank Financial Data

Alabama National’s success is dependent upon the financial performance of its subsidiary banks (the “Banks”). Alabama National, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 2003 and 2002 for each of the Banks. Millennium Bank was acquired during June 2003 in a purchase business combination and accordingly only its operating activity since the date of acquisition is included in Alabama National’s results of operations.

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2003
	National Bank of Commerce	Alabama Exchange Bank	Bank of Dadeville	Citizens & Peoples Bank, N.A.	First American Bank	First Citizens Bank	First Gulf Bank	Peoples State Bank	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.	Millennium Bank
Summary of Operations:
Interest income	$54,632	$4,113	$4,092	$5,672	$47,551	$5,369	$11,677	$8,665	$8,889	$13,689	$11,943	$3,034
Interest expense	18,641	820	1,039	1,588	14,877	1,600	3,217	2,986	3,023	4,728	3,126	901
Net interest income	35,991	3,293	3,053	4,084	32,674	3,769	8,460	5,679	5,866	8,961	8,817	2,133
Provision for loan and lease losses	2,975	120	—	223	675	25	592	395	225	240	427	34
Securities gains	—	—	4	2	27	4	—	—	—	6	—	3
Noninterest income	46,651	795	802	991	16,336	1,160	4,939	1,234	1,943	3,631	1,543	824
Noninterest expense	55,840	2,311	1,941	2,811	32,550	2,401	8,363	4,377	4,381	7,769	4,141	1,941
Net income	15,989	1,103	1,359	1,277	10,515	1,944	2,905	1,409	1,987	3,110	3,610	604
Balance Sheet Highlights:
At Period-End:
Total assets	$1,308,452	$81,862	$80,389	$114,002	$870,778	$112,767	$269,393	$165,456	$189,720	$292,101	$238,355	$135,970
Securities	281,691	35,170	30,610	19,729	108,791	57,282	41,917	38,893	51,275	92,583	19,538	32,669
Loans and leases, net of unearned income	875,785	40,025	43,441	85,221	677,395	47,714	201,541	109,795	123,249	172,909	202,483	79,078
Allowance for loan and lease losses	11,660	629	659	1,149	9,317	589	2,632	2,250	1,668	2,158	2,812	1,039
Deposits	761,377	67,605	63,608	91,414	687,502	83,731	208,191	141,008	159,644	222,363	173,223	100,449
Short-term debt	5,000	—	—	5,000	5,000	5,000	—	5,500	—	—	14,000	—
Long-term debt	131,034	5,000	5,000	3,000	58,000	11,000	22,000	4,000	8,000	23,000	16,000	—
Stockholders’ equity	96,115	6,334	5,682	7,771	80,093	7,495	17,855	11,471	13,041	20,329	18,666	25,996
Performance Ratios:
Return on average assets	1.22%	1.37%	1.97%	1.21%	1.27%	1.89%	1.23%	0.90%	1.16%	1.27%	1.60%	0.86%
Return on average equity	16.84	17.01	22.88	17.91	14.05	25.71	17.47	12.25	16.48	15.89	21.45	4.57
Net interest margin	2.93	4.50	4.37	4.18	4.35	3.98	3.81	3.85	3.67	3.66	4.34	3.66
Capital and Liquidity Ratios:
Average equity to average assets	7.22%	8.05%	7.84%	6.75%	9.04%	7.31%	7.01%	7.30%	7.05%	7.39%	7.45%	18.77%
Leverage (4.00% required minimum)	7.43	7.34	7.12	7.09	7.94	6.47	6.80	7.12	7.05	6.90	7.98	7.66
Risk-based capital
Tier 1 (4.00% required minimum)	10.02	13.69	12.73	9.16	9.89	13.28	9.19	10.24	9.25	10.65	10.00	11.15
Total (8.00% required minimum)	11.24	14.95	13.98	10.41	11.14	14.36	10.44	11.50	10.43	11.79	11.25	12.40
Average loans and leases to average deposits	109.08	56.09	70.04	93.56	98.09	52.64	93.90	76.46	76.54	78.96	115.76	73.79

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2002
	National Bank of Commerce	Alabama Exchange Bank	Bank of Dadeville	Citizens & Peoples Bank, N.A.	First American Bank	First Citizens Bank	First Gulf Bank	Peoples State Bank	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.
Summary of Operations:
Interest income	$56,945	$4,794	$4,605	$5,129	$46,662	$6,008	$11,965	$9,437	$7,861	$14,708	$10,858
Interest expense	21,387	1,193	1,465	1,733	17,387	2,055	4,083	3,366	2,891	5,412	3,717
Net interest income	35,558	3,601	3,140	3,396	29,275	3,953	7,882	6,071	4,970	9,296	7,141
Provision for loan and lease losse	3,763	133	40	270	400	20	630	789	700	490	721
Securities gains	—	—	—	—	6	—	29	—	—	—	—
Noninterest income	36,464	643	733	795	12,624	917	3,668	1,284	2,131	2,569	1,233
Noninterest expense	47,392	2,370	1,823	2,349	27,850	2,334	7,108	4,000	3,952	6,601	3,552
Net income	14,292	1,190	1,402	988	9,258	1,901	2,524	1,733	1,525	3,179	2,581

Balance Sheet Highlights:
At Period-End:
Total assets	$1,283,862	$78,193	$73,029	$92,564	$769,660	$103,371	$218,568	$151,804	$141,564	$228,543	$206,947
Securities	340,013	26,300	20,715	13,180	96,168	45,817	28,240	35,412	21,830	52,420	20,158
Loans and leases, net of unearned income	746,271	39,564	45,008	69,189	571,066	42,366	161,793	100,255	102,750	142,404	169,808
Allowance for loan and lease losses	10,417	668	644	975	9,335	615	2,263	1,810	1,564	2,013	2,400
Deposits	691,675	66,157	59,839	75,037	618,990	84,418	171,784	134,088	120,922	176,295	143,897
Short-term debt	60,000	—	—	4,000	28,000	7,000	17,000	4,000	—	—	13,000
Long-term debt	111,056	5,000	5,000	3,000	37,009	4,000	11,000	—	8,000	15,000	16,000
Stockholders’ equity	88,270	6,396	5,765	6,578	70,200	7,297	15,927	11,225	11,254	18,412	15,081

Performance Ratios:
Return on average assets	1.28%	1.51%	1.93%	1.17%	1.28%	1.95%	1.21%	1.20%	1.22%	1.39%	1.41%
Return on average equity	16.70	18.18	23.66	16.62	13.95	25.19	16.79	16.01	15.76	18.31	20.54
Net interest margin	3.44	5.05	4.75	4.39	4.46	4.41	4.13	4.51	4.30	4.41	4.48

Capital and Liquidity Ratios:
Average equity to average assets	7.69%	8.33%	8.17%	7.02%	9.19%	7.72%	7.23%	7.52%	7.73%	7.57%	6.86%
Leverage (4.00% required minimum)	7.51	7.27	7.91	7.17	7.48	7.00	7.30	7.15	8.05	7.45	7.40
Risk-based capital
Tier 1 (4.00% required minimum)	9.96	13.35	12.54	9.74	9.14	13.50	10.06	11.00	9.88	11.59	9.60
Total (8.00% required minimum)	11.14	14.61	13.79	11.00	10.39	14.71	11.31	12.26	11.13	12.85	10.85
Average loans and leases to average deposits	119.67	59.27	75.73	88.42	92.72	52.22	96.14	81.81	86.16	75.56	112.07

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

Mergers and Acquisitions

Alabama National’s growth in business and profitability over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, certain of Alabama National’s acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, Alabama National adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, Alabama National is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

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

Pension and Other Postretirement Benefits

Alabama National is the sponsor of two defined benefit pension plans that have been frozen with regard to future benefit accruals and also offers postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. Please refer to Note 12 to Alabama National’s consolidated financial statements included in this annual report for disclosures related to Alabama National’s benefit plans.

Stock-based Compensation

Alabama National uses a fair value based method of accounting for stock based compensation costs. Compensation costs for stock-based compensation arrangements are measured at the grant date based on the fair value of the award and are recognized over the related service period. Accounting for stock-based compensation requires the use of an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. Please refer to Note 12 to Alabama National’s consolidated financial statements included in this annual report for disclosures related to Alabama National’s stock-based compensation awards.

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

Results of Operations

Year ended December 31, 2003, compared with year ended December 31, 2002

Alabama National’s net income increased by $5.3 million, or 15.0%, to $41.0 million in the year ended December 31, 2003, from $35.7 million for the year ended December 31, 2002. Net income per diluted share increased to $3.17 for the year ended December 31, 2003, as compared to $2.81 recorded for the year ended December 31, 2002. Return on average assets during 2003 was 1.14%, compared with 1.18% during 2002, and return on average equity was 15.89% during 2003, compared with 16.01% during 2002.

Net interest income increased $8.1 million, or 7.2%, to $121.0 million in 2003, from $112.8 million in 2002, as interest income increased slightly by $0.5 million and interest expense decreased $7.6 million. The increase in net interest income is attributable to a decrease in the interest rate paid on deposits and other interest bearing liabilities and a $335.5 million increase in average loans to $2.46 billion during 2003, from $2.12 billion in 2002. During 2003, Alabama National was able to continue to decrease the rates paid on deposits as time deposits originated in higher interest rate environments matured and repriced at the current lower rates. Alabama National was able to absorb the effects of falling rates on its earning assets by continued robust growth in its earning assets, particularly loans. The increase in average loans is a result of continued strength in many of the economies in the markets served by Alabama National. In general, loans are Alabama National’s highest yielding earning asset and management continues to emphasize steady loan growth. During 2003, Alabama National also experienced substantial growth in its securities portfolio. Average securities totaled $791.6 million in 2003, compared to $589.3 in 2002. Average interest bearing liabilities increased $471.2 million, to $2.91 billion in 2003. Despite the increase in average interest bearing liabilities, interest expense decreased $7.6 million during

2003. All categories of average interest-bearing liabilities increased during 2003. The largest increase was in average time deposits. During 2003, the average balance of time deposits increased $154.2 million, to $1.24 billion in 2003, compared to $1.09 billion in 2002. Interest-bearing transaction accounts also increased by $104.8 million during 2003.

Alabama National’s net interest spread and net interest margin were 3.44% and 3.65%, respectively, in 2003, compared to 3.79% and 4.07%, respectively, in 2002. The net interest margin for 2003 was negatively impacted by Federal Reserve Bank rate reductions of 50 basis points in the fourth quarter of 2002 and also by the additional 25 basis point reduction during the second quarter of 2003. Alabama National was able to immediately pass along much of the rate reductions to interest bearing transaction accounts, but time deposits can only reprice to current rates at maturity. In addition, the spread above noninterest bearing deposits declines with any rate reduction because the cost of this liability category does not change but the yield on earning assets reduces with such a rate reduction. See “Net Interest Income.”

Alabama National recorded a provision for loan and lease losses of $5.9 million during 2003, compared to $8.0 million in 2002. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level, although there can be no assurance that economic or regulatory factors will not require further increases in the allowance. Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases (excluding loans held for sale) was 1.37% at December 31, 2003, compared with 1.49% at December 31, 2002. The allowance for loan and lease losses as a percentage of period-end nonperforming assets was 347.68% at December 31, 2003, compared with 254.49% at December 31, 2002. Alabama National experienced net charge-offs of $3.1 million in 2003, equating to a ratio of net charge-offs to average loans and leases of 0.12%, compared with net charge-offs of $3.8 million in 2002, equating to a ratio of net charge-offs to average loans and leases of 0.18%. See “Provision and Allowance for Loan and Lease Losses.”

Noninterest income, including net securities gains and losses, increased $17.1 million, or 28.0%, to a record $78.3 million in 2003, compared with $61.2 million in 2002. The revenue recorded by the investment services division, securities brokerage and trust division and mortgage division were all record amounts for Alabama National. Total revenue for the investment services division increased $5.1 million, or 37.8%, to $18.7 million in 2003, from $13.6 million in 2002. Total revenue earned from the mortgage division increased $5.4 million, or 50.0%, to $16.3 million in 2003, from $10.9 million in 2002. The securities brokerage and trust division experienced a revenue increase of $2.3 million, or 16.8%, to $15.9 million in 2003, from $13.6 million in 2002. The commissions generated by the insurance division totaled $3.5 million in 2003, compared with $2.8 million recorded in 2002. Service charges on deposit accounts increased by $2.0 million, or 16.6%, to $14.1 million in 2003, from $12.1 million in 2002. Earnings on bank owned life insurance totaled $2.7 million in 2003, compared with $3.0 million in 2002. Noninterest expense increased $18.3 million, or 16.1%, to $131.9 million in 2003, compared with $113.6 million during 2002. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense.”

Because of an increase in pre-tax income, income tax expense was $20.4 million in 2003, compared to $16.7 million for 2002. The effective tax rate for 2003 was 33.2%, compared to 31.9% for 2002. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective rate in 2003 is higher than 2002 due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

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

Noninterest income, including net securities gains and losses, increased $12.5 million, or 25.6%, to $61.2 million in 2002, compared with $48.7 million in 2001. Each component of noninterest income experienced increases during 2002, except for investment services income which had a slight decrease. The most significant increases were recorded in service charge income, the securities and trust division, and the mortgage division. Total revenue earned from the mortgage division increased $3.4 million, or 46.1%, to $10.9 million in 2002, from $7.4 million in 2001. The securities brokerage and trust division experienced a revenue increase of $4.8 million, or 54.4%, to $13.6 million in 2002, from $8.8 million in 2001. The commissions generated by the insurance division totaled $2.8 million in 2002, compared with $2.1 million recorded in 2001. Service charges on deposit accounts increased by $2.6 million, or 27.2%, to $12.1 million in 2002, from $9.5 million in 2001. Earnings on bank owned life insurance totaled $3.0 million in 2002, compared with $2.4 million in 2001. Noninterest expense increased $21.3 million, or 23.1%, to $113.6 million in 2002, compared with $92.3 million during 2001. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense.”

Alabama National, through two of its subsidiary banks, sponsors two defined benefit pension plans. Each of these plans has been frozen with regard to future benefit accruals and participation by new employees. During 2002, due to the current interest rate environment and poor performance of the equity markets, the discount rate and expected return on plan assets were lowered by management. The discount rate and expected return on plan assets were 6.00% and 7.00%, respectively, for 2002, compared to 6.50% and 9.00%, respectively for 2001. Due to these changes, the pension plans’ obligations exceeded the fair value of the plan assets and Alabama National chose to fully fund the obligations and contributed $1.4 million to the plans. As of December 31, 2002, the fair value of plan assets exceeds the projected and accumulated benefit obligation for each pension plan. See Note 12 to the Consolidated Financial Statements beginning on page F-1 included in this Annual Report on Form 10-K.

Income before the provision for income taxes increased $10.8 million, or 25.9%, to $52.4 million in 2002, from $41.6 million in 2001. Net income totaled $35.7 million in 2002, an increase of $7.3 million, or 25.6%, compared to $28.4 million during 2001.

Net Interest Income

The largest component of Alabama National’s net income is its net interest income—the difference between the income earned on assets and interest paid on deposits and borrowed funds used to support its assets. Net interest income is determined by the yield earned on Alabama National’s earning assets and rates paid on its interest-bearing liabilities, the relative amounts of earning assets and interest-bearing liabilities and the maturity and repricing characteristics of its earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents Alabama National’s net interest margin.

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

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Year ended December 31,
	2003			2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

A S S E T S :

Earning assets:
Loans and leases (1)(2)(3)	$2,459,250	$146,223	5.95%	$2,123,778	$143,770	6.77%	$1,812,715	$148,239	8.18%
Securities:
Taxable	758,506	30,359	4.00	558,052	32,116	5.76	420,582	27,593	6.56
Tax exempt (2)	33,104	2,260	6.83	31,216	2,339	7.49	29,340	2,215	7.55
Cash balances in other banks	10,024	98	0.98	9,607	165	1.72	15,137	510	3.37
Funds sold	49,338	635	1.29	45,348	743	1.64	46,630	1,931	4.14
Trading account securities	2,536	94	3.71	2,059	81	3.93	2,021	119	5.89

Total earning assets(2)	3,312,758	179,669	5.42	2,770,060	179,214	6.47	2,326,425	180,607	7.76

Cash and due from banks	95,686			89,935			81,705
Premises and equipment	75,319			66,802			53,716
Other assets	155,386			134,192			97,829
Allowance for loan losses	(35,302)			(31,183)			(23,284)

Total assets	$3,603,847			$3,029,806			$2,536,391

L I A B I L I T I E S :

Interest-bearing liabilities:
Interest-bearing transaction accounts	$509,343	$4,376	0.86%	$404,587	$5,228	1.29%	$316,004	$8,166	2.58%
Savings and money market deposits	471,725	4,359	0.92	391,008	5,457	1.40	326,474	9,355	2.87
Time deposits	1,242,100	33,496	2.70	1,087,937	39,087	3.59	948,242	53,891	5.68
Funds purchased	317,811	3,278	1.03	272,689	4,187	1.54	239,293	8,696	3.63
Other short-term borrowings	80,586	1,431	1.78	78,958	2,246	2.84	42,850	1,842	4.30
Long-term debt	285,456	10,728	3.76	200,686	9,108	4.54	168,857	8,443	5.00

Total interest-bearing liabilities	2,907,021	57,668	1.98	2,435,865	65,313	2.68	2,041,720	90,393	4.43

Demand deposits	382,498			318,724			263,876
Accrued interest and other liabilities	55,980			52,170			46,244
Stockholders' equity	258,348			223,047			184,551

Total liabilities and stockholders' equity	$3,603,847			$3,029,806			$2,536,391

Net interest spread			3.44%			3.79%			3.33%

Net interest income/margin on a taxable equivalent basis		$122,001	3.68%		$113,901	4.11%		$90,214	3.88%

Tax equivalent adjustment (2)		1,038			1,067			1,070

Net interest income/margin		$120,963	3.65%		$112,834	4.07%		$89,144	3.83%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.
(3)	Fees in the amount of $6.1 million, $5.3 million and $4.4 million are included in interest and fees on loans for 2003, 2002, and 2001, respectively.

During 2003, Alabama National experienced an increase in net interest income of $8.1 million, or 7.2%, to $121.0 million, compared with $112.8 million in 2002. Net interest income increased primarily due to a decrease in the rates paid on interest bearing liabilities and an increase in the volume of average earning assets outstanding. During 2003, as time deposits originated in higher interest rate environments matured, Alabama National was able to reprice these time deposits at current market rates, which were lower due to the Federal Reserve Bank’s rate reductions during the fourth quarter of 2002 and second quarter of 2003. As a result, during 2003 the average rate paid on time deposits was 2.70%, as compared to 2002’s average rate of 3.59%. Each category of interest bearing liabilities experienced a decrease in the average rate during 2003 as compared to 2002, resulting in an overall decrease of 70 basis points in the rate paid on interest bearing liabilities from 2003 to 2002. The Federal Reserve Bank’s rate reductions also impacted the yield earned on interest earning assets. The average yield earned on earning assets decreased 105 basis points to 5.42% during 2003, compared to 6.47% during 2002. The average yield earned on loans decreased 82 basis points to 5.95%, but this decrease in yield was offset by an increase in average volume such that interest income from loans increased $2.5 million, despite the decreased yield. The net interest margin for 2003 was negatively impacted by accelerated repayment on securities owned by Alabama National, as the securities being repaid were at higher interest rates than the rates earned on Federal funds sold and new securities purchased. The average yield earned on securities owned by Alabama National decreased by 173 basis points to 4.12% in 2003, from 5.85% in 2002. During the fourth quarter of 2003, the net interest margin was 3.70%, which was an increase over the second and third quarters of 2003. Management anticipates the net interest margin to remain near current levels absent any rate changes by the Federal Reserve or significant changes in the general interest rate environment.

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2003 and 2002. For purposes of this table, changes that are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	December 31,
	2003 Compared to 2002 Variance Due to			2002 Compared to 2001 Variance Due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$21,102	$(18,649)	$2,453	$23,272	$(27,741)	$(4,469)
Securities:
Taxable	9,665	(11,422)	(1,757)	8,195	(3,672)	4,523
Tax exempt	136	(215)	(79)	142	(18)	124
Cash balances in other banks	7	(74)	(67)	(147)	(198)	(345)
Funds sold	61	(169)	(108)	(52)	(1,136)	(1,188)
Trading account securities	18	(5)	13	2	(40)	(38)

Total interest income	30,989	(30,534)	455	31,412	(32,805)	(1,393)

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,149	(2,001)	(852)	1,873	(4,811)	(2,938)
Savings and money market deposits	998	(2,096)	(1,098)	1,587	(5,485)	(3,898)
Time deposits	5,010	(10,601)	(5,591)	7,100	(21,904)	(14,804)
Funds purchased	624	(1,533)	(909)	1,072	(5,581)	(4,509)
Other short-term borrowings	45	(860)	(815)	1,180	(776)	404
Long-term debt	3,377	(1,757)	1,620	1,491	(826)	665

Total interest expense	11,203	(18,848)	(7,645)	14,303	(39,383)	(25,080)

Net interest income on a taxable equivalent basis	$19,786	$(11,686)	8,100	$17,109	$6,578	23,687

Taxable equivalent adjustment			29			3

Net interest income			$8,129			$23,690

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

The following table illustrates Alabama National’s interest rate sensitivity at December 31, 2003, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	December 31, 2003
	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	One Through Three Years	Greater Than Three Years	Total
A S S E T S :

Earning assets:
Loans and leases(1)	$1,425,933	$221,007	$394,743	$2,041,683	$378,716	$245,639	$2,666,038
Securities(2)	58,600	123,695	128,969	311,264	184,147	296,596	792,007
Trading securities	109	—	—	109	—	—	109
Interest-bearing deposits in other banks	10,019	—	—	10,019	—	—	10,019
Funds sold	16,534	—	—	16,534	—	—	16,534

Total interest-earning assets	$1,511,195	$344,702	$523,712	$2,379,609	$562,863	$542,235	$3,484,707

L I A B I L I T I E S :

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$244,432	$—	$—	$244,432	$—	$284,334	$528,766
Savings and money market deposits	277,069	—	—	277,069	—	244,371	521,440
Time deposits(3)	156,331	202,291	627,788	986,410	215,626	96,752	1,298,788
Funds purchased	358,393	—	—	358,393	—	—	358,393
Short-term borrowings(4)	37,581	—	5,000	42,581	—	—	42,581
Long-term debt	160,427	88,000	28,000	276,427	21,000	35,000	332,427

Total interest-bearing liabilities	$1,234,233	$290,291	$660,788	$2,185,312	$236,626	$660,457	$3,082,395

Period gap	$276,962	$54,411	$(137,076)	$194,297	$326,237	$(118,222)

Cumulative gap	$276,962	$331,373	$194,297	$194,297	$520,534	$402,312	$402,312

Ratio of cumulative gap to total interest-earning assets	7.95%	9.51%	5.58%	5.58%	14.94%	11.55%

(1)	Excludes nonaccrual loans of $9.8 million
(2)	Excludes investment in equity securities with a fair market value of $18.2 million
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Includes treasury, tax and loan accounts of $1.4 million

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, Alabama National is asset sensitive on a cumulative basis throughout the one year time frame, although it is liability sensitive during the three through twelve month period. Alabama National is also asset sensitive during the one through three year time frame and liability sensitive in the greater than three years period, although it remains asset sensitive on a cumulative basis throughout all periods. The current asset sensitive position is similar to the 2002 year-end interest sensitivity analysis. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At December 31, 2003, mortgage backed securities with a carrying value of $406.2 million, or 10.6% of total assets, and essentially every loan and lease, net of unearned income, (totaling $2.66 billion, or 69.6% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $2.75 billion, or 72.1%, of total assets at December 31, 2003. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following tables illustrate the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Due to the current low interest rate environment, Alabama National has elected to model interest rate decreases of 25 and 50 basis points. (This would equate to federal funds rates of 0.75% and 0.50%, respectively.) As of year-end 2002, management did not prepare a scenario that decreased current rates by 50 basis points so the comparable scenario is not available for 2002. The current rates paid on interest-bearing accounts cannot decrease below zero, yet rates earned on loans can experience a decrease in the falling rate scenarios, and the interest rate spread would therefore compress. As noted above, however, management does not anticipate having the ability to reduce liability costs as successfully as if it were to experience a rate cut of a greater magnitude. As also noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Alabama National’s net interest margin may differ from that found in the tables.

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates(1)	Year ended December 31, 2003
	Net Interest Income Amount	Change from Income Amount
+200 basis points	$150,671	8.72%
+100 basis points	144,794	4.48
0 basis points	138,592	—
-25 basis points	137,755	(0.60)
-50 basis points	136,300	(1.65)

Change in Prevailing Interest Rates(1)	Year ended December 31, 2002
	Net Interest Income Amount	Change from Income Amount
+200 basis points	$132,477	9.85%
+100 basis points	126,884	5.21
0 basis points	120,599	—
-25 basis points	119,609	(0.82)
-100 basis points	107,155	(11.15)
-200 basis points	100,608	(16.58)

(1)	Assumes an immediate and parallel rate change of this magnitude.

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

The provision for loan and lease losses decreased by $2.0 million, or 25.5%, to $5.9 million in 2003, from $8.0 million in 2002. The decreased provision expense during 2003 is attributable to a reduction in net charge-offs during 2003 and also a reduction in total nonperforming assets. During 2003, net charge-offs decreased $0.7 million, or 18.6% to $3.1 million, compared to $3.8 million in 2002. As of December 31, 2003, nonperforming assets totaled $10.5 million, a $2.3 million decrease from year-end 2002 levels.

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

A loan is impaired when, based on current information and events, it is probable that Alabama National will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan and lease losses.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands, except percentages)

	Year ended December 31,
	2003	2002	2001	2000	1999
Total loans and leases outstanding at end of period, net of unearned income(1)	$2,659,440	$2,191,394	$1,964,169	$1,710,810	$1,403,489

Average amount of loans and leases outstanding, net of unearned income(1)	$2,459,250	$2,092,829	$1,790,083	$1,571,760	$1,264,689

Allowance for loan and lease losses at beginning of period	$32,704	$28,519	$22,368	$19,111	$17,465
Charge-offs:
Commercial, financial and agricultural	3,535	1,573	1,875	397	215
Real estate—mortgage	1,426	1,463	730	145	403
Consumer	858	3,200	754	884	694

Total charge-offs	5,819	6,236	3,359	1,426	1,312

Recoveries:
Commercial, financial and agricultural	821	991	949	167	188
Real estate—mortgage	478	754	226	228	348
Consumer	1,452	720	517	382	315

Total recoveries	2,751	2,465	1,692	777	851

Net charge-offs	3,068	3,771	1,667	649	461
Provision for loan and lease losses	5,931	7,956	3,946	2,506	2,107
Additions to allowance through acquisition	995	—	3,872	1,400	—

Allowance for loan and lease losses at period-end	$36,562	$32,704	$28,519	$22,368	$19,111

Allowance for loan and lease losses to period-end loans(1)	1.37%	1.49%	1.45%	1.31%	1.36%
Net charge-offs to average loans and leases(1)	0.12	0.18	0.09	0.04	0.04

(1)	Does not include loans held for sale.

Allocation of Allowance for Loan and Lease Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan and lease losses to the specific loan categories.

	2003	2002
Commercial and financial	$3,233	$4,039
Real estate construction	5,715	4,421
Real estate residential mortgage	6,727	6,311
Real estate commercial mortgage	10,476	7,418
Consumer	993	1,341
Lease financing receivables	2,764	1,318
Other	1,345	1,398
Unallocated	5,309	6,458

Total allowance for loan and lease losses	$36,562	$32,704

Nonperforming Assets

The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	At December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans	$9,817	$10,282	$7,563	$3,642	$4,428
Restructured loans	—	—	—	—	5
Loans past due 90 days or more and still accruing	—	—	—	—	—

Total nonperforming loans	9,817	10,282	7,563	3,642	4,433
Other real estate owned	699	2,569	1,680	1,468	867

Total nonperforming assets	$10,516	$12,851	$9,243	$5,110	$5,300

Allowance for loan and lease losses to period-end loans(1)	1.37%	1.49%	1.45%	1.31%	1.36%
Allowance for loan and lease losses to period-end nonperforming loans	372.44	318.07	377.09	614.17	431.11
Allowance for loan and lease losses to period-end nonperforming assets.	347.68	254.49	308.55	437.73	360.58
Net charge-offs to average loans and leases(1)	0.12	0.18	0.09	0.04	0.04
Nonperforming assets to period-end loans and leases and foreclosed property(1)	0.40	0.59	0.47	0.30	0.38
Nonperforming loans and leases to period-end loans(1)	0.37	0.47	0.39	0.21	0.32

(1)	Does not include loans held for sale.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, Alabama National has a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses. During the years ending December 31, 2003, 2002 and 2001, approximately $474,000, $540,000 and $406,000, respectively, in additional interest income would have been recognized in earnings if Alabama National’s nonaccrual loans had been current in accordance with their original terms.

Total nonperforming assets decreased $2.3 million, to $10.5 million at December 31, 2003, from $12.9 million at December 31, 2002. Other real estate owned decreased $1.9 million due to the sale of a substantial piece of other real estate during 2003. The allowance for loan and lease losses to period-end nonperforming assets was 347.68% at December 31, 2003, compared with 254.49% at December 31, 2002. This ratio will generally fluctuate from period to period depending upon nonperforming asset levels at period end.

Potential Problem Loans

A potential problem loan is one that management has concerns regarding the borrower’s future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that Alabama National’s interests are protected. At December 31, 2003, Alabama National had certain loans considered by management to be potential problem loans totaling $46.4 million, as compared with $50.3 million at December 31, 2002. Alabama National believes early identification of potential problem loans is an important factor in its ability to successfully collect such loans. As such, it encourages early identification of potential problem loans both with its loan officers and loan review staff. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan and lease losses.

Noninterest Income and Expense

Noninterest income

Alabama National relies on five distinct product lines for the production of recurring noninterest income: (1) traditional retail and commercial banking, (2) mortgage banking, (3) securities brokerage and trust services, (4) investment services, and (5) insurance services. Combined revenue associated with Alabama National’s five product lines totaled $68.4 million in 2003, compared with $52.9 million in 2002, an increase of $15.5 million, or 29.3%. An analysis of this increase is provided below.

The following table sets forth, for the periods indicated, the principal components of noninterest income.

NONINTEREST INCOME

(Amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Service charges on deposit accounts	$14,091	$12,081	$9,497
Investment services income	18,710	13,576	13,717
Securities brokerage and trust income	15,867	13,590	8,800
Origination and sale of mortgage loans	16,289	10,860	7,431
Insurance commissions	3,477	2,837	2,126
Bank owned life insurance	2,747	3,018	2,412
Securities gains	46	35	246
Other	7,077	5,167	4,478

Total noninterest income	$78,304	$61,164	$48,707

Service charges on deposit accounts increased $2.0 million to $14.1 million during 2003, a 16.6% increase over 2002’s total of $12.1 million. The increase for 2003 is attributable to an increased number of transaction accounts due to recent branch expansions, new accounts at existing branches, and increased fee-generating activity by customers. Also impacting 2003 totals is the June 2003 acquisition of Millennium Bank, which recorded service charge income of $279,000 during 2003. During the 2003 third quarter, other noninterest income includes $799,000 of income resulting from the liquidation and sale of a mutual insurance company in which Alabama National had been a policy holder. The other components of noninterest income will be discussed in more detail in “Segment Information.”

Noninterest Expense

The following table sets forth, for the periods indicated, the principal components of noninterest expense.

NONINTEREST EXPENSE

(Amounts in thousands)

	Year ended December 31,
	2003	2002	2000
Salaries and employee benefits	$64,826	$57,687	$45,329
Commission based compensation	22,182	16,498	12,868
Occupancy and equipment expense, net	12,886	11,603	9,722
Amortization of goodwill	—	—	518
Amortization of other intangibles	1,041	832	627
Advertising	1,628	1,637	1,254
Banking assessments	943	785	771
Data processing expenses	1,759	1,596	1,562
Legal and professional fees	3,701	3,602	3,331
Postage and courier services	2,333	2,140	1,776
Supplies and printing	2,527	2,329	1,926
Telephone	1,754	1,435	1,224
Penalty on long-term debt repayment	822	—	—
Other	15,462	13,433	11,325

Total noninterest expense	$131,864	$113,577	$92,233

Noninterest expense increased $18.3 million, or 16.1%, to $131.9 million in 2003, from $113.6 million in 2002. Salaries and employee benefits increased $7.1 million, or 12.4%, in 2003. The 2003 amount includes the salaries and employee benefit expense for Millennium Bank, totaling $1.2 million, which was acquired during the second quarter of 2003 and accounted for as a purchase transaction. Also contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and increases in 401(k) matching expenses. Performance based (or bonus) compensation increases in the salaries and employee benefits category were also higher in the 2003 due to the achievement of higher performance levels at virtually all of the Alabama National’s operating units. Commission based compensation increased $5.7 million, or 34.5%, in 2003. The increase in commission based compensation during 2003 is attributable to increased production in the mortgage division, securities brokerage and trust divisions and the investment services division, as a significant portion of the compensation in these divisions is production based. Net occupancy expense increased $1.3 million, or 11.1%, in 2003. The increase in 2003 is attributable to six full service branches and one limited service branch opened by Alabama National’s Banks during the latter part of 2002, expanded space needs for certain other operations, plus the effects of the purchase of Millennium Bank in June 2003. During the 2003 third quarter, Alabama National elected to prepay certain borrowings that carried relatively high interest rates from the Federal Home Loan Bank of Atlanta and incur the associated prepayment penalty in the pre-tax amount of $822,000.

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

Investment Services

The following table sets forth, for the periods indicated, the summary of operations for the investment services division of Alabama National:

INVESTMENT SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Investment services revenue	$18,710	$13,576	$13,717
Expenses and allocated charges	12,645	9,828	10,334

Net investment services income	$6,065	$3,748	$3,383

National Bank of Commerce of Birmingham operates an investment department devoted primarily to handling correspondent banks’ investment needs. Investment services revenue consists primarily of commission income from the sale of fixed income securities to correspondent banks. A small portion of investment services revenue is generated from fee based services including asset/liability consulting, bond accounting and security safekeeping. Investment services revenue increased substantially to $18.7 million during 2003, from $13.6 million in 2002. The revenue recorded by the investment division during 2003 represents the highest revenue recorded for this division, exceeding the previous record year 2001 by $5.0 million. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. Demand for these securities during 2003 was high due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolio. Alabama National has also expanded the number of correspondent banks using the services of the investment division. Investment services revenue remained relatively stable during 2002. During 2002, revenue totaled $13.6 million compared to $13.7 million earned during 2001.

Revenue from the investment division is subject to fluctuation caused by a number of factors, including perhaps most prominently the interest rate environment. The environment for this division has been extremely favorable during 2003. However, increases in interest rates from the current level or continued low interest rates will likely cause mortgage refinancing volumes to fall and mortgage-related security prepayments and calls to drop, reducing revenue in the investment division.

Securities Brokerage and Trust Division

The following table sets forth, for the periods indicated, the summary of operations for the securities brokerage and trust division of Alabama National:

SECURITIES BROKERAGE AND TRUST DIVISION

(Amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Securities brokerage and trust revenue	$15,867	$13,590	$8,800
Interest income	978	1,132	1,858

Total securities brokerage and trust revenue	16,845	14,722	10,658
Interest expense	118	133	407
Expenses and allocated charges	14,983	13,036	8,836

Net securities brokerage and trust income	$1,744	$1,553	$1,415

National Bank of Commerce of Birmingham has a wholly owned subsidiary, NBC Securities, Inc. (“NBC Securities”), that is a full service licensed broker-dealer. The trust department of NBC and NBC Securities manage the assets of both corporate and individual customers located primarily in the markets served by Alabama National. The revenue generated by this division consists primarily of commission income generated from the sale of equity securities and other investment products to individual and corporate customers, from fees paid for assets under management or custody and from fees related to investment consulting work performed for clients. NBC Securities also recognizes interest income from margin loans. Revenue for this division increased $2.3 million, or 16.8%, to $15.9 million in 2003. Revenue for this division increased $4.8 million, or 54.4%, to $13.6 million in 2002. The increase in revenue during both 2003 and 2002 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. NBC Securities expanded its retail investment platform in 2002 with the addition of several registered representatives and the opening of several new offices during the year and 2003’s continued revenue increase reflected this expansion. Asset management fees recorded by the trust department of NBC and NBC Securities also increased during 2003 as a result of an increase in the total assets managed by these divisions. NBC Securities also benefited from increased customer demand for fixed rate annuity products during 2003 and 2002. The decrease in interest income in both 2003 and 2002 is due to decreased margin loan activity during each year. Consistent with the securities industry in general, NBC Securities had fewer customers using margin loans in 2003 than in 2002 and 2001. The additional registered representatives and new offices opened and variable overhead combined with higher commission expense on the higher revenue base led to an increase in the expenses and allocated charges for this division in 2003.

Mortgage Lending Division

The following table sets forth, for the periods indicated, the summary of operations for the mortgage lending division of Alabama National:

MORTGAGE LENDING DIVISION

(Amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Origination and sale of mortgage loans(1)	$17,061	$11,334	$7,660
Interest income	2,462	1,631	1,117

Total revenue	19,523	12,965	8,777
Expenses and allocated charges	10,929	7,845	5,548

Net mortgage lending division income	$8,594	$5,120	$3,229

(1)	Includes intercompany income allocated to mortgage lending division totaling $772,000, $474,000 and $229,000 at December 31, 2003, 2002 and 2001, respectively.

Fees earned in connection with the origination and resale of mortgages increased $5.7 million, or 50.5%, to $17.1 million, from $11.3 million in 2002. During 2002, fees earned in connection with the origination and resale of mortgages increased $3.7 million, or 48.0%, to $11.3 million, from $7.7 million in 2001. The increased revenue for both 2003 and 2002 is primarily a result of historically low interest rates and the impact that the interest rate environment has on mortgage origination and refinancing activity. Expenses and allocated charges totaled $10.9 million and $7.8 million during 2003 and 2002, respectively. The increase is due to higher commission compensation and other expenses associated with a greater volume of origination activity.

Revenue from the mortgage lending division is subject to fluctuation caused by a number of factors, including perhaps most prominently the interest rate environment. The environment for this division has been extremely favorable during 2003. Increases in interest rates from the current level or continued low interest rates will likely cause mortgage refinancing volumes to decrease from 2002 and 2003 record levels, reducing revenue from the mortgage lending division.

Insurance Services Division

The following table sets forth, for the periods indicated, a summary of operations for the insurance services division of Alabama National:

INSURANCE SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Commission income	$3,477	$2,837	$2,126
Other income	—	—	5

Total revenue	3,477	2,837	2,131
Expenses and allocated charges	3,298	2,870	2,113

Net insurance division income	$179	$(33)	$18

Commission income earned from the sale of insurance products increased $0.7 million, or 22.6%, to $3.5 million, from $2.8 million during 2002. During the 2002 third quarter, Alabama National purchased two small insurance agencies and 2003’s results benefited from these acquisitions in addition to the continued expansion of the network of salesmen in many of the markets served by Alabama National. This expansion has resulted in increased expenses as new employees are hired and trained and as distribution networks are established. In addition, amortization of the intangible assets created in these acquisitions totaled $291,000 in 2003. During 2003, the insurance division began to see some of the results of recent expansions through increased revenue and a modest pre-tax income for 2003.

Earning Assets

Loans and Leases

Loans and leases are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans and leases averaged $2.46 billion in 2003, compared to $2.12 billion in 2002, an increase of $335.5 million, or 15.8%. At December 31, 2003, total loans and leases, net of unearned income, were $2.66 billion, compared to $2.19 billion at the end of 2002, an increase of $468.0 million, or 21.4%. Excluding the loans acquired in the Millennium acquisition, which totaled $70.2 million, loans increased 18.2%.

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

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and financial	$265,923	9.99%	$253,569	11.56%	$247,613	12.59%	$275,107	16.07%	$268,829	19.14%
Real estate:
Construction	530,024	19.91	311,259	14.19	231,369	11.76	185,814	10.85	154,023	10.96
Mortgage—residential	676,658	25.42	616,651	28.11	546,730	27.80	490,152	28.63	392,986	27.98
Mortgage—commercial	814,904	30.61	699,403	31.88	637,575	32.42	498,858	29.14	396,312	28.21
Mortgage—other	9,412.35		5,672.26		5,645.29		4,238.25		4,284.30
Consumer	74,137	2.78	78,342	3.57	82,909	4.22	79,458	4.64	76,150	5.42
Lease financing receivables	77,857	2.92	80,113	3.65	73,924	3.76	58,668	3.43	22,046	1.57
Securities brokerage margin loans	15,407.58		14,502.66		16,302.83		29,901	1.75	22,551	1.61
Other	198,036	7.44	134,191	6.12	124,564	6.33	89,700	5.24	67,517	4.81

Total gross loans and leases	2,662,358	100.00%	2,193,702	100.00%	1,966,631	100.00%	1,711,896	100.00%	1,404,698	100.00%

Unearned income	(2,918)		(2,308)		(2,462)		(1,086)		(1,209)

Total loans and leases, net of unearned income(1)	2,659,440		2,191,394		1,964,169		1,710,810		1,403,489
Allowance for loan and lease losses	(36,562)		(32,704)		(28,519)		(22,368)		(19,111)

Total net loans and leases(1)	$2,622,878		$2,158,690		$1,935,650		$1,688,442		$1,384,378

(1)	Does not include loans held for sale.

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

The principal component of Alabama National’s loan portfolio is real estate mortgage loans. At year-end 2003, this category totaled $1.50 billion and represented 56.4% of the total loan portfolio, compared to $1.32 billion, or 60.3% of the total loan portfolio at year-end 2002.

Residential mortgage loans increased $60.0 million, or 9.7%, to $676.7 million at December 31, 2003, compared with $616.7 million at December 31, 2002. Commercial mortgage loans increased $115.5 million, or 16.5%, to $814.9 million at December 31, 2003. Increases in both of these categories of loans are primarily the result of Alabama National’s expertise in and appetite for these commercial and residential real estate loans. In addition, the general economic conditions in Alabama National’s markets, which generate such lending opportunities, are partially responsible for this growth.

Real estate construction loans increased $218.8 million, or 70.3%, to $530.0 million at December 31, 2003, compared with $311.3 million at December 31, 2002. Alabama National’s focus on the home construction market and strong commercial construction activity in markets it serves led to this increase.

Consumer loans, lease financing receivables and margin loan balances were relatively flat from December 31, 2003 as compared with 2002 year-end totals.

The repayment of loans is a source of additional liquidity for Alabama National. The following table sets forth Alabama National’s loans maturing within specific intervals at December 31, 2003.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Amounts in thousands)

	December 31, 2003
	One year or less	Over one year Through five Years	Over five years	Total
Commercial, financial and agricultural	$158,648	$94,824	$12,451	$265,923
Real estate—construction	337,582	162,492	29,950	530,024
Real estate—residential	96,930	183,721	396,007	676,658
Real estate—commercial	96,267	513,579	205,058	814,904
Consumer	26,348	45,424	2,365	74,137

	Predetermined Rates	Floating Rates
Maturing after one year but within five years	$531,940	$468,102
Maturing after five years	110,333	535,496

	$642,273	$1,003,598

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

Securities

Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of Alabama National’s earning assets. Securities averaged $791.6 million during 2003, compared with $589.3 million during 2002, an increase of $202.3 million, or 34.3%. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities. During 2003, as loan demand experienced a relative decrease as compared with recent years, Alabama National had excess liquidity with which to purchase securities. Management attempts to maintain earning asset growth commensurate with its funding growth and with its overall growth plans. During 2003, Alabama National experienced increasing liquidity and a reduction in its rate of loan growth and increased the size of the securities portfolio through purchases. At December 31, 2003, the securities portfolio totaled $810.2 million, including securities held to maturity with an amortized cost of $271.0 million and securities available for sale with a market value of $539.2 million.

The following tables set forth the carrying value of securities held by Alabama National at the dates indicated.

INVESTMENT SECURITIES

(Amounts in thousands)

	December 31,
	2003		2002		2001
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government corporations and agencies.	23,962	24,012	42,211	42,225	2,252	2,327
State and political subdivisions	1,553	1,603	3,704	3,836	6,460	6,604
Mortgage backed securities	245,520	245,921	309,530	311,751	226,054	225,877

Total	$271,035	$271,536	$355,445	$357,812	$234,766	$234,808

AVAILABLE FOR SALE SECURITIES

(Amounts in thousands)

	December 31,
	2003		2002		2001
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$350	$351	$350	$356	$599	$618
U.S. Government corporations and agencies	318,536	317,552	99,861	100,793	25,852	26,687
State and political subdivisions	40,922	42,385	30,754	32,035	28,606	29,003
Mortgage backed securities	160,871	160,684	190,169	192,157	259,761	260,214
Equity	18,220	18,220	19,547	19,547	16,477	16,400

Total	$538,899	$539,192	$340,681	$344,888	$331,295	$332,922

The following tables show the scheduled maturity and average yields of securities owned by Alabama National at December 31, 2003.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2003
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
U.S. Treasury securities	$—		$—		$—		$—		$—
U.S. Government corporations and agencies			18,962	3.49%	5,000	4.38%
State and political subdivisions	340	8.39%	632	8.33%	581	7.40%
Mortgage backed securities	—		—		—		—		$245,520	4.12%

Total	$340	8.39%	$19,594	3.65%	$5,581	4.69%	$—		$245,520	4.12%

(1)	Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2003
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
U.S. Treasury securities	$—		$351	1.60%	$—		$—		$—
U.S. Government corporations and agencies	6,134	4.17%	189,690	3.56%	121,728	4.14%
State and political subdivisions	1,465	7.34%	7,964	6.76%	15,898	6.05%	17,058	5.75%
Mortgage backed securities	—		—						160,684	4.32%
Equity securities	—		—		—		—		18,220	3.50%

Total	$7,599	4.78%	$198,005	3.69%	$137,626	4.36%	$17,058	5.75%	$178,904	4.24%

(1)	Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

At December 31, 2003, mortgage-backed securities consisting of collateralized mortgage obligations and pass-through mortgage obligations had a carrying value totaling $406.2 million. These mortgage-backed securities include $245.5 million classified as investment securities and $160.7 million classified as securities available for sale. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon the terms of the underlying mortgages, the relative level of mortgage interest rates, and the structure of the securities. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note with additional repayment as a result of sales of homes collateralizing the mortgage loans constituting the security. Accordingly, management generally expects repayment of the collateralized mortgage obligations over a one to three year period, and repayment of the pass-through mortgage obligations over a two to four year period. These periods have shortened considerably due to the current interest rate environment.

Other attributes of securities are discussed in “Interest Sensitivity and Market Risk.”

Short-Term Investments

Alabama National utilizes overnight investment of funds in federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by Alabama National when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 2003, federal funds sold and securities purchased under agreements to resell averaged $49.3 million, compared to $45.3 million during 2002, representing an increase of $4.0 million.

Trading Account Securities

An important aspect of investment department operations, but less so to Alabama National overall, are trading account securities, which represent securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. Trading account securities averaged approximately $2.5 million and $2.0 million in 2003 and 2002, respectively. This small dollar amount reflects management’s policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $471.2 million, or 19.3%, to $2.91 billion in 2003, from $2.44 billion in 2002. Average interest-bearing deposits increased $339.6 million, or 18.0%, to $2.22 billion in 2003, from $1.88 billion in 2002. This increase is attributable to competitive rate and product offerings by Alabama National and successful marketing efforts. Average Federal funds purchased and securities sold under agreements to repurchase increased $45.1 million, or 16.5%, to $317.8 million in 2003, from $272.7 million in 2002, due in part, to additional liquidity provided by downstream correspondent banks. Average short-term borrowings increased by $1.6 million, or 2.1%, to $80.6 million in 2003, compared to $79.0 million in 2002. Average long-term borrowings increased $84.8 million or 42.2%, to $285.5 million in 2003, from $200.7 million in 2002. The increase in the combined short and long-term average debt outstanding is due to utilizing more borrowing programs offered to Alabama National’s Federal Home Loan Bank member subsidiaries, plus Alabama National’s issuance of an additional $20.6 million junior subordinated debentures payable to an unconsolidated trust during 2003.

Deposits

Average total deposits increased $403.4 million, or 18.3%, to $2.61 billion during 2003, from $2.20 billion during 2002. At December 31, 2003, total deposits were $2.75 billion, compared with $2.33 billion at December 31, 2002. The June 2003 acquisition of Millennium Bank increased deposits by $91.4 million.

The following table sets forth the deposits of Alabama National by category at the dates indicated.

DEPOSITS

(Amounts in thousands, except percentages)

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$404,755	14.70%	$336,172	14.43%	$306,319	14.82%	$244,400	13.52%	$227,442	14.87%
NOW	528,766	19.20	476,721	20.46	384,355	18.60	290,471	16.07	224,037	14.65
Savings and money market	521,440	18.94	378,361	16.24	373,309	18.06	312,886	17.31	315,291	20.62
Time less than $100,000	619,229	22.48	635,827	27.27	668,819	32.36	659,370	36.50	525,788	34.38
Time greater than $100,000	679,559	24.68	503,314	21.60	333,957	16.16	299,968	16.60	236,693	15.48

Total deposits	$2,753,749	100.00%	$2,330,395	100.00%	$2,066,759	100.00%	$1,807,095	100.00%	$1,529,251	100.00%

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Alabama National’s core deposits totaled $2.07 billion, or 75.3%, of total deposits at December 31, 2003, and totaled $1.83 billion, or 78.4%, of total deposits at December 31, 2002.

Deposits, in particular core deposits, have historically been Alabama National’s primary source of funding and have enabled Alabama National to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be Alabama National’s primary source of funding in the future, although economic factors could affect this funding source. Alabama National’s loan-to-deposit ratio was 96.6% at December 31, 2003, and 94.0% at the end of 2002, and the ratio averaged 94.4% during 2003 and 96.4% during 2002. The maturity distribution of Alabama National’s time deposits in excess of $100,000 at December 31, 2003, is shown in the following table.

MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME

DEPOSITS OF $100,000 OR MORE

(Amounts in thousands)

	December 31, 2003
	Within One Month	After One Through Three Months	After Three Through Six Months	After Six Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Certificates of deposit of $100,000 or more	$80,274	$101,124	$103,935	$135,922	$76,228	$44,374	$541,857
Other time deposits of $100,000 or more	30,118	24,000	28,000	29,196	25,388	1,000	137,702

Total	$110,392	$125,124	$131,935	$165,118	$101,616	$45,374	$679,559

Approximately 33.9% of Alabama National’s time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Alabama National had $155.9 million in large certificates of deposit obtained through brokers outstanding at December 31, 2003, compared to $46.0 million at December 31, 2002. Alabama National’s use of brokered time deposits fluctuates depending upon funding needs and the pricing and maturity structure of brokered deposits versus other funding sources, including in-market time deposits.

Borrowed Funds

Borrowed funds include five broad categories; (1) Federal funds purchased and securities sold under agreements to repurchase, (2) treasury, tax and loan balances, (3) Federal Home Loan Bank (“FHLB”) borrowings, (4) borrowings from a third party bank, and (5) junior subordinated debentures. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to Alabama National’s maintenance of short-term and long-term liquidity.

Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of Alabama National as well as a cash management tool offered to corporate customers. At December 31, 2003, these funds totaled $358.4 million, compared with $290.6 million at December 31, 2002. This balance will vary greatly depending on the liquidity of the downstream correspondent banks of Alabama National and the excess cash of its corporate customers.

At December 31, 2003, treasury, tax and loan balances totaled $1.4 million, compared to $0.6 million at December 31, 2002. Alabama National collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

Alabama National’s average borrowing from a third party bank under a $30 million credit facility (“the Credit Facility”) was $13.2 million during 2003, compared with $18.6 million during 2002. As of December 31, 2003, the outstanding balance under the Credit Facility was $1.7 million, leaving a remaining availability under the Credit Facility of $28.3 million. The Credit Facility bears interest at a rate that varies with LIBOR and is secured by a pledge of stock in the Banks. The Credit Facility is typically renewed on an annual basis and has a current maturity date of May 31, 2004. Alabama National has historically renewed the Credit Facility prior to its due date and anticipates doing so again in 2004.

All of the Banks are members of the FHLB. At December 31, 2003, the Banks had available FHLB lines of $671.5 million, under which $325.5 million was outstanding, including advances classified as short-term of $39.5 million and advances classified as long-term of $286.0 million. This compares to borrowings of $348.0 million at December 31, 2002, of which $133.0 million was short-term and $215.0 million was long-term.

On September 26, 2003, Alabama National, through its wholly owned unconsolidated subsidiary, Alabama National Statutory Trust III, issued Floating Rate Capital Securities, commonly known as trust preferred securities, in the principal amount of $20.0 million to third parties and subsequently loaned $20.6 million to Alabama National in the form of junior subordinated debentures. Due to the adoption of FIN 46 the trusts created to issue the trust preferred securities must be deconsolidated and accordingly the debt is classified as junior subordinated debentures. The junior subordinated debentures issued in 2003 are in addition to $25.8 million of junior subordinated debentures issued prior to 2003. The debentures pay distributions at a rate that varies with LIBOR. They are classified as long-term debt for the financial statements but are included as capital for regulatory purposes. The net proceeds of the junior subordinated debentures issued were used to reduce Alabama National’s balance under the Credit Facility and for general corporate expenses.

The following table sets forth, for the periods indicated, the principal components of borrowed funds.

BORROWED FUNDS

(Amounts in thousands, except percentages)

	December 31,
	2003	2002	2001
Federal funds purchased and securities sold under agreements to repurchase:
Balance at end of period	$358,393	$290,637	$240,060
Average balance outstanding	317,811	272,689	239,293
Maximum outstanding at any month’s end	369,172	353,361	319,333
Weighted average interest rate at period-end	1.01%	1.02%	1.56%
Weighted average interest rate during the period	1.03	1.54	3.63

Treasury, tax and loan:
Balance at end of period	$1,431	$629	$3,490
Average balance outstanding	1,027	1,022	1,263
Maximum outstanding at any month’s end	2,442	2,544	3,490
Weighted average interest rate at period-end	0.66%	1.00%	1.29%
Weighted average interest rate during the period	0.81	1.35	3.25

Note Payable:
Balance at end of period	$1,650	$19,100	$16,350
Average balance outstanding	13,218	18,616	28,081
Maximum outstanding at any month’s end	20,150	19,100	30,100
Weighted average interest rate at period-end	1.89%	2.17%	2.68%
Weighted average interest rate during the period	2.00	2.57	4.82

Short-term advances from the Federal Home Loan Bank:
Balance at end of period	$39,500	$133,000	$52,000
Average balance outstanding	66,341	59,320	13,506
Maximum outstanding at any month’s end	168,500	133,000	67,000
Weighted average interest rate at period-end	1.94%	2.01%	2.16%
Weighted average interest rate during the period	1.75	2.96	3.31

Long-term advances from the Federal Home Loan Bank:
Balance at end of period	$286,000	$215,000	$194,000
Average balance outstanding	255,085	185,103	168,116
Maximum outstanding at any month’s end	291,000	215,000	194,000
Weighted average interest rate at period-end	3.14%	3.90%	3.83%
Weighted average interest rate during the period	3.64	4.44	4.99

Junior subordinated debentures payable to unconsolidated trusts:
Balance at end of period	$46,393	$25,000 (1)	$15,000 (1)
Average balance outstanding	30,315	15,356	575
Maximum outstanding at any month’s end	46,393	25,000	15,000
Weighted average interest rate at period-end	4.44%	4.87%	5.60%
Weighted average interest rate during the period	4.75	5.66	5.60

Capital leases:
Balance at end of period	$34	$56	$77
Average balance outstanding	56	66	165
Maximum outstanding at any month’s end	63	75	191
Weighted average interest rate at period-end	9.55%	9.55%	9.55%
Weighted average interest rate during the period	9.55	9.55	9.09

(1)	Formerly classified as trust preferred securities

Capital Resources and Liquidity Management

Capital Resources

Alabama National’s stockholders’ equity increased by $44.9 million from December 31, 2002, to $279.4 million at December 31, 2003. This increase was attributable to the following (in thousands):

Net income	$41,046
Dividends	(14,369)
Issuance of stock for option exercises and other stock based compensation	706
Purchase of treasury stock	(900)
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(2,562)
Issuance of stock in purchase business combination	19,526
Additional paid in capital related to stock based compensation	1,479

Net increase	$44,926

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

Alabama National exceeded its fully phased-in regulatory capital ratios at December 31, 2003, 2002 and 2001, as set forth in the following table.

ANALYSIS OF CAPITAL

(Amounts in thousands, except percentages)

	December 31,
	2003	2002	2001
Tier 1 Capital	$289,181	$236,717	$203,527
Tier 2 Capital	34,537	29,617	25,654

Total qualifying capital (1)	$323,718	$266,334	$229,181

Risk-adjusted total assets (including off-balance sheet exposures)	$2,760,910	$2,366,289	$2,049,456
Tier 1 risk-based capital ratio (4.00% required minimum)	10.47%	10.00%	9.92%
Total risk-based capital ratio (8.00% required minimum)	11.73	11.26	11.17
Tier 1 leverage ratio (4.00% required minimum)	7.73	7.52	7.61

(1)	Does not include $2.0 million, $3.1 million and $2.9 million of the Company's allowance for loan losses at December 31, 2003, 2002 and 2001, respectively, in excess of 1.25% of risk-adjusted total assets.

Each of the Banks is required to maintain minimum risk-based and leverage ratios similar to those required for Alabama National. Each of the banks exceeded these regulatory minimum capital ratios at December 31, 2003, as set forth in the following table:

BANK CAPITAL RATIOS

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.47%	11.73%	7.73%

National Bank of Commerce of Birmingham	10.02	11.24	7.43
Alabama Exchange Bank	13.69	14.95	7.34
Bank of Dadeville	12.73	13.98	7.12
Citizens & Peoples Bank, N.A.	9.16	10.41	7.09
Community Bank of Naples, N.A.	10.00	11.25	7.98
First American Bank	9.89	11.14	7.94
First Citizens Bank	13.28	14.36	6.47
First Gulf Bank	9.19	10.44	6.80
Georgia State Bank	10.65	11.79	6.90
Public Bank	9.25	10.43	7.05
Peoples State Bank of Groveland	10.24	11.50	7.12
Millennium Bank	11.15	12.40	7.66
Required minimums	4.00	8.00	4.00

In addition to meeting the minimum regulatory ratios, the regulatory ratios of Alabama National’s subsidiary banks exceeded the ratios required for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, Alabama National’s subsidiary banks must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

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

Assets included in Alabama National’s Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell, Alabama National’s primary source of immediate liquidity, averaged $49.3 million during 2003 and were $16.5 million at December 31, 2003, and averaged $45.3 million during 2002 and were $78.0 million at December 31, 2002. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provides a repetitive source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $272.2 million at December 31, 2003, provide Alabama National an opportunity to generate cash by, (1) providing additional collateral by selling securities under agreements to repurchase, (2) providing collateral to obtain public funds or (3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See “Earning Assets—Loans” and “Earning Assets—Securities.”

Liquidity can also be managed using liabilities included in Alabama National’s Consolidated Statement of Condition, such as federal funds purchased and securities sold under agreements to repurchase and short-term borrowings. Combined federal funds purchased and securities sold under agreements to repurchase, treasury, tax and loan, and short-term borrowings averaged $398.4 million during 2003 and were $396.0 million at December 31, 2003, and averaged $351.6 million during 2002 and were $443.4 million at December 31, 2002. Overnight borrowing lines with upstream correspondent banks, totaling $188.0 million at December 31, 2003, of which $70.7 million was unused, provide additional sources of liquidity to Alabama National on an unsecured basis. The Federal Home Loan Bank provides secured and unsecured credit lines to all of Alabama National’s Banks totaling approximately $671.5 million as of year-end 2003. At December 31, 2003, advances under these lines totaled $325.5 million, including $39.5 million classified as short-term and $286.0 million classified as long-term. Long-term liquidity needs are met through Alabama National’s deposit base (approximately 75.3% of Alabama National’s deposits at December 31, 2003, are considered core deposits), and the repayment of loans and other investments as they mature. Alabama National is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits, long-term borrowings and the amount and mix of longer-term investments in its portfolio.

One of the Banks, NBC, has pledged approximately $68.8 million in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility, which management views as a backup liquidity facility. At December 31, 2003, NBC had access to approximately $55.1 million under this facility, with no outstanding borrowings.

Alabama National, as a stand-alone corporation, has more limited access to liquidity sources than its Banks and depends on dividends from its subsidiaries as its primary source of liquidity. Alabama National’s liquidity is diminished by required payments on its outstanding short-term debt and junior subordinated debentures. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions, which may, but are not expected to, have a material negative impact on the liquidity available to Alabama National. (See Note 18 to the Alabama National’s Consolidated Financial Statements included in this Annual Report beginning at page F-1). If circumstances warrant, Alabama National’s short-term liquidity needs can also be met by additional borrowings of approximately $28.3 million representing the unused portion of Alabama National’s credit facility with an unrelated bank. See “Deposits and Other Interest–Bearing Liabilities—Borrowed Funds.”

Contractual Obligations

Alabama National has contractual obligations to make future payments on debt and lease agreements. Long-term debt, capital leases and junior subordinated debentures are reflected on the consolidated statements of financial condition, whereas, operating lease obligations for office space and equipment are not recorded on the consolidated statements of financial condition. Alabama National has no unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Notes 9 and 10 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1. Total contractual obligations of Alabama National as of December 31, 2003, are as follows.

CONTRACTUAL OBLIGATIONS

(Amounts in thousands)

	As of December 31, 2003
	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total
Long-term debt and capital leases	$26	$38,008	$81,000	$213,393	$332,427
Junior subordinated debentures payable to unconsolidated trusts	—	—	—	46,393	46,393
Operating lease obligations	2,073	3,819	3,504	16,787	26,183

Total contractual obligations	$2,099	$41,827	$84,504	$276,573	$405,003

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

CREDIT EXTENSION COMMITMENTS

(Amounts in thousands)

	As of December 31, 2003
	Expire in 1 year or less	Expire after 1 year through 3 years	Expire after 3 years through 5 years	Expire after 5 years	Total
Unfunded lines	$389,671	$118,425	$46,429	$149,679	$704,204
Letters of credit	17,358	4,338	25	6,466	28,187

Total credit extension commitments	$407,029	$122,763	$46,454	$156,145	$732,391

Off-Balance Sheet Arrangements

Alabama National’s significant off-balance sheet arrangements are primarily certain investments in low-income housing projects throughout its geographic area. Alabama National enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At December 31, 2003, Alabama National’s investments in such projects totaled $2.0 million. Alabama National acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Construction and permanent financing for these entities was obtained from independent third parties.

Alabama National has no remaining commitment to fund low income housing investments at December 31, 2003. Alabama National’s risk exposure relating to these entities is generally limited to the amount invested.

In the normal course of business, the Company is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. See additional discussion of lending related commitments at Credit Extension Commitments above.

Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. Alabama National adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Management does not believe the provisions of this standard will have a material impact on future operations of Alabama National. Due to the adoption of this statement the prepayment penalty incurred during the 2003 third quarter was recorded in noninterest expense rather than as an extraordinary item.

In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. Alabama National adopted the provisions of this Statement effective January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of Alabama National. Management does not believe the provisions of this standard will have a material impact on future operations of Alabama National.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Alabama National had previously adopted all provisions of SFAS No. 123. Accordingly, the initial adoption of SFAS No. 148 did not have an impact on the financial condition or results of operations of Alabama National, nor does management believe the provisions of this standard will have a material impact on future operations of Alabama National.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct and indirect guarantees of indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by Alabama National on January 1, 2003 has not had a material impact on the financial condition or results of operations of Alabama National. See Note 11, of the Consolidated Financial Statements included in this Annual Report beginning on page F-1, titled Commitments and Contingencies, for additional discussion of Alabama National’s financial guarantees as of December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development (LIHTC) and trust preferred securities structures because these entities or transactions constitute Alabama National’s primary FIN 46 and FIN 46R exposure. Management determined that Alabama National is not the primary beneficiary of the LIHTC investments and accordingly the partnerships were not consolidated. Alabama National’s interest in these partnerships as of December 31, 2003 totaled $1,990,000.

During 2003, Alabama National also analyzed the impact of FIN 46 and FIN 46R on certain trusts of Alabama National and determined that certain trusts created by the Company to issue trust preferred securities would require deconsolidation due to the provisions of FIN 46 and FIN 46R. Accordingly, as of December 31, 2003 Alabama National was required to deconsolidate these trusts. This deconsolidation required Alabama National to record junior subordinated debentures payable to trusts of $46,393,000, eliminate the guaranteed beneficial interest in subordinated debentures of $45,000,000 and record Alabama National’s investment in the trusts of $1,393,000 in other assets. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier I capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary, provide further appropriate guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory purposes.

Currently, other than the impact described above from the deconsolidation of the trust preferred securities, the adoption of FIN 46 and FIN 46R did not have a material impact on Alabama National’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 and FIN 46R is continuing to evolve and Alabama National’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, were required to be applied prospectively. The initial implementation of the Statement did not have a material affect on Alabama National’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The initial implementation of the Statement did not have a material affect on Alabama National’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pension and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, Alabama National has disclosed the required elements related to its defined benefit pension plans in Note 12 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1.

On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in the Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this interim guidance is expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on either Alabama National’s consolidated financial position or consolidated results of operations.

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

Industry Developments

Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. Alabama National is unable at this time to assess the impact of this legislation on its financial condition or results of operations. See “Supervision and Regulation” in Item 1.

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

SELECTED QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Unaudited)

	2003 Quarters				2002 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Summary of Operations:
Interest income	$43,030	$44,325	$45,257	$46,019	$43,957	$44,592	$45,860	$43,738
Interest expense	15,043	14,952	14,159	13,514	16,880	16,293	16,394	15,746
Net interest income	27,987	29,373	31,098	32,505	27,077	28,299	29,466	27,992
Provision for loan and lease losses	1,091	1,424	1,396	2,020	1,270	1,211	2,245	3,230
Securities gains	5	34	4	3	30	5	—	—
Noninterest income	18,740	21,502	21,868	16,148	13,197	13,361	16,183	18,388
Noninterest expense	31,491	34,337	35,625	30,439	26,455	27,586	30,174	29,390
Net income	9,525	10,164	10,581	10,776	8,608	8,782	9,018	9,294
Dividends on common stock	3,525	3,534	3,653	3,657	3,088	3,090	3,091	3,093

Per Common Share Data:
Book Value	$19.44	$21.02	$21.23	$21.76	$17.22	$17.92	$18.48	$18.95
Tangible book value (2)	17.79	18.14	18.38	18.99	15.66	16.35	16.84	17.28
Net income (diluted)	0.75	0.80	0.80	0.82	0.68	0.69	0.71	0.73
Dividends declared	0.285	0.285	0.285	0.285	0.25	0.25	0.25	0.25

Balance Sheet Highlights
At Period-End:
Total assets	$3,575,147	$2,891,969	$3,852,941	$3,820,112	$2,950,062	$3,144,348	$3,229,836	$3,316,168
Securities(1)	818,848	841,236	823,526	810,227	599,922	656,864	627,607	700,333
Loans held for sale	61,162	95,956	37,744	16,415	20,818	20,833	48,835	51,030
Loans and leases, net of unearned income	2,277,520	2,429,284	2,548,353	2,659,440	2,011,162	2,077,078	2,170,400	2,191,394
Allowance for loan and lease losses	33,247	35,595	36,979	36,562	29,613	30,680	32,674	32,704
Deposits	2,487,548	2,753,722	2,752,516	2,753,749	2,179,227	2,218,054	2,270,032	2,330,395
Short-term debt	95,200	59,150	61,150	36,150	91,100	72,100	77,100	152,100
Long-term debt	274,057	274,048	315,040	337,427	184,631	184,081	189,074	240,065
Stockholders’ equity	240,444	268,916	272,139	279,418	212,705	221,496	228,585	234,492

(1)	Does not include trading securities.

(2)

“Tangible book value per share” is computed by dividing tangible book value by the total number of common shares outstanding. “Tangible book Value” equals book value less goodwill and other intangible assets. Management believes that this measure is useful because it provides book value exclusive of goodwill and other intangible assets and because it is a measure used by many investors as part of their analysis of Alabama National. The following table sets forth a reconciliation of book value per share to tangible book value per share:

	2003 Quarters				2002 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Book value	$240,444	$268,916	$272,139	$279,418	$21,705	$221,496	$228,585	$234,492
Deduct: goodwill and other intangible assets	(20,389)	(36,778)	(36,475)	(35,587)	(19,209)	(19,428)	(20,379)	(20,622)
Tangible book value	220,055	232,138	235,664	243,831	193,496	202,068	208,206	213,870

Book value per common share	19.44	21.02	21.23	21.76	17.22	17.92	18.48	18.95
Effect of goodwill and intangible assets per share	(1.65)	(2.88)	(2.85)	(2.77)	(1.56)	(1.57)	(1.64)	(1.67)
Tangible book value per common share	$17.79	$18.14	$18.38	$18.99	$15.66	$16.35	$16.84	$17.28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2003, the end of the period covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in Alabama National’s periodic filings with the Securities and Exchange Commission.

There were no significant changes in Alabama National’s internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Alabama National’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Alabama National has adopted a Code of Business Conduct and Ethics for directors, officers (including Alabama National’s Chief Executive Officer and senior financial officers) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Other information required by this Item regarding Executive Officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2)—Financial Statements and Financial Statement Schedules.

Financial Statements:    The Consolidated Financial Statements of Alabama National and its subsidiaries, included herein (beginning on page F-1), are as follows:

Report of Independent Auditors—PricewaterhouseCoopers LLP

Consolidated Statements of Condition—December 31, 2003 and 2002

Consolidated Statements of Income—Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Financial Statement Schedules:    All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

The exhibits listed on the exhibit index beginning on page 59 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b) Reports on Form 8-K.

1.	Filing on Form 8-K to report third quarter earnings, filed on October 15, 2003, furnished under Item 12 of Form 8-K.

2.	Filing on Form 8-K to report the execution of a definitive merger agreement between Alabama National and Indian River Banking Company, filed on October 23, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 12th day of March, 2004.

ALABAMA NATIONAL BANCORPORATION

By:	/S/ JOHN H. HOLCOMB, III
John H. Holcomb, III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOHN H. HOLCOMB, III John H. Holcomb, III	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2004

/S/ VICTOR E. NICHOL, JR. Victor E. Nichol, Jr.	Vice Chairman and Director	March 12, 2004

/S/ DAN M. DAVID Dan M. David	Vice Chairman and Director	March 12, 2004

/S/ RICHARD MURRAY, IV Richard Murray, IV	President, Chief Operating Officer and Director	March 12, 2004

/S/ WILLIAM E. MATTHEWS, V William E. Matthews, V	Executive Vice President and Chief Financial Officer	March 12, 2004

/S/ SHELLY S. WILLIAMS Shelly S. Williams	Senior Vice President and Controller (principal accounting officer)	March 12, 2004

/S/ W. RAY BARNES W. Ray Barnes	Director	March 12, 2004

/S/ GRIFFIN A. GREENE Griffin A. Greene	Director	March 12, 2004

/S/ JOHN D. JOHNS John D. Johns	Director	March 12, 2004

/S/ JOHN J. MCMAHON, JR. John J. McMahon, Jr.	Director	March 12, 2004

Name	Title	Date

/S/ C. PHILLIP MCWANE C. Phillip McWane	Director	March 12, 2004

/S/ G. RUFFNER PAGE, JR. G. Ruffner Page, Jr.	Director	March 12, 2004

/S/ JOHN M. PLUNK John M. Plunk	Director	March 12, 2004

/S/ W. STANCIL STARNES W. Stancil Starnes	Director	March 12, 2004

/S/ WILLIAM D. MONTGOMERY William D. Montgomery	Director	March 12, 2004

/S/ C. LLOYD NIX C. Lloyd Nix	Director	March 12, 2004

/S/ JOHN V. DENSON John V. Denson	Director	March 12, 2004

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Restated Certificate of Incorporation	(16)

3.2	Amended and Restated ByLaws	(22)

10.1	Lease Agreement dated June 1, 2000 between Woodward Properties, LLP and NBC	(11)

10.1A	First Amendment to Lease Agreement dated December 31, 2001 between Woodward Properties, LLP and NBC	(18)

10.1B	Second Amendment to Lease Agreement dated March 1, 2002 between Woodward Properties, LLP and NBC	(18)

10.2	Credit Agreement between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(3)

10.2A	Promissory Note between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(3)

10.2B	Pledge Agreement between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(3)

10.2C	First Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated February 10, 1997	(5)

10.2D	Second Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated January 19, 1998	(6)

10.2E	Third Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated June 23, 1999	(7)
10.2F	Fourth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated June 20, 2000	(10)
10.2G	Fifth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2001	(14)

10.2H	Sixth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2002	(17)

10.2I	Fourth AmSouth Bank Note Modification Agreement dated May 31, 2002(18)

10.2J	Seventh Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2003	(19)

10.2K	Fifth AmSouth Bank Note Modification Agreement dated May 31, 2003	(19)

10.3	Second Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan	(9)

10.4	Alabama National BanCorporation Plan for Deferral of Compensation for Directors Who Are Not Employees of the Company	(4)

10.5	Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees and Employee-Directors of Peoples State Bank of Groveland	(18)

10.6	Alabama National BanCorporation 1994 Stock Option Plan	(1)

10.7	Form of Stock Option Agreement utilized in connection with the 1994 Stock Option Plan	(2)

10.8	Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks, and amendments thereto	(18)

10.9	NBC Pension Plan (amended and restated effective January 1, 1997)	(8)

Exhibit Number	Description	Reference

10.10	First American Bancorp Non-Qualified Stock Option Agreement with Dan M. David dated March 7, 1997	(6)

10.11	Alabama National BanCorporation 1999 Long-Term Incentive Plan	(8)

10.11A	Amendment Number One to Alabama National BanCorporation 1999 Long-Term Incentive Plan	(18)

10.12	Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees	(13)
10.13	Alabama National BanCorporation Employee Capital Accumulation Plan (amended and restated effective January 1, 2000)	(8)

10.14	Non-Qualified Option Agreement dated as of January 1, 2000 between John R. Bragg and Alabama National BanCorporation	(12)

10.15	Non-Qualified Option Agreement dated as of January 1, 2000 between John H. Holcomb, III and Alabama National BanCorporation	(12)

10.16	Non-Qualified Option Agreement dated as of January 1, 2000 between William E. Matthews, V and Alabama National BanCorporation	(12)

10.17	Non-Qualified Option Agreement dated as of January 1, 2000 between Richard Murray, IV and Alabama National BanCorporation	(12)

10.18	Non-Qualified Option Agreement dated as of January 1, 2000 between Dan M. David and Alabama National BanCorporation	(12)

10.19	Non-Qualified Option Agreement dated as of January 1, 2000 between Victor E. Nichol, Jr. and Alabama National BanCorporation	(12)

10.20	Non-Qualified Option Agreement dated as of January 1, 2000 between Shelly S. Williams and Alabama National BanCorporation	(12)

10.21	Employment Continuation Agreement dated as of September 21, 2000 between John R. Bragg and Alabama National BanCorporation	(12)

10.22	Employment Continuation Agreement dated as of September 21, 2000 between John H. Holcomb, III and Alabama National BanCorporation	(12)

10.23	Employment Continuation Agreement dated as of September 21, 2000 between William E. Matthews, V and Alabama National BanCorporation	(12)

10.24	Employment Continuation Agreement dated as of September 21, 2000 between Richard Murray, IV and Alabama National BanCorporation	(12)

10.25	Employment Continuation Agreement dated as of September 21,2000 between Victor E. Nichol, Jr. and Alabama National BanCorporation	(12)

10.26	Employment Continuation Agreement dated as of September 21, 2000 between Dan M. David and Alabama National BanCorporation	(12)

10.27	The Farmers National Bank of Opelika Key Personnel Stock Option Plan, effective date B October 28, 1992	(15)

10.28	Second Amendment and Restatement of the Alabama National BanCorporation Annual Incentive Plan	(15)

10.29	Alabama National BanCorporation Performance Share Plan for Certain Members of the Madison County Advisory Board of Directors of First American Bank	(18)

10.30	Amended and Restated Alabama National BanCorporation Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A.	(18)

Exhibit Number	Description	Reference
10.31	Amendment Number One to Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A., dated October 16, 2002	(18)

10.32	Millennium Bank Director’s Stock Option Plan, and amendments thereto	(22)

10.33	Millennium Bank Officers’ and Employees’ Stock Option Plan, and amendments thereto	(22)

10.34	Cypress Bank Director’s Stock Option Plan	(22)

10.35	Cypress Bank Officer’s and Employee’s Stock Option Plan	(22)

10.36	Indian River 1999 Director Fee Stock Option Plan, and amendments thereto	(22)

10.37	Indian River Banking Company 1999 Stock Option Plan	(22)

10.38	Amended and Restated Declaration of Trust among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others dated December 18, 2001	(15)

10.39	Indenture dated December 18, 2001 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(15)

10.40	Guaranty Agreement dated December 18, 2001 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(15)

10.41	Amended and Restated Declaration of Trust dated December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others	(18)

10.42	Indenture dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(18)

10.43	Guaranty Agreement dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(18)

10.44	Amended and Restated Declaration of Trust dated September 26, 2003, between Alabama National BanCorporation, U.S. Bank National Association, and others	(20)

10.45	Indenture dated September 26, 2003, between Alabama National BanCorporation and U.S. Bank National Association	(20)

10.46	Guarantee Agreement dated September 23, 2003, between Alabama National BanCorporation and U.S. Bank National Association	(20)

10.47	Amended and Restated Trust Agreement dated September 30, 2002, among Indian River Banking Company, Wells Fargo Bank, National Association, and others	(22)

10.47A	First Amendment to Amended and Restated Trust Agreement dated November 19, 2003, among Indian River Banking Company, Wells Fargo Bank, National Association, Alabama National BanCorporation and Others	(22)

10.48	Indenture dated September 30, 2002, between Indian River Banking Company and Wells Fargo Bank, National Association	(22)

10.48A	First Supplemental Indenture dated November 19, 2003 among Indian River Banking Company, Wells Fargo Bank, National Association, Alabama National BanCorporation	(22)

10.49	Trust Preferred Securities Guarantee Agreement dated September 30, 2002, between Indian River Banking Company and Wells Fargo Bank, National Association	(22)

Exhibit Number	Description	Reference

10.49A	First Amendment to Trust Preferred Securities Guarantee Agreement dated November 19, 2003 by and among Indian River Banking Company, Wells Fargo Bank, National Association, and Alabama National BanCorporation	(22)

10.50	Agreement and Plan of Merger dated October 22, 2003 between Indian River Banking Company and Alabama National BanCorporation	(21)

14.1	Alabama National BanCorporation Code of Business Conduct and Ethics	(22)

21.1	Subsidiaries of Alabama National BanCorporation	(22)

23.1	Consent of PricewaterhouseCoopers L.L.P.	(22)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(22)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(22)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(22)

(1)	Filed as an Exhibit to Alabama National’s Annual Report on Registration Statement on Form S-1 (Registration No. 33-83800) and incorporated herein by reference.
(2)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(3)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(4)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(5)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
(6)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(7)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
(8)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(9)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(10)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(11)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(12)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(13)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(14)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(15)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(16)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(17)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(18)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(19)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(20)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.
(21)	Filed as Appendix A to Alabama National’s Registration Statement on Form S-4 (Registration No. 333-111417) and is incorporated herein by reference.
(22)	Filed herewith.

Alabama National BanCorporation

and Subsidiaries

Consolidated Financial Statements

December 31, 2003 and 2002 and the

Three Years Ended December 31, 2003

Report of Independent Auditors

To the Stockholders and Board of Directors

Alabama National BanCorporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets.

/s/    PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama

February 18, 2004, except for Note 22 as to which

    the date is February 27, 2004

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands, except share data)

As of December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$123,086	$99,561
Interest-bearing deposits in other banks	10,019	12,621
Federal funds sold and securities purchased under agreements to resell	16,534	77,957
Trading securities, at fair value	109	1,645
Investment securities (fair value $271,536 and $357,812 for 2003 and 2002, respectively)	271,035	355,445
Securities available for sale, at fair value	539,192	344,888
Loans held for sale	16,415	51,030
Loans and leases	2,662,358	2,193,702
Unearned income	(2,918)	(2,308)

Loans and leases, net of unearned income	2,659,440	2,191,394
Allowance for loan and lease losses	(36,562)	(32,704)

Net loans and leases	2,622,878	2,158,690
Property, equipment and leasehold improvements, net	77,291	72,337
Goodwill	30,964	15,925
Other intangible assets, net	4,623	4,697
Cash surrender value of life insurance	59,425	56,146
Receivables from investment division customers	12,966	28,987
Other assets	35,575	36,239

Total assets	$3,820,112	$3,316,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$404,755	$336,172
Interest bearing	2,348,994	1,994,223

Total deposits	2,753,749	2,330,395
Federal funds purchased and securities sold under agreements to repurchase	358,393	290,637
Treasury, tax and loan accounts	1,431	629
Accrued expenses and other liabilities	41,577	42,328
Payable for securities purchased for investment division customers	11,967	25,522
Short-term borrowings	41,150	152,100
Long-term debt	332,427	240,065

Total liabilities	3,540,694	3,081,676
Commitments and contingencies (see Notes 10 and 11)
Stockholders’ equity:
Common stock, $1 par; 27,500,000 shares authorized; 12,838,844 and 12,424,544 shares issued at December 31, 2003 and 2002, respectively	12,839	12,425
Additional paid-in capital	126,370	105,355
Retained earnings	140,028	115,281
Treasury stock at cost, 48,713 shares at December 31, 2002	—	(1,312)
Accumulated other comprehensive income, net of tax	181	2,743

Total stockholders’ equity	279,418	234,492

Total liabilities and stockholders’ equity	$3,820,112	$3,316,168

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share data)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income:
Interest and fees on loans	$145,931	$143,498	$147,922
Interest on securities	31,873	33,660	29,055
Interest on deposits in other banks	98	165	510
Interest on trading securities	94	81	119
Interest on federal funds sold	635	743	1,931

Total interest income	178,631	178,147	179,537

Interest expense:
Interest on deposits	42,231	49,772	71,412
Interest on federal funds purchased	3,278	4,187	8,696
Interest on short-term borrowings	1,431	2,246	1,842
Interest on long-term borrowings	10,728	9,108	8,443

Total interest expense	57,668	65,313	90,393

Net interest income	120,963	112,834	89,144
Provision for loan and lease losses	5,931	7,956	3,946

Net interest income after provision for loan and lease losses	115,032	104,878	85,198

Noninterest income:
Service charges on deposit accounts	14,091	12,081	9,497
Investment services income	18,710	13,576	13,717
Securities brokerage and trust income	15,867	13,590	8,800
Gain on origination and sale of mortgages	16,289	10,860	7,431
Insurance commissions	3,477	2,837	2,126
Bank owned life insurance	2,747	3,018	2,412
Securities gains	46	35	246
Other	7,077	5,167	4,478

Total noninterest income	78,304	61,164	48,707

Noninterest expense:
Salaries and employee benefits	64,826	57,687	45,329
Commission based compensation	22,182	16,498	12,868
Occupancy and equipment expense, net	12,886	11,603	9,722
Amortization of intangibles	1,041	832	1,145
Legal and professional fees	3,701	3,602	3,331
Other	27,228	23,355	19,838

Total noninterest expense	131,864	113,577	92,233

Income before provision for income taxes and minority interest in earnings of consolidated subsidiaries	61,472	52,465	41,672
Provision for income taxes	20,398	16,735	13,232

Income before minority interest in earnings of consolidated subsidiaries	41,074	35,730	28,440
Minority interest in earnings of consolidated subsidiaries	28	28	25

Net income available for common shares	$41,046	$35,702	$28,415

Weighted average common shares outstanding:
Basic	12,748	12,361	11,853

Diluted	12,957	12,683	12,141

Earnings per common share:
Basic	$3.22	$2.89	$2.40

Diluted	$3.17	$2.81	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net income	$41,046	$35,702	$28,415
Other comprehensive income:
Unrealized (losses) gains on securities available for sale arising during the period	(3,868)	2,615	3,100
Less: Reclassification adjustment for net gains included in net income	46	35	246

Other comprehensive (expense) income, before taxes	(3,914)	2,580	2,854
Provision for (benefit of) income taxes related to items of other comprehensive income (expense)	(1,352)	895	982

Other comprehensive income (loss)	(2,562)	1,685	1,872

Comprehensive income	$38,484	$37,387	$30,287

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

For the Years Ended December 31, 2003, 2002 and 2001

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Taxes	Total Equity
Balance, December 31, 2000	11,921,628	$11,922	$86,115	$77,812	$(3,431)	$(814)	$171,604
Net income				28,415			28,415
Common stock dividends declared ($0.92 per share)				(11,003)			(11,003)
Issuance of stock in purchase business combinations	502,916	503	15,729				16,232
Cash in lieu of fractional shares and other			(10)				(10)
Exercise of stock options and issuance of shares related to deferred compensation plans			667	(2,302)	2,007		372
Stock based compensation			1,123	(56)			1,067
Purchase of treasury stock at cost					(663)		(663)
Change in unrealized gains on available for sale securities, net of taxes						1,872	1,872

Balance, December 31, 2001	12,424,544	12,425	103,624	92,866	(2,087)	1,058	207,886
Net income				35,702			35,702
Common stock dividends declared ($1.00 per share)				(12,362)			(12,362)
Exercise of stock options and issuance of shares related to deferred compensation plans			271	(841)	775		205
Stock based compensation			1,460	(84)			1,376
Change in unrealized gains on available for sale securities, net of taxes						1,685	1,685

Balance, December 31, 2002	12,424,544	12,425	105,355	115,281	(1,312)	2,743	234,492
Net income				41,046			41,046
Common stock dividends declared ($1.14 per share)				(14,369)			(14,369)
Issuance of stock in purchase business combinations	395,244	395	19,131				19,526
Exercise of stock options and issuance of shares related to deferred compensation plans	19,056	19	292	(1,817)	2,212		706
Stock based compensation			1,592	(113)			1,479
Purchase of treasury stock at cost					(900)		(900)
Change in unrealized gains (losses) on available for sale securities, net of taxes						(2,562)	(2,562)

Balance, December 31, 2003	12,838,844	$12,839	$126,370	$140,028	$—	$181	$279,418

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$41,046	$35,702	$28,415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,931	7,956	3,946
Deferred tax provision	2,716	2,963	2,540
Depreciation and amortization	6,818	5,797	5,396
(Gain) loss on disposition and liquidation of assets and liabilities	(78)	16	5
Securities gains	(46)	(35)	(246)
Loss (gain) on disposal of other real estate	80	(572)	(12)
Write-down of other real estate owned	141	374	249
Income earned on bank owned life insurance	(2,747)	(3,018)	(2,412)
Stock based compensation	1,488	1,453	1,103
Net amortization of securities	803	(350)	(323)
Net decrease (increase) in trading securities	1,536	(304)	(764)
Minority interest in earnings of consolidated subsidiaries	28	28	25
Change in loans held for sale	34,615	(14,476)	(31,328)
Decrease (increase) in other assets	15,415	(22,683)	(1,142)
(Decrease) increase in other liabilities	(15,524)	20,803	9,310
Other	—	—	(19)

Net cash provided by operating activities	92,222	33,654	14,743

Cash flows from investing activities:
Purchases of investment securities	(209,133)	(401,806)	(242,211)
Proceeds from calls and maturities of investment securities	293,384	281,357	70,348
Purchases of securities available for sale	(968,263)	(552,999)	(382,780)
Proceeds from sales of securities available for sale	52,574	15,508	25,001
Proceeds from calls and maturities of securities available for sale	741,110	528,260	397,444
Net decrease (increase) in interest-bearing deposits in other banks	2,602	(1,808)	(3,183)
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	69,905	(45,716)	22,743
Net increase in loans	(406,150)	(233,870)	(154,358)
Purchases of property, equipment and leasehold improvements	(6,734)	(16,000)	(8,898)
Proceeds from sale of property and liquidation of assets	843	88	57
Proceeds from sale of other real estate owned	7,048	2,436	3,205
Costs capitalized on other real estate owned	—	(284)	(180)
Cash paid for bank owned life insurance	(700)	—	(1,986)
Net cash (paid) acquired in purchase acquisitions	(2,952)	(551)	7,062

Net cash used in investing activities	(426,466)	(425,385)	(267,736)

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Cash Flow, Continued

(in thousands)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from financing activities:
Net increase in deposits	331,947	263,636	84,177
Increase in federal funds purchased and securities sold under agreements to repurchase	60,397	50,577	73,480
Net (decrease) increase in short-term borrowings and capital leases	(115,148)	80,889	(20,499)
Proceeds from long-term debt	103,000	55,984	125,705
Repayments of long-term debt	(7,031)	(25,550)	—
Dividends on common stock	(14,369)	(12,362)	(11,003)
Purchase of treasury stock	(900)	—	(663)
Other	(127)	(144)	(418)

Net cash provided by financing activities	357,769	413,030	250,779

Increase (decrease) in cash and cash equivalents	23,525	21,299	(2,214)
Cash and cash equivalents, beginning of year	99,561	78,262	80,476

Cash and cash equivalents, end of year	$123,086	$99,561	$78,262

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,465	$66,851	$92,699

Cash paid for income taxes	$17,528	$15,169	$9,796

Supplemental schedule of noncash investing activities:
Foreclosure of other real estate owned	$5,258	$2,874	$2,465

Transfer of property to other real estate owned	$—	$—	$465

Change in unrealized holding gains and losses on securities available for sale	$(2,562)	$1,685	$1,872

Assets acquired and liabilities assumed in merger transactions (Note 2)
Assets acquired in business combinations	$122,727	$1,453	$187,649

Liabilities assumed in business combinations	$99,956	$—	$178,479

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

1.	Nature of Business and Summary of Significant Accounting Policies

Alabama National BanCorporation and Subsidiaries (the Company) provides a full range of banking and bank-related services to individual and corporate customers through its twelve subsidiary banks located in Alabama, Georgia, and Florida.

Basis of Presentation and Principles of Consolidation

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and with general financial services industry practices. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, valuation of goodwill, other intangible assets and related impairment analyses, benefit plan obligations and expenses and income tax assets and liabilities.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks.

Securities

Investment securities are stated at amortized cost as a result of management’s ability and intent to hold the securities until maturity. Premiums and discounts are amortized/accreted using the effective interest method.

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

Loans and Leases

Interest income with respect to loans is recognized when earned. Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs. Loan origination fees and costs are deferred and recognized as adjustments to income over the life of the related loans. Unearned income is amortized to income using the interest method.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The Company provides equipment financing to its customers through a variety of lease arrangements. Leases are carried at the aggregate of lease payments to be received plus estimated residual value of the leased property, less unearned income.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance for loan and lease losses when management believes the collection of principal is unlikely. The allowance is management’s estimate of probable inherent losses on existing loans and leases, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loans and leases, and current economic conditions which may affect the borrower’s ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. Payments received on such loans are applied first to principal until the recoverability of the obligation is assured. Any remaining payments are then allocated as additional reductions of principal and interest income.

Property, Equipment, and Leasehold Improvements

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

Other Real Estate

Other real estate, which primarily consists of property acquired by foreclosure, is recorded at the fair value less estimated selling costs. Other real estate is not depreciated. Losses, representing the difference between the sales price and the carrying value of the property, are recorded on the date of the sale, while gains on sales financed by the Company are deferred until the initial and continuing investment by the borrower equals or exceeds specified levels. Gains on all other sales are recorded when realized. Other real estate at December 31, 2003 and 2002 totaled $699,000 and $2,569,000, respectively.

Other Intangible Assets

Other intangible assets relate to core deposits and insurance customer lists. Other intangibles are amortized over a period based on the expected life of the intangible, generally five to ten years, using either the straight-line or accelerated methods of amortization.

Goodwill

The adoption of Statement of Financial Accounting Standards (SFAS) No. 142 resulted in the Company no longer amortizing goodwill. Prior to 2002, goodwill was amortized over periods ranging from 15 to 25

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

years. After January 1, 2002, the Company tests goodwill for impairment at least annually. There has been no impairment resulting from impairment tests.

Software Costs

Software costs, which primarily represent costs to acquire third party software packages, have a recorded cost of approximately $5,788,000 and $5,211,000 and related accumulated amortization of approximately $3,818,000 and $3,307,000 are included in other assets at December 31, 2003 and 2002, respectively. Amortization expense related to capitalized software costs totaled approximately $504,000, $421,000, and $338,000 during 2003, 2002, and 2001, respectively.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense reflects cash to be paid for taxes for the applicable period. Deferred income taxes are recognized due to temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for the amount of the deferred tax items for which it is more likely than not that realization will not occur.

Stock-Based Employee Compensation

The Company uses a fair value-based method of accounting for compensation costs. Compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the related service period. The Company has fully adopted and implemented the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and has recorded compensation costs in accordance with these provisions. As such, there are no additional pro forma expenses or disclosure requirements. As discussed further under Recently Issued Accounting Standards, the issuance of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, did not have an impact on the financial condition or results of operations of the Company.

Advertising Costs

The Company expenses the costs of advertising when those costs are incurred.

Collateral Requirements

The Company requires collateral for certain transactions with retail and commercial customers. Specifically, margin loans made for the purpose of borrowing against marketable investment securities generally do not exceed 50% of the total market value of a customer’s marginable securities portfolio at the time of the transaction and no more than 70% at anytime thereafter. Repurchase agreements, limited to commercial customers and correspondent banks, generally do not exceed the market value of securities used to secure such transactions at the time of the transaction or thereafter. Federal funds sold are made to correspondent banks on an unsecured basis and generally do not exceed limits established for each bank resulting from evaluation of the bank’s financial position.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the 2003 presentation.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. SFAS No. 145 relates to the recording of

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

gains and losses from the extinguishment of debt to be classified as operating income, as opposed to previous requirements which reflected such gains and losses as extraordinary items. SFAS No. 145 is effective for fiscal years beginning on or after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations of the Company. Due to the adoption of this statement the FHLB prepayment penalty incurred during the 2003 third quarter was recorded in noninterest expense rather than as an extraordinary item.

In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. The Company adopted the provisions of this Statement effective January 1, 2003. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company had previously adopted all provisions of SFAS No. 123. Accordingly, the initial adoption of SFAS No. 148 did not have an impact on the financial condition or results of operations of the Company, nor does management believe the provisions of this standard will have a material impact on future operations of the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct and indirect guarantees of indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a material impact on the financial condition or results of operations of the Company. See Note 11, Commitments and Contingencies for additional discussion of the Company’s financial guarantees as of December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development (LIHTC) and trust preferred securities structures because these entities or transactions constitute the Company’s primary FIN 46 and FIN 46R exposure. Management determined that the Company is not the primary beneficiary of the LIHTC investments and accordingly the partnerships were not consolidated. The Company’s interest in these partnerships as of December 31, 2003 was $1,990,000.

During 2003, the Company also analyzed the impact of FIN 46 and FIN 46R on certain trusts of the Company and determined that certain trusts created by the Company to issue trust preferred securities would require deconsolidation due to the provisions of FIN 46 and FIN 46R. Accordingly, as of December 31, 2003 the Company was required to deconsolidate these trusts. This deconsolidation required the Company to record junior subordinated debentures of $46,393,000, eliminate the guaranteed beneficial interest in subordinated debentures of $45,000,000 and record the Company’s investment in the trusts of $1,393,000 in other assets. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier I capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary, provide further appropriate guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory purposes.

Currently, other than the impact described above from the deconsolidation of the trust preferred securities, the adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 and FIN 46R is continuing to evolve and the Company’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, were required to be applied prospectively. The initial implementation of the Statement did not have a material affect on the Company’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The initial implementation of the Statement did not have a material affect on the Company’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

In December 2003, the FASB issued SFAS No.132 (revised 2003), Employers’ Disclosures about Pension and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit pension plans in Note 12 to these consolidated financial statements.

On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is Included in the Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this interim guidance is expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

2.	Business Combinations

On June 19, 2003, the Company acquired Millennium Bank in Gainesville, Florida (Millennium) in a business combination accounted for under the purchase method. The Company issued approximately 395,000 shares of common stock to existing Millennium shareholders at an exchange ratio of 0.63115 shares of the Company’s common stock for each share of Millennium common stock. In addition to the Company’s common stock, each shareholder electing to receive the Company’s common stock received cash of $1.52 for each share of Millennium common stock. The Millennium shareholders had the option to receive cash instead of the Company’s common stock, and Millennium shareholders making this election received $48.80 for each share of Millennium common stock. Total cash consideration paid was approximately $4.6 million. Upon completion of the acquisition, Millennium became a wholly owned subsidiary of the Company and continues to operate under its existing name, management and board of directors.

On December 14, 2001, the Company acquired Farmers National BancShares, Inc. (Farmers) in a business combination accounted for under the purchase method. The Company issued approximately 550,000 shares of common stock and common stock equivalents to existing Farmers shareholders at an exchange ratio of 0.53125 shares of the Company’s common stock for each share of Farmers stock. Subsequent to the completion of the acquisition, the operations of Farmers were merged into First American Bank, a subsidiary of the Company.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The following table summarizes the fair values of the assets acquired and liabilities assumed of Millennium and Farmers at the date of acquisition (in thousands):

	Millennium	Farmers
Cash	$1,643	$8,153
Securities	24,237	46,058
Federal funds sold and securities purchased under agreements to resell	8,482	24,724
Net loans	69,227	99,203
Other assets	3,831	11,248
Goodwill	15,982	5,232
Core deposit intangible	968	1,184

Total assets acquired	124,370	195,802

Deposits	91,407	175,486
Other liabilities	8,549	2,993

Total liabilities assumed	99,956	178,479

Net assets acquired	$24,414	$17,323

The acquisition of Millennium and Farmers resulted in the recognition of $16,950,000 and $6,416,000 of intangible assets, respectively. The Company allocated $968,000 and $1,184,000 of the total intangible to core deposits, respectively. This allocation was based upon the Company’s valuation of the core deposits of Millennium and Farmers. Factors considered in the valuation included: (1) the rate and maturity structure of the interest-bearing liabilities, (2) estimated retention rates for each deposit liability category and (3) the current interest rate environment. The core deposit intangible created is being amortized over the expected useful life not to exceed seven years. The remaining intangible was allocated to goodwill.

The following table presents unaudited proforma results of operations for the years ended December 31, 2003 and 2002, as if the Millennium acquisition had occurred at January 1, 2003 and 2002, respectively. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been, if the Millennium acquisition had occurred at those dates:

	2003	2002
	(in thousands, except per share amount)
Total revenue*	$201,861	$178,412
Net income	$41,414	$36,209
Basic EPS	$3.20	$2.84
Diluted EPS	$3.15	$2.76

* Total revenue consists of net interest income and noninterest income

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

For the Years Ended December 31, 2003, 2002 and 2001

3.	Goodwill and Other Acquired Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of the Company’s operating segments for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, January 1, 2002	$12,120	$2,693
Other goodwill additions	1,112	—

Balance, December 31, 2002	13,232	2,693
Acquired goodwill	15,982	—
Other goodwill adjustments	(943)	—

Balance, December 31, 2003	$28,271	$2,693

Each segment was tested for impairment on January 1, 2002, when the Company initially adopted SFAS No. 142 and on each of December 31, 2003 and 2002. The fair value of each reporting unit was estimated using the present value of expected future cash flows. The impairment test indicated that no impairment charge was required at either test date.

Intangible assets as of December 31, 2003 and 2002 are detailed in the following table (in thousands):

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$7,938	$(4,342)	$3,596
Other customer intangibles	1,453	(426)	1,027

Total amortizing intangible assets	$9,391	$(4,768)	$4,623

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$6,970	$(3,591)	$3,379
Other customer intangibles	1,453	(135)	1,318

Total amortizing intangible assets	$8,423	$(3,726)	$4,697

During the years ended December 31, 2003 and 2002, the Company recognized no amortization expense related to goodwill, and recognized $518,000 of goodwill amortization expense in the year ended December 31, 2001. The Company recognized $1,042,000, $832,000, and $627,000 of other intangible amortization expense for the years ended December 31, 2003, 2002 and 2001, respectively. Based upon the intangible assets as of December 31, 2003, aggregate amortization expense for the years ending December 31, 2004 through December 31, 2008 is estimated to be $1,086,000, $1,011,000, $956,000, $747,000 and $426,000, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The following table presents actual results and adjusted net income and adjusted earnings per share, assuming the nonamortization provisions of SFAS No. 142 were effective at the beginning of the periods presented (in thousands, except per share data):

	For the Year Ended December 31,
	2003	2002	2001
Net income:
Reported net income	$41,046	$35,702	$28,415
Add back:
Goodwill amortization, net of taxes	—	—	342

Net income excluding goodwill amortization, net of taxes	$41,046	$35,702	$28,757

Basic net income per common share:
Reported net income	$3.22	$2.89	$2.40
Add back:
Goodwill amortization, net of taxes	—	—	.03

Net income excluding goodwill amortization, net of taxes	$3.22	$2.89	$2.43

Weighted average shares outstanding (basic)	12,748	12,361	11,853

Diluted net income per common share:
Reported net income	$3.17	$2.81	$2.34
Add back:
Goodwill amortization, net of taxes	—	—	.03

Net income excluding goodwill amortization, net of taxes	$3.17	$2.81	$2.37

Weighted average shares outstanding (diluted)	12,957	12,683	12,141

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

4.	Securities

The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$23,962	$248	$198	$24,012
Obligations of states and political subdivisions	1,553	50	—	1,603
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	245,520	1,970	1,569	245,921

Totals	$271,035	$2,268	$1,767	$271,536

Securities available for sale:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$318,886	$887	$1,870	$317,903
Obligations of states and political subdivisions	40,922	1,542	79	42,385
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	160,871	1,097	1,284	160,684
Equity securities	18,220	—	—	18,220

Totals	$538,899	$3,526	$3,233	$539,192

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$42,211	$14	$—	$42,225
Obligations of states and political subdivisions	3,704	132	—	3,836
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	309,530	2,225	4	311,751

Totals	$355,445	$2,371	$4	$357,812

Securities available for sale:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$100,211	$938	$—	$101,149
Obligations of states and political subdivisions	30,754	1,304	23	32,035
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	190,169	2,110	122	192,157
Equity securities	19,547	—	—	19,547

Totals	$340,681	$4,352	$145	$344,888

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Equity securities are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock. These holdings are required under regulatory guidelines.

Maturities of securities at December 31, 2003 are summarized as follows (in thousands):

	Investment Securities		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$340	$343	$7,436	$7,599
Due after one year through five years	19,594	19,625	198,723	198,005
Due after five years through ten years	5,581	5,647	137,114	137,626
Due after ten years	—	—	16,535	17,058
Mortgage-backed securities	245,520	245,921	160,871	160,684
Equity securities	—	—	18,220	18,220

Totals	$271,035	$271,536	$538,899	$539,192

Gross gains of $117,000, $35,000 and $246,000 were realized on the sale of securities during 2003, 2002 and 2001, respectively, and there were gross realized losses of $71,000 during 2003.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities:
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$14,764	$198	$—	$—	$14,764	$198
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	99,924	1,569	—	—	99,924	1,569

Total debt securities	114,688	1,767	—	—	114,688	1,767
Equity securities	—	—	—	—	—	—

Total investment securities	$114,688	$1,767	$—	$—	$114,688	$1,767

Securities Available for Sale:
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$114,096	$1,870	$—	$—	$114,096	$1,870
Obligations of states and political subdivisions	3,529	78	126	1	3,655	79
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	89,824	1,282	149	2	89,973	1,284

Total debt securities	207,449	3,230	275	3	207,724	3,233
Equity securities	—	—	—	—	—	—

Total securities available for sale	$207,449	$3,230	$275	$3	$207,724	$3,233

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2003, three debt securities have been in a loss position for more than twelve months and a total of 134 debt securities that have been in a loss position for less than twelve months. The losses for all securities are a direct result of declining interest rates and the effect that declining rates has on the value of debt securities and not the credit worthiness of the issuers. Therefore the Company has not recognized any other-than-temporary impairments.

5.	Loans and Leases

Major classifications of loans and leases at December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Commercial, financial, and agricultural	$265,923	$253,569
Real estate:
Construction	530,024	311,259
Mortgage—residential	676,658	616,651
Mortgage—commercial	814,904	699,403
Mortgage—other	9,412	5,672
Consumer	74,137	78,342
Lease financing receivables	77,857	80,113
Securities brokerage margin loans	15,407	14,502
Other	198,036	134,191

Gross loans and receivables	2,662,358	2,193,702
Less unearned income	(2,918)	(2,308)

Loans and leases, net of unearned income	2,659,440	2,191,394
Less allowance for loan and lease losses	(36,562)	(32,704)

Net loans and leases	$2,622,878	$2,158,690

In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $64,035,000 and $63,250,000 at December 31, 2003 and 2002, respectively. During 2003 and 2002, new loans of $40,348,000 and $47,130,000 were funded and reductions totaled $39,563,000 and $29,565,000, respectively.

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $9,817,000 and $10,282,000 at December 31, 2003 and 2002, respectively. If these loans had been current throughout their terms, gross interest income for the years ended December 31, 2003 and 2002, respectively, would have increased by approximately $474,000 and $540,000.

At December 31, 2003 and 2002, the recorded net investment in loans for which impairment has been recognized totaled $9,817,000 and $10,282,000, respectively. Management of the Company believes that the value of these impaired loans on the Company’s books is less than the recoverable value of the loans.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The Company did not recognize any material interest income on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 2003 and 2002 were measured for impairment primarily using the fair value of the collateral. The average investment on these loans for the years ended December 31, 2003 and 2002 amounted to $7,965,000 and $7,981,000, respectively.

All of the loans identified as being impaired have been specifically allocated a portion of the allowance for loan and lease losses. This specifically allocated portion of the allowance totaled $2,041,000 and $704,000 at December 31, 2003 and 2002, respectively.

The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia, and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

6.	Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Balance, beginning of year	$32,704	$28,519	$22,368
Loans charged off	(5,819)	(6,236)	(3,359)
Recoveries	2,751	2,465	1,692

Net charge-offs	(3,068)	(3,771)	(1,667)
Provision charged to operations	5,931	7,956	3,946
Additions to allowance through acquisition	995	—	3,872

Balance, end of year	$36,562	$32,704	$28,519

7.	Property, Equipment, and Leasehold Improvements

Major classifications of property, equipment, and leasehold improvements at December 31, 2003 and 2002 are summarized as follows (in thousands):

	Estimated Useful Lives	2003	2002
Land		$21,641	$19,365
Buildings and improvements	5—45 years	49,511	43,678
Leasehold improvements	10—30 years	7,602	7,334
Furniture, equipment, and vault	3—30 years	42,537	38,733
Construction in progress		1,475	4,369

		122,766	113,479
Less accumulated depreciation and amortization		(45,475)	(41,142)

Property, equipment, and leasehold improvements, net		$77,291	$72,337

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

8.	Deposits

Deposits at December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Demand deposit accounts	$404,755	$336,172
NOW accounts	528,766	476,721
Savings and money market accounts	521,440	378,361
Time deposits less than $100,000	619,229	635,827
Time deposits of $100,000 or more	679,559	503,314

Total deposits	$2,753,749	$2,330,395

At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

2004	$986,812
2005	170,576
2006	44,898
2007	42,043
2008	53,099
Thereafter	1,360

Total	$1,298,788

Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 2003 and 2002 were approximately $40,600,000 and $31,157,000, respectively.

9.	Short and Long-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase are summarized as follows (in thousands):

	2003	2002
Federal funds purchased	$233,003	$149,174
Securities sold under agreements to repurchase	125,390	141,463

Total federal funds purchased and securities sold under agreements to repurchase	$358,393	$290,637

Short-term borrowings are summarized as follows (in thousands):

	2003	2002
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 1.89125% and 2.16938% at December 31, 2003 and 2002, respectively; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2004	$1,650	$19,100
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.15% and 1.30% at December 31, 2003 and 2002, respectively; collateralized by FHLB stock and certain first real estate mortgages	24,500	93,000
FHLB borrowings due at various maturities ranging from February 2, 2004 through December 4, 2004 at December 31, 2003; at December 31, 2002, maturities ranged from February 11, 2003 to December 3, 2003; bearing interest at fixed rates ranging from 1.79% to 5.715% at December 31, 2003 and at December 31, 2002 interest rates included fixed and variable rates ranging from 1.93% to 4.74%; collateralized by FHLB stock and certain first real estate mortgages	15,000	40,000

Total short-term borrowings	$41,150	$152,100

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Long-term borrowings are summarized as follows (in thousands):

	2003	2002
FHLB borrowings due at various maturities ranging from November 10, 2005 through October 23, 2012 at December 31, 2003; at December 31, 2002, maturities ranged from February 2, 2004 to October 23, 2012; bearing interest at fixed rates ranging from 1.09% to 6.00% at December 31, 2003 and bearing interest ranging from 1.175% to 6.00% at December 31, 2002; convertible to variable rate advances at the option of the FHLB at dates ranging from January 7, 2004 to November 7, 2006; collateralized by FHLB stock and certain first real estate mortgages	$258,000	$215,000
FHLB borrowings due September 12, 2006; rate varies quarterly with LIBOR and was 0.52% at December 31, 2003; September 12, 2004 the advance will convert to a fixed rate of 2.54%; convertible at the option of the FHLB on September 12, 2004 to a variable rate advance	28,000	—
Trust preferred securities with maturities ranging from December 18, 2031 through December 19, 2032; bearing interest ranging from 4.66% to 5.01% at December 31, 2002	—	25,000
Junior subordinated debentures payable to unconsolidated trust due December 18, 2031; rate varies with LIBOR and was 4.77% at December 31, 2003	15,464	—
Junior subordinated debentures payable to unconsolidated trust due December 19, 2032; rate varies with LIBOR and was 4.42% at December 31, 2003	10,310	—
Junior subordinated debentures payable to unconsolidated trust due September 26, 2033; rate varies with LIBOR and was 4.2125% at December 31, 2003	20,619	—
Various notes payable and capital leases payable	34	65

Total long-term debt	$332,427	$240,065

As discussed under Recently Issued Accounting Standards, the Company adopted the provisions of FIN 46-R during 2003. As a result, the Company deconsolidated certain trust preferred structures. The recharacterization of these trusts are presented above. As a result, the Company now reflects its investment in the trusts and its payables to the trusts.

Aggregate maturities of long-term debt are as follows for fiscal years (in thousands):

2004	$26
2005	10,008
2006	28,000
2007	25,000
2008	56,000
Thereafter	213,393

$332,427

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The note payable to a third-party bank at December 31, 2003 is payable in full on May 31, 2004. Maximum borrowing under the secured master note agreement is $30,000,000 and interest is payable quarterly.

At December 31, 2003, the Company has approximately $346,010,000 of unused available credit with the FHLB in addition to the approximately $325,500,000 above, approximately $28,350,000 of unused available credit with a regional financial institution, and federal funds lines of approximately $188,000,000 with various correspondent banks, of which approximately $70,738,000 remains available.

The Company has also pledged approximately $68,828,000 in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility. At December 31, 2003, the Company had access to approximately $55,062,000 under this facility, with no outstanding borrowings.

The FHLB has a blanket lien on the Company’s 1-4 family mortgage loans in the amount of the outstanding FHLB borrowings. In addition to the blanket lien on the Company’s 1-4 family mortgage loans, the Company has pledged available for sale securities as collateral for the outstanding debt. These securities had a carrying value of $60,206,000 at December 31, 2003.

Additional details regarding short-term borrowings, fed funds purchased and repurchase agreements is shown below (in thousands):

	2003	2002	2001
Average amount outstanding during the year	$397,370	$350,625	$280,880
Maximum amount outstanding at any month end	$451,153	$442,737	$371,371
Weighted average interest rate:
During year	1.18%	1.83%	3.73%
End of year	1.11%	1.37%	1.71%

10.	Operating and Capital Leases

One of the Company’s subsidiary banks leases its main office building from a partnership, which is partially owned by certain directors and stockholders of the Company, under a noncancelable operating lease expiring in 2020. Rent expense under the terms of this related party lease was $1,012,000, $975,000 and $1,004,000, respectively, during 2003, 2002 and 2001. Leases classified as capital leases include branch offices with a net book value of approximately $30,000 at December 31, 2003. Additionally, several subsidiary banks lease branch offices and equipment under operating leases.

Minimum future rental payments for the capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$27	$2,073
2005	9	1,963
2006		1,856
2007		1,753
2008		1,751
Thereafter		16,787

Total minimum payments	36	$26,183

Less amount representing interest	2

Net capital lease obligation	$34

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Rent expense charged to operations under operating lease agreements for the years ended December 31, 2003, 2002, and 2001 was approximately $2,276,000, $2,091,000 and $1,768,000, respectively.

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

At December 31, 2003 and 2002, unused commitments under lines of credit aggregated approximately $704,204,000 and $536,956,000, of which approximately $15,216,000 and $13,810,000 pertained to related parties, respectively. The Company evaluates each customer’s credit worthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

The Company had approximately $28,187,000 and $31,125,000 in irrevocable standby letters of credit outstanding at December 31, 2003 and 2002, respectively, of which approximately $35,000 and $281,000 at December 31, 2003 and 2002, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

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

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

12.	Employee Benefit Plans and Stock Based Compensation

The Company, through two of its subsidiary banks, sponsors two defined benefit pension plans. Each of these plans has been frozen with regard to future benefit accruals and participation by new employees.

The components of net pension expense (income) for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	2003	2002	2001
Service cost	$—	$—	$—
Interest cost	367	372	253
Expected return on plan assets	(439)	(481)	(370)
Amortization of transition asset	(2)	(2)	(2)
Recognized net actuarial loss	69	21	—

Net periodic pension benefit	(5)	(90)	(119)

Settlement loss	25	62	—

Pension expense (income)	$20	$(28)	$(119)

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plans’ funded status for the years ended December 31, 2003 and 2002, is as follows (in thousands):

	2003	2002
Change in plan assets
Fair value of plan assets at January 1	$6,282	$5,344
Actual return on plan assets	895	(67)
Employer contributions	—	1,440
Benefits paid	(182)	(180)
Settlements	(214)	(255)

Fair value of plan assets at December 31	$6,781	$6,282

Change in benefit obligation
Projected benefit obligation at January 1	$6,252	$5,477
Service cost	—	—
Interest cost	367	372
Actuarial (gain) loss	(73)	838
Benefits paid	(182)	(180)
Settlements	(214)	(255)

Projected benefit obligation at December 31	$6,150	$6,252

Funded status
Plan assets in excess of projected benefit obligation	$631	$30
Unrecognized net gain	1,113	1,737
Unrecognized net asset at date of initial application	—	(2)

Accrued pension asset	$1,744	$1,765

Assumptions

Primary assumptions used to actuarially determine benefit obligations and net pension expense are as follows:

	Benefit Obligation
	2003	2002	2001
Discount rate	6.00%	6.00%	6.50%
Salary increase rate	N/A	N/A	N/A

	Net Pension Expense (Income)
	2003	2002	2001
Discount rate	6.00%	6.50%	7.00%
Expected long-term return on plan assets	7.00%	8.57%	9.00%
Salary rate increase	N/A	N/A	N/A

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The expected long-term return on plan assets assumption has been derived by applying the weighted-averaged target allocation to the expected return by asset category, shown in the table below. Overall, the expected return assumptions for each asset class utilized is generally based on expectation of future returns:

Plan Assets

The consolidated pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31,		Target Allocation	Expected Return By Category
	2003	2002		2003
Asset Category
Equity securities	58.8%	30.2%	51.8%	9.0%
Debt securities	39.8%	35.9%	46.2%	5.0%
Cash equivalents	1.4%	33.9%	2.0%	2.0%

Total/weighted average expected return	100%	100%	100%	7.01%

The target asset allocation shown above represents the weighted-average target allocation of total plan assets. Each plan’s stated investment policy allows for a range of percentages within each asset class that generally is 10% above and below the target. The stated investment goals are to generate a return in excess of 7.0% (the current long-term return assumption), to meet or exceed the rate of return of similarly balanced market indexes and to provide an appropriate amount of liquidity to meet distribution requirements of current and future retirees. The risk management practices employed by the plan’s investment policy include diversification criteria, requirements that fixed income investments be of investment quality, an annual assessment of investment managers, analysis of fund performance against benchmarks and substantiation that investment results are consistent with stated objectives, goals and guidelines. Finally, there are several categories of investments that are not eligible for investment without specific approval. These include: short sales, margin purchases, private placements, commodities, security loans, unregistered or restricted stock, warrants, real estate mortgages, real estate equity, options and futures.

Equity securities include Alabama National BanCorporation common stock in the amounts of $1.02 million (15.1% of total plan assets) and $.85 million (13.5% of total plan assets) at December 31, 2003 and 2002, respectively.

The Company does not anticipate making a contribution to its pension plans during 2004.

The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15% of their salary to the plan on a pre-tax basis and the Company matches 100% of participants’ contributions up to the first 5.5% of each participant’s salary. The Company’s matching contribution charged to operations related to this plan, as well as other plans of merged banks, was approximately $2,224,000, $1,778,000 and $1,282,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The Company and certain subsidiary banks have deferred compensation plans for the benefit of the Company’s former chief executive officer. Payments under the plans commenced March 15, 1997 and March 15, 2002, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. At December 31, 2003 and 2002, the cash surrender value of the policies was $2,741,000 and $2,630,000, respectively.

Additionally, the Company and several of its subsidiary banks own life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain presidents, employees and directors of such banks. The total cash surrender value of such policies at December 31, 2003 and 2002 was $13,366,000 and $12,084,000, respectively. The Company recorded expense of $967,000 $240,000, and $93,000 for the years ended December 31, 2003, 2002, and 2001, respectively, for these plans.

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

In accordance with the terms of the PSP, a base grant of 19,285, 19,675 and 23,600 shares (net of forfeitures) was made in each of the years ended December 31, 2003, 2002 and 2001, respectively. The market value per share was $43.88, $33.33 and $22.00 at each grant date for the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, 2002, and 2001, 20,274, 22,859, and 22,186 shares, respectively, were awarded to participants. At December 31, 2003, outstanding awards of expected and maximum payouts were 126,599 and 136,635 shares, respectively. Expense recorded for the PSP was $888,000, $698,000 and $561,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 1997 Subsidiary PSP) and made a base grant of 20,000 shares, with a market value per share of $25.13, to vest over a sixty-three month period.

During 2003 a total of 18,261 shares were distributed under the 1997 subsidiary PSP. Since the measurement period ended on December 31, 2002, there was no expense recognized for the plan during 2003. Expense recorded for the 1997 subsidiary PSP was $84,000 for each of the years ended December 31, 2002 and 2001.

During 2000, the Company adopted a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 2000 Subsidiary PSP) and made a base grant of 20,000 shares, with a market value per share of $19.22 to vest over a sixty-four month period. The actual number of shares to be distributed in fiscal 2005 will depend on the subsidiary bank’s performance as well as certain conditions to be met by the directors. At December 31, 2003, the expected and maximum payout was 25,000 shares. Expense recorded for the 2000 Subsidiary PSP was $90,000 for each of the years ended December 31, 2003, 2002 and 2001.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

During 1999, the Company adopted the 1999 Long Term Incentive Plan (the LTI Plan) which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards to eligible employees of the Company. The total number of shares of common stock reserved and available for distribution under the LTI Plan is 300,000 shares. Any awards under the LTI Plan will be in addition to awards made under the PSP. During 2000, the Company granted 160,500 non-qualified stock options under the LTI Plan, which vest over a sixty-month period. Net of forfeitures and exercises, 143,834 stock options were outstanding at December 31, 2003. Expense recorded for the LTI Plan was $143,000, $143,000 and $124,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

In connection with the 2001 business combination of Farmers and the 2003 business combination of Millennium, the Company assumed certain stock options of the acquired banks. Additionally, the Company had stock option plans with outstanding options granted prior to January 1, 2001.

A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001, and the changes during each of the three years then ended is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	278,921	$18.53	326,820	$18.78	379,406	$14.12
Forfeited			(5,313)	33.88	(15,000)	18.88
Assumed in business combination	84,376	16.29			75,076	27.45
Exercised	(77,732)	17.25	(42,586)	18.52	(112,662)	8.85

Outstanding, December 31	285,565	$18.22	278,921	$18.53	326,820	$18.78

Options exercisable, December 31	188,565	$17.88	133,421	$18.16	181,320	$18.71

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
Exercise Price	Number Outstanding	Remaining Contractual Life	Options Exercisable
$5.03	2,110	March 2004	2,110
$9.39	3,982	August 2006	3,982
$10.00	13,829	November 2004	13,829
$13.00	6,833	November 2005	6,833
$14.92	1,408	September 2006	1,408
$15.10	38,943	November 2009	38,943
$15.56	24,994	March 2007	24,994
$16.61	530	December 2010	530
$16.61	132	March 2012	132
$17.42	1,408	September 2006	1,408
$18.12	19,869	September 2012	19,869
$18.88	143,834	December 2010	46,834
$18.95	1,408	September 2006	1,408
$26.78	1,408	September 2006	1,408
$30.00	22,938	December 2004	22,938
$30.02	1,408	September 2006	1,408
$47.06	531	September 2009	531

	285,565		188,565

During 2003, 2002 and 2001, the Company did not grant any stock options. Total compensation expense recorded for the stock option plans was $143,000, $143,000 and $124,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Additionally, the Company and four of its subsidiary banks maintain deferral of compensation plans for certain directors who are not employees of the Company. Under the plans, non-employee directors may choose to have all or part of the cash and/or stock equivalents they would normally receive as compensation deferred for future payment, at such time and in such manner as such directors specify at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company’s short-term borrowing rate. As of December 31, 2003 and 2002, there were no deferred cash payments under directors deferral of compensation plans. Dividends earned on stock equivalent portions are credited to the deferral of compensation account in the form of additional stock equivalents. At December 31, 2003 and 2002, the amount deferred under the terms of these plans totaled $2,002,000 and $2,196,000, respectively. For the years ending December 31, 2003, 2002 and 2001, approximately $368,000, $437,000 and $402,000, respectively, was expensed under these plans.

One of the Company’s subsidiary banks has a deferred compensation plan whereby directors may elect to have all or a portion of their compensation deferred. Compensation eligible for deferral under the plan was $23,000, $13,000 and $17,000 in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, amounts payable under the plan totaled $152,000 and $129,000, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

In connection with the Farmers merger during 2001, the Company assumed an employee stock ownership plan with 401(k) provisions. Concurrent with the Farmers merger, the employee stock ownership plan was terminated. The Company has received the determination letter from the Internal Revenue Service and is in the process of final liquidation of the employee stock ownership plan.

13.	Income Taxes

The components of the provision for income taxes consist of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Current
Federal	$16,286	$13,051	$10,277
State	1,396	721	415

Total current expense	17,682	13,772	10,692
Deferred
Federal	2,312	2,429	2,260
State	404	534	280

Total deferred expense	2,716	2,963	2,540

Total provision for income taxes	$20,398	$16,735	$13,232

Temporary differences and carryforwards which give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets
Allowance for loan and lease losses	$14,605	$12,714
Net operating loss	1,877	2,149
Deferred compensation	3,444	3,784
Other	1,530	1,621

Total deferred tax assets	21,456	20,268
Deferred tax liabilities:
Depreciation	3,323	2,147
Leasing	15,614	13,203
Net unrealized gains on securities	111	1,447
Intangibles and purchase accounting adjustments	2,007	2,274
Other	588	579

Total deferred tax liabilities	21,643	19,650

Net deferred tax (liabilities) assets	$(187)	$618

The Company did not establish a valuation allowance related to the net deferred tax asset recorded at December 31, 2003 and 2002 due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate of 35% to pretax earnings as illustrated below for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Provision for income taxes at statutory federal income tax rate	$21,506	$18,353	$14,586
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,170	813	708
Tax exempt income	(1,669)	(1,746)	(1,498)
Goodwill amortization	—	—	164
Income tax credits	(861)	(861)	(861)
Other, net	252	176	133

Total provision for income taxes	$20,398	$16,735	$13,232

For federal income tax purposes, one of the Company’s subsidiaries has a net operating loss carryforward totaling $5,438,000 and $6,324,000 at December 31, 2003 and 2002, respectively, which will expire beginning in 2018. For state income tax purposes, two of the Company’s subsidiaries have net operating loss carryforwards and tax credits totaling $329,000 and $704,000 at December 31, 2003 and 2002, respectively.

14.	Noninterest Expense

The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the principal components of noninterest expense (in thousands):

	2003	2002	2001
Salaries and employee benefits	$64,826	$57,687	$45,329
Commission based compensation	22,182	16,498	12,868
Occupancy and equipment expense, net	12,886	11,603	9,722
Amortization of goodwill	—	—	518
Amortization of other intangibles	1,041	832	627
Advertising	1,628	1,637	1,254
Banking assessments	943	785	771
Data processing expenses	1,759	1,596	1,562
Legal and professional fees	3,701	3,602	3,331
Postage and courier services	2,333	2,140	1,776
Supplies and printing	2,527	2,329	1,926
Telephone	1,754	1,435	1,224
Penalty on long-term debt repayment	822	—	—
Other	15,462	13,433	11,325

Total noninterest expense	$131,864	$113,577	$92,233

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

15.	Earnings Per Share

The following table reflects the reconciliation of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

	Year Ended December 31
	2003	2002	2001
Basic Earnings Per Share:
Net income available to common shareholders	$41,046	$35,702	$28,415
Weighted average basic common shares outstanding	12,748	12,361	11,853

Basic Earnings Per Share	$3.22	$2.89	$2.40

Diluted Earnings Per Share:
Net income available to common shareholders	$41,046	$35,702	$28,415
Weighted average common shares outstanding	12,748	12,361	11,853
Effect of dilutive securities	209	322	288

Weighted average diluted common shares outstanding	12,957	12,683	12,141

Diluted Earnings Per Share	$3.17	$2.81	$2.34

16.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash, Due From Banks, Interest-Bearing Cash Balances, and Federal Funds Sold

Due to the short-term nature of these assets, the carrying amount is a reasonable estimate of fair value.

Investment, Available for Sale, and Trading Securities

Fair value is based on quoted market prices or dealer quotes.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits

The amount payable on demand at the reporting date is a reasonable estimate of fair value due to the short-term nature of demand deposit, savings accounts, and certain money market deposit liabilities. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and Short-Term Borrowings

The carrying amount is a reasonable estimate of fair value.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Long-Term Debt

The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

The estimated fair values of financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$123,086	$123,086	$99,561	$99,561
Interest-bearing deposits in other banks	$10,019	$10,019	$12,621	$12,621
Federal funds sold and securities purchased under agreements to resell	$16,534	$16,534	$77,957	$77,957
Investment securities and securities available for sale	$810,227	$810,728	$700,333	$702,700
Trading securities	$109	$109	$1,645	$1,645
Loans	$2,675,855	$2,718,756	$2,242,424	$2,309,815
Financial liabilities:
Deposits	$2,753,749	$2,763,347	$2,330,395	$2,339,974
Federal funds purchased; securities sold under agreements to resell; and treasury, tax, and loan account	$359,824	$359,824	$291,266	$291,266
Short-term borrowings	$41,150	$41,150	$152,100	$152,100
Long-term debt	$332,427	$344,543	$240,065	$241,467

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

17.	Parent Company

The condensed financial information of the parent company only as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001 is presented as follows (in thousands):

	2003	2002
Balance Sheets
Assets:
Cash*	$5,020	$11,941
Securities available for sale	79	80
Investments in subsidiaries*	310,734	256,294
Goodwill	5,240	5,240
Other intangible assets	416	479
Other assets	11,995	9,993

Total assets	$333,484	$284,027

Liabilities and stockholders’ equity
Accounts payable	$5,989	$5,299
Accrued interest payable	34	136
Short-term borrowings	1,650	19,100
Long-term debt	46,393	25,000

Total liabilities	54,066	49,535
Stockholders’ equity:
Common stock	12,839	12,425
Additional paid-in capital	126,370	105,355
Retained earnings	140,028	115,281
Treasury stock	—	(1,312)
Accumulated other comprehensive income, net of taxes	181	2,743

Total stockholders’ equity	279,418	234,492

Total liabilities and stockholders’ equity	$333,484	$284,027

* Eliminated in consolidation

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Statements of Income
Income:
Dividends from subsidiaries*	$15,159	$16,803	$13,001
Other	4	1	30

Total income	15,163	16,804	13,031

Expenses:
Interest expense	1,817	1,449	1,446
Other expenses	5,633	6,179	3,878

Total expenses	7,450	7,628	5,324

Income before equity in undistributed earnings of subsidiaries and taxes	7,713	9,176	7,707
Equity in undistributed earnings of subsidiaries*	30,625	23,742	18,983

Income before income taxes	38,338	32,918	26,690
Income tax benefit	(2,708)	(2,784)	(1,725)

Net income	$41,046	$35,702	$28,415

*	Eliminated in consolidation

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Statements of Cash Flows
Cash flows from operating activities:
Net income	$41,046	$35,702	$28,415
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expense	428	494	342
Equity in undistributed earnings of subsidiaries	(30,625)	(23,742)	(18,958)
Deferred tax benefit	(246)	(88)	(475)
Stock based compensation	1,488	1,453	1,103
Increase (decrease) in other assets and liabilities	(353)	(438)	61

Net cash provided by operating activities	11,738	13,381	10,488

Cash flows from investing activities:
Additional investment in subsidiaries	(1,850)	(3,000)	(1,591)
Decrease in loans	—	563	—
Net cash paid in purchase acquisitions	(4,595)	—	—
Purchases of fixed assets	(192)	(2,355)	—
Other	2	—	—

Net cash used in investing activities	(6,635)	(4,792)	(1,591)

Cash flows from financing activities:
Dividends on common stock	(14,369)	(12,362)	(11,003)
Net increase in borrowings	2,550	12,216	3,911
Purchase of treasury stock	(900)	—	(663)
Other	695	(144)	(408)

Net cash used in financing activities	(12,024)	(290)	(8,163)

Net increase (decrease) in cash	(6,921)	8,299	734
Cash, beginning of year	11,941	3,642	2,908

Cash, end of year	$5,020	$11,941	$3,642

18.	Regulatory

The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 2003, the required reserves totaled $24,656,000.

At December 31, 2003 and 2002, securities with carrying values of $352,380,000 and $313,428,000, respectively, were pledged to secure U.S. government deposits and other public funds for purposes as required or permitted by law.

The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company’s judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 2003, $70,955,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Company’s subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

At December 31, 2003, the regulatory capital ratios of the Company’s subsidiary banks exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, the Company’s subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The actual capital amounts and ratios of the Company, National Bank of Commerce and First American Bank (the Company’s two most significant subsidiaries) at December 31, 2003 and 2002 are presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$323,718	11.73%	$220,780	8.00%	$275,974	10.00%
National Bank of Commerce	$107,789	11.24%	$76,718	8.00%	$95,898	10.00%
First American Bank	$76,155	11.14%	$54,689	8.00%	$68,362	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$289,181	10.47%	$110,480	4.00%	$165,720	6.00%
National Bank of Commerce	$96,129	10.02%	$38,375	4.00%	$57,562	6.00%
First American Bank	$67,602	9.89%	$27,342	4.00%	$41,012	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$289,181	7.73%	$149,641	4.00%	$187,051	5.00%
National Bank of Commerce	$96,129	7.43%	$51,752	4.00%	$64,690	5.00%
First American Bank	$67,602	7.94%	$34,056	4.00%	$42,571	5.00%

As of December 31, 2002:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$266,334	11.26%	$189,225	8.00%	$236,531	10.00%
National Bank of Commerce	$98,121	11.14%	$70,464	8.00%	$88,080	10.00%
First American Bank	$63,018	10.39%	$48,522	8.00%	$60,653	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$236,717	10.00%	$94,687	4.00%	$142,030	6.00%
National Bank of Commerce	$87,704	9.96%	$35,222	4.00%	$52,834	6.00%
First American Bank	$55,416	9.14%	$24,252	4.00%	$36,378	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$236,717	7.52%	$125,913	4.00%	$157,392	5.00%
National Bank of Commerce	$87,704	7.51%	$46,713	4.00%	$58,391	5.00%
First American Bank	$55,416	7.48%	$29,634	4.00%	$37,043	5.00%

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

19.	Segment Reporting

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

For the Years Ended December 31, 2003, 2002 and 2001

The Company’s reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated totals (in thousands):

	Investment Services Division		Securities Brokerage and Trust Division	Mortgage Lending Division(2)	Insurance Division		Retail and Commercial Banking	Corporate Overhead(1)	Elimination Entries		Total
Year ended December 31, 2003:
Interest income	$		$978	$2,462	$		$175,426	$(115)		$(120)	$178,631
Interest expense			118	825		3	55,140	1,702		(120)	57,668

Net interest income		—	860	1,637		(3)	120,286	(1,817)		—	120,963
Provision for loan losses							5,931				5,931
Noninterest income		18,710	15,867	17,061		3,477	23,185	4			78,304
Noninterest expense		12,645	14,983	10,104		3,295	85,264	5,573			131,864

Net income before provision for income taxes and minority interest		$6,065	$1,744	$8,594		$179	$52,276	$(7,386)		$—	$61,472

Total assets		$13,235	$32,013	$16,833		$4,998	$3,747,137	$5,896		$—	$3,820,112

Year ended December 31, 2002:
Interest income	$		$1,132	$1,631	$		$175,612	$(90)		$(138)	$178,147
Interest expense			133	641		4	63,314	1,359		(138)	65,313

Net interest income			999	990		(4)	112,298	(1,449)			112,834
Provision for loan losses							7,956				7,956
Noninterest income		13,576	13,590	11,334		2,837	19,826	1			61,164
Noninterest expense		9,828	13,036	7,204		2,866	74,464	6,179			113,577

Net income before provision for income taxes and minority interest		$3,748	$1,553	$5,120		$(33)	$49,704	$(7,627)	$		$52,465

Total assets		$30,762	$25,678	$52,492		$4,864	$3,196,311	$6,061		$—	$3,316,168

Year ended December 31, 2001:
Interest income	$		$1,858	$1,117		$5	$177,028	$(59)		$(412)	$179,537
Interest expense			407	624		6	88,381	1,387		(412)	90,393

Net interest income			1,451	493		(1)	88,647	(1,446)			89,144
Provision for loan losses							3,946				3,946
Noninterest income		13,717	8,800	7,660		2,126	16,374	30			48,707
Noninterest expense		10,334	8,836	4,924		2,107	61,528	4,504			92,233

Net income before provision for income taxes and minority interest		$3,383	$1,415	$3,229		$18	$39,547	$(5,920)	$		$41,672

(1)	Corporate overhead is comprised primarily of compensation and benefits for certain members of management, merger related costs, interest on parent company debt, amortization of intangibles and other expenses.
(2)	Mortgage lending includes allocated intercompany income totaling $772,000, $474,000 and $229,000 at December 31, 2003, 2002, and 2001, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

20.	Related Party Transactions

In addition to the previously disclosed related party transactions (see Notes 5, 8, 10 and 11), the Company received trust fees from related parties of approximately $429,000 in 2003, $444,000 in 2002 and $548,000 in 2001.

21.	Treasury Stock Repurchase Plan

During the years ended December 31, 2003, 2002 and 2001, the Company repurchased a total of 20,000, 0 and 21,000 shares, respectively, under stock repurchase plans authorized by the Board of Directors of the Company. The stock repurchase plan authorized on January 26, 2003 expired on December 31, 2003.

22.	Subsequent Events

On February 18, 2004, the Company announced the renewal of its share repurchase program that expired on December 31, 2003. The Board of Directors of the Company authorized the repurchase of up to 300,000 shares of its common stock.

On February 20, 2004, the company completed the acquisition of Cypress Bankshares, Inc. located in Palm Coast Florida, Florida. Under the terms of the agreement Cypress Bank will became a wholly owned subsidiary of the Company and will continue to operate under its existing name, management, and board of directors. The Company issued 455,449 shares of its common stock and paid cash totaling $1.9 million to Cypress shareholders. As of February 20, 2004, Cypress had total assets of approximately $111.4 million.

On February 27, 2004, the company completed the acquisition of Indian River Banking Company located in Vero Beach, Florida. Under the terms of the agreement Indian River National Bank will became a wholly owned subsidiary of the Company and will continue to operate under its existing name, management, and board of directors. The Company issued approximately 2,017,000 shares of its common stock and paid cash totaling $5.1 million to Indian River shareholders. As of February 27, 2004, Indian River had total assets of approximately $545.0 million.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The following table summarizes the fair values of the assets acquired and liabilities assumed of Cypress and Indian River at the date of acquisition. The Company is in the process of finalizing the determination of fair value and certain intangible assets; thus the allocation of the purchase price is subject to refinement.

	Cypress	Indian River
	(In thousands)
	(Unaudited)

Cash	$9,294	$18,810
Securities	26,111	241,895
Federal funds sold and securities purchased under agreements to resell	959	384
Net loans	75,396	282,857
Other assets	7,475	11,766
Goodwill	16,863	73,261
Core deposit intangible	2,151	5,192

Total assets acquired	138,249	634,165

Deposits	104,250	444,911
Other liabilities	7,081	78,548

Total liabilities assumed	111,331	523,459

Net assets acquired	$26,918	$110,706

Because these acquisitions were consummated subsequent to December 31, 2003, the above assets and liabilities are not reflected in the accompanying Statement of Financial Condition.