Form 10-Q
period 2004-03-31
ALABAMA NATIONAL BANCORPORATION
filed 2004-05-10
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2004
Common Stock, $1.00 Par Value	15,395,920

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. In addition, Alabama National BanCorporation (“Alabama National”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003. With respect to the adequacy of the allowance for loan and lease losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$153,844	$123,086
Interest-bearing deposits in other banks	32,844	10,019
Federal funds sold and securities purchased under resell agreements	40,619	16,534
Trading securities, at fair value	—	109
Investment securities (fair values of $420,839 and $271,536)	417,625	271,035
Securities available for sale, at fair value	723,799	539,192
Loans held for sale	27,356	16,415
Loans and leases	3,139,821	2,662,358
Unearned income	(2,883)	(2,918)

Loans and leases, net of unearned income	3,136,938	2,659,440
Allowance for loan and lease losses	(42,392)	(36,562)

Net loans and leases	3,094,546	2,622,878
Property, equipment and leasehold improvements, net	87,475	77,291
Goodwill	124,057	30,964
Other intangible assets, net	13,327	4,623
Cash surrender value of life insurance	62,565	59,425
Receivable from investment division customers	127,629	12,966
Other assets	41,361	35,575

Total assets	$4,947,047	$3,820,112

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$565,803	$404,755
Interest bearing	2,895,341	2,348,994

Total deposits	3,461,144	2,753,749
Federal funds purchased and securities sold under repurchase agreements	431,555	358,393
Treasury, tax and loan accounts	630	1,431
Accrued expenses and other liabilities	52,006	41,577
Payable for securities purchased for investment division customers	122,569	11,967
Short-term borrowings	67,743	41,150
Long-term debt	384,984	332,427

Total liabilities	4,520,631	3,540,694

Commitments and contingencies (Note B)

Common stock, $1 par; 27,500,000 shares authorized; 15,361,572 and 12,838,844 shares issued at March 31, 2004 and December 31, 2003, respectively	15,362	12,839
Additional paid-in capital	259,820	126,370
Retained earnings	146,147	140,028
Accumulated other comprehensive income, net of tax	5,087	181

Total stockholders’ equity	426,416	279,418

Total liabilities and stockholders’ equity	$4,947,047	$3,820,112

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
Interest income:
Interest and fees on loans and leases	$40,213	$34,516
Interest on securities	8,755	8,335
Interest on deposits in other banks	11	35
Interest on trading securities	18	20
Interest on federal funds sold and securities purchased under resell agreements	133	124

Total interest income	49,130	43,030

Interest expense:
Interest on deposits	10,216	11,146
Interest on federal funds purchased and securities sold under repurchase agreements	997	759
Interest on short-term borrowings	294	556
Interest on long-term debt	2,953	2,582

Total interest expense	14,460	15,043

Net interest income	34,670	27,987
Provision for loan and lease losses	1,228	1,091

Net interest income after provision for loan and lease losses	33,442	26,896

Noninterest income:
Securities gains	—	5
Gain (loss) on disposition of assets	(20)	49
Service charges on deposit accounts	3,811	3,322
Investment services income	3,907	5,160
Securities brokerage and trust income	4,099	4,118
Gain on sale of mortgages	2,542	3,334
Bank owned life insurance	727	720
Insurance commissions	958	784
Other	1,616	1,253

Total noninterest income	17,640	18,745

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
Noninterest expense:
Salaries and employee benefits	17,679	15,292
Commission based compensation	4,765	5,574
Occupancy and equipment expenses	3,498	3,213
Amortization of intangibles	482	233
Other	7,747	7,179

Total noninterest expense	34,171	31,491

Income before provision for income taxes	16,911	14,150
Provision for income taxes	5,604	4,625

Net income	$11,307	$9,525

Weighted average common shares outstanding:
Basic	13,927	12,503

Diluted	14,171	12,685

Earnings per common share:
Basic	$0.81	$0.76

Diluted	$0.80	$0.75

Cash dividends per common share	$0.3125	$0.25

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2004	2003
Net income	$11,307	$9,525
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	7,620	458
Less: Reclassification adjustment for net gains included in net income	—	5

Other comprehensive income, before tax	7,620	453
Provision for income taxes related to items of other comprehensive income	2,714	138

Other comprehensive income	4,906	315

Comprehensive income	$16,213	$9,840

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2004	2003
Net cash flows provided by operating activities	$3,770	$4,739

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	27,930	99,985
Purchases of investment securities	(148,766)	(103,017)
Purchases of securities available for sale	(272,179)	(269,457)
Proceeds from sale of securities available for sale	2,357	14,609
Proceeds from calls and maturities of securities available for sale	335,108	139,595
Net (increase) decrease in interest bearing deposits in other banks	(22,825)	1,168
Net (increase) decrease in federal funds sold and securities purchased under resell agreements	(22,742)	41,187
Net increase in loans and leases	(115,108)	(89,607)
Purchase acquisitions, net of cash acquired	28,866	—
Purchases of property, equipment and leasehold improvements	(4,270)	(2,381)
Proceeds from sale of other real estate owned and fixed assets	136	779

Net cash used in investing activities	(191,493)	(167,139)

Cash flows from financing activities:
Net increase in deposits	158,448	157,153
Net increase in federal funds purchased and securities sold under agreements to repurchase	33,563	33,885
Net increase (decrease) in short-term borrowings and capital leases	25,500	(57,207)
Proceeds from long-term debt	5,000	34,000
Purchase of treasury stock	—	(900)
Dividends on common stock	(4,800)	(3,525)
Other	770	115

Net cash provided by financing activities	218,481	163,521

Increase in cash and cash equivalents	30,758	1,121
Cash and cash equivalents, beginning of period	123,086	99,561

Cash and cash equivalents, end of period	$153,844	$100,682

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$465	$2,933

Adjustment to market value of securities available for sale, net of deferred income taxes	$4,906	$315

Assets acquired in business combinations	$781,225	$—

Liabilities assumed in business combinations	$641,764	$—

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2003.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition. As of March 31, 2004, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $943.4 million. A majority of these commitments will expire in less than one year.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (Statement 132). Statement 132 requires enhanced disclosures for defined benefit pension plans. Statement 132 requires companies to provide more details about their plan assets, investment strategy, measurement dates, benefit obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The disclosures required by Statement 132 are effective for financial statements with fiscal years ending after December 15, 2003, except for disclosures regarding estimated future benefit payments. Disclosures regarding estimated future benefit payments will be required for fiscal years ending after June 15, 2004. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. See Note H “Defined Benefit Pension Plan” in the Notes to Consolidated Financial Statements for the disclosures required by this statement. As Statement 132 relates to changes in disclosures, its adoption did not have an impact on Alabama National’s financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Alabama National does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, Alabama National adopted the provisions of SAB 105. Alabama National records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. Alabama National does not currently include, and was not including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on Alabama National’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. Alabama National does not anticipate that the adoption of Issue 03-1 will have a material impact on its financial condition or results of operations.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 2004 and 2003 (in thousands except per share data).

	For the Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share:
Net income available to common shareholders	$11,307	$9,525
Weighted average basic common shares outstanding	13,927	12,503

Basic Earnings Per Share	$0.81	$0.76

Diluted Earnings Per Share:
Net income available to common shareholders	$11,307	$9,525
Weighted average common shares outstanding	13,927	12,503
Effect of dilutive securities	244	182

Weighted average diluted common shares outstanding	14,171	12,685

Diluted Earnings Per Share	$0.80	$0.75

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three Months Ended March 31, 2004:
Interest income	$—	$268	$202	$—	$48,719	$(29)	$(30)	$49,130
Interest expense		30	56		13,840	564	(30)	14,460

Net interest income		238	146		34,879	(593)		34,670
Provision for loan and lease losses					1,228			1,228
Noninterest income	3,907	4,099	2,654	958	6,006	16		17,640
Noninterest expense	2,403	3,868	1,807	923	23,777	1,393		34,171

Net income before tax	$1,504	$469	$993	$35	$15,880	$(1,970)	$—	$16,911

Total assets	$127,782	$35,534	$28,732	$4,480	$4,740,772	$9,747		$4,947,047

Three Months Ended March 31, 2003:
Interest income	$—	$221	$474	$—	$42,388	$(29)	$(24)	$43,030
Interest expense		29	192	1	14,464	381	(24)	15,043

Net interest income		192	282	(1)	27,924	(410)		27,987
Provision for loan and lease losses					1,091			1,091
Noninterest income	5,160	4,118	3,360	784	5,322	1		18,745
Noninterest expense	3,396	3,878	1,978	759	20,036	1,444		31,491

Net income before tax	$1,764	$432	$1,664	$24	$12,119	$(1,853)	$—	$14,150

Total assets	$113,626	$28,905	$61,760	$4,545	$3,360,155	$6,156		$3,575,147

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

At March 31, 2004, the carrying value of goodwill totaled $124.1 million. The amounts attributable to the Retail and Commercial Banking segment and Insurance Division segment are $121.4 million and $2.7 million, respectively.

NOTE F – MERGERS AND ACQUISITIONS

Alabama National completed the acquisition of Cypress Bankshares, Inc. (“Cypress”) on February 20, 2004, and the acquisition of Indian River Banking Company (“Indian River”) on February 27, 2004. Under the terms of the merger agreements, each of these banks will continue to operate as wholly owned subsidiaries of Alabama National under its existing name, management, and board of directors. The following table summarizes some details of the transactions.

	Cypress Bankshares, Inc.	Indian River Banking Company
Location	Palm Coast, Florida	Vero Beach, Florida
Merger date	2/20/2004	2/27/2004
Common stock issued	455,449	2,017,053
Stock options	52,130	123,430
Additional cash consideration	$1.9 million	$5.1 million
Total purchase price	$27.2 million	$112.3 million
Total assets at merger	$119.8 million	$560.6 million

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Cypress Bankshares, Inc. and Indian River Banking Company at the date of acquisition. Alabama National is not yet complete with the process of determining the fair value of the assets and liabilities of each acquisition.

	Cypress Bankshares, Inc.	Indian River Banking Company
	(Amounts in thousands)
Cash	$9,691	$26,178
Securities	26,111	241,905
Federal funds sold and repurchase agreements	959	384
Net loans	75,396	282,857
Other assets	7,636	9,247
Goodwill	17,476	74,229
Core deposit intangible	1,644	7,542

Total assets acquired	138,913	642,342

Deposits	104,250	444,697
Other liabilities	7,484	85,333

Total liabilities assumed	111,734	530,030

Net assets acquired	$27,179	$112,312

The acquisitions of Cypress and Indian River resulted in the recognition of $19.1 million and $81.8 million of intangible assets, respectively. Alabama National allocated $1.6 million and $7.5 million of the total intangible created to core deposits of Cypress and Indian River, respectively. This allocation was based upon Alabama National’s valuation of the core deposits of Cypress and Indian River. Among the factors considered in the valuation were: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of acquired relationships. The core deposit intangible created is being amortized on an accelerated basis not to exceed seven years. The remaining intangible created was allocated to goodwill.

The following table presents the unaudited pro forma results of operations for the periods presented as if the mergers had occurred at January 1, 2004 and 2003, respectively. The results for the three month period ended March 31, 2003 have been adjusted for the Millennium Bank, Cypress and Indian River mergers. The results for the three month period ended March 31, 2004 have been adjusted for Cypress and Indian River only, as Millennium is included for the entire period. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the respective mergers had occurred at the indicated dates (in thousands, except per share data):

	For the Three Months Ended March 31,
	2004	2003
Total revenue (1)	$56,685	$54,497
Net income	$11,374	$10,903
Basic EPS	$0.74	$0.71
Diluted EPS	$0.72	$0.70

(1)	Total revenue consists of net interest income plus noninterest income.

The following table presents the pro forma results for the three months ended March 31, 2003 adjusted only for Cypress and Indian River (in thousands, except per share data):

March 31, 2003
Total revenue (1)	$53,208
Net income	$10,717
Basic EPS	$0.72
Diluted EPS	$0.70

(1)	Total revenue consists of net interest income plus noninterest income.

On March 30, 2004, Alabama National signed a definitive agreement providing for the purchase of Coquina Bank of Ormond Beach, Florida (“Coquina”). Under the terms of the agreement, Coquina will be merged with Alabama National’s Cypress Bank subsidiary shortly after the acquisition. Following the acquisition, the Cypress and Coquina boards will merge as well as the management groups. Alabama National will issue approximately 560,000 shares and share equivalents of Alabama National common stock for all of the outstanding shares of Coquina common stock, or approximately 0.6326 Alabama National common shares for each share of Coquina common stock. This exchange ratio could fluctuate upward within certain limits depending on the market price of Alabama National common stock prior to closing. In addition, Coquina shareholders have the option to receive cash for up to 10% of the total consideration paid. At March 31, 2004, Coquina had assets of approximately $114.3 million.

Alabama National expects the acquisition to close in the third quarter of 2004 subject to regulatory approval, shareholder approval, and certain other conditions.

NOTE G – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to each of Alabama National’s operating segments for the three months ended March 31, 2004 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, January 1, 2004	$28,271	$2,693
Acquired goodwill	91,705	—
Other goodwill adjustments	1,388	—

Balance, March 31, 2004	$121,364	$2,693

Other goodwill adjustments relate to the refinement of the fair values assigned to the assets and liabilities of a previous acquisition.

Intangible assets as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$17,124	$(4,751)	$12,373
Other customer intangibles	1,453	(499)	954

Total amortizing intangible assets	$18,577	$(5,250)	$13,327

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$7,938	$(4,342)	$3,596
Other customer intangibles	1,453	(426)	1,027

Total amortizing intangible assets	$9,391	$(4,768)	$4,623

Alabama National recognized $482,000 and $233,000 of other intangible amortization expense for the three months ended March 31, 2004 and 2003 respectively. Based upon recorded intangible assets as of March 31, 2004, aggregate amortization expense for the next five years is estimated to be $3,335,000, $2,934,000, $2,560,000, $1,912,000 and $1,278,000.

NOTE H – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated.

	March 31, 2004	March 31, 2003
	(Amounts in thousands)
Service cost	$—	$—
Interest cost	92	92
Expected return on plan assets	(118)	(109)
Amortization of prior service cost	—	—
Amortization of transition asset	—	(1)
Amortization of net loss	8	17

Net periodic benefit cost	$(18)	$(1)

As of March 31, 2004, Alabama National has not made any contributions to the defined benefit pension plan because the plan is fully funded and does not anticipate making any contributions in the year ended December 31, 2004. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE I—TREASURY STOCK REPURCHASE PLAN

On February 18, 2004, Alabama National renewed its share repurchase program that expired on December 31, 2003. The renewed plan authorizes the company to repurchase up to 300,000 shares of its common stock and will expire on December 31, 2004. There were no shares repurchased during the three months ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Alabama National acquired Millennium Bank on June 19, 2003, Cypress Bank on February 20, 2004, and Indian River National Banking Company on February 27, 2004, using the purchase method of accounting. Accordingly, the results of operations for each of these banks is not included in the three month period ended March 31, 2003. The three month period ended March 31, 2004 includes Millennium for the entire period but only includes the results of operations of Cypress and Indian River subsequent to the acquisition date for each.

This information should be read in conjunction with Alabama National’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

Alabama National’s accounting policies are critical to understanding the results of operations and financial position as reported in the consolidated financial statements. Significant accounting policies utilized by Alabama National are discussed in detail in the notes to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003.

Performance Overview

Alabama National’s net income for the three month period ended March 31, 2004 (the “2004 three months”) was $11.3 million, compared to $9.5 million for the three months ended March 31, 2003 (the “2003 three months”). Net income per diluted common share for the 2004 three months and the 2003 three months was $0.80 and $0.75, respectively.

The annualized return on average assets for Alabama National was 1.08% and 1.16% for the 2004 three months and the 2003 three months, respectively. The annualized return on average stockholders’ equity was 13.10% and 16.21% for the 2004 three months and the 2003 three months, respectively. Each of the ratios has been negatively impacted by the recent acquisitions due to the amount of goodwill and other intangible assets recorded. Book value per share at March 31, 2004 was $27.76, an increase of $6.00 from year-end 2003, due primarily to the impact of the first quarter acquisitions. Alabama National declared cash dividends of $0.3125 per share on common shares during the 2004 three months, compared to $0.285 per share on common shares during the 2003 three months.

Net Income

Contributing to the increased net income for the 2004 three months was a $6.7 million increase in net interest income. Net interest income for the 2004 three months totaled $34.7 million, a 23.9% increase over the $28.0 million recorded in the 2003 three months. The increased net interest income was offset by a decrease in total noninterest income of $1.1 million or 5.9%. The income from the sale of mortgage loans and income from investment services experienced a fairly significant decrease from the 2003 three months, which were at record levels for Alabama National during 2003.

Average earning assets for the 2004 three months increased by approximately $779.5 million, as compared to the 2003 three months, as average interest-bearing liabilities increased $640.5 million. The average taxable equivalent rate earned on earning assets was 5.17% for the 2004 three months, compared to 5.72% for the 2003 three months. The average rate paid on interest-bearing liabilities was 1.73% for the 2004 three months, compared to 2.24% for the 2003 three months. The net interest margin for the 2004 three months was 3.62%, compared to 3.70% for the 2003 three months and 2003 fourth quarter. The net interest margin during the 2004 three months was negatively impacted by the prolonged low interest rate environment. As rates remain low the repricing opportunities for time deposits originated in higher interest rate environments continue to decrease, while rates on loans and leases have continued to decrease in the current low interest rate environment, with competition for loans remaining high. The yield earned on securities has continued to decline as securities with high coupon rates pay down or mature and new securities purchased have a lower yield. Despite the pressure on the net interest margin, Alabama National has experienced a growth in its net interest income due to continued earning asset growth and recent acquisitions.

The following table depicts, on a taxable equivalent basis for the 2004 and 2003 three months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended March 31,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$2,869,524	$40,309	5.65%	$2,264,444	$34,586	6.19%
Securities:
Taxable	877,729	8,297	3.80	720,745	7,964	4.48
Tax exempt (2)	42,676	694	6.54	32,158	562	7.09
Cash balances in other banks	5,478	11	0.81	10,525	35	1.35
Funds sold	50,783	133	1.05	38,492	124	1.31
Trading account securities	1,805	18	4.01	2,165	20	3.75

Total earning assets (2)	3,847,995	49,462	5.17	3,068,529	43,291	5.72

Cash and due from banks	69,186			88,342
Premises and equipment	79,857			73,273
Other assets	236,017			143,299
Allowance for loan losses	(39,156)			(33,153)

Total assets	$4,193,899			$3,340,290

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$605,349	1,109	0.74	$499,012	1,312	1.07
Savings deposits	592,100	1,235	0.84	406,117	1,048	1.05
Time deposits	1,353,355	7,872	2.34	1,159,107	8,786	3.07
Funds purchased	385,256	997	1.04	288,195	759	1.07
Other short-term borrowings	72,410	294	1.63	106,749	556	2.11
Long-term debt	351,392	2,953	3.38	260,171	2,582	4.02

Total interest-bearing liabilities	3,359,862	14,460	1.73	2,719,351	15,043	2.24

Demand deposits	448,744			322,448
Accrued interest and other liabilities	38,118			60,225
Stockholders’ equity	347,175			238,266

Total liabilities and stockholders’ equity	$4,193,899			$3,340,290

Net interest spread			3.44%			3.48%

Net interest income/margin on a taxable equivalent basis		35,002	3.66%		28,248	3.73%

Tax equivalent adjustment (2)		332			261

Net interest income/margin		$34,670	3.62%		$27,987	3.70%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $1.7 million and $1.3 million are included in interest and fees on loans for the three months ended March 31, 2004 and 2003, respectively.

Alabama National’s net interest income increased during the 2004 three months to $34.7 million, an increase of $6.7 million over the 2003 three months. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2004 three months compared to the 2003 three months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended March 31,
	2004 Compared to 2003 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$22,751	$(17,028)	$5,723
Securities:
Taxable	5,973	(5,640)	333
Tax exempt	393	(261)	132
Cash balances in other banks	(13)	(11)	(24)
Funds sold	129	(120)	9
Trading account securities	(9)	7	(2)

Total interest income	29,224	(23,053)	6,171

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,263	(1,466)	(203)
Savings and money market deposits	1,317	(1,130)	187
Time deposits	6,618	(7,532)	(914)
Funds purchased	379	(141)	238
Other short-term borrowings	(153)	(109)	(262)
Long-term debt	2,545	(2,174)	371

Total interest expense	11,969	(12,552)	(583)

Net interest income on a taxable equivalent basis	$17,255	$(10,501)	6,754

Taxable equivalent adjustment			(71)

Net interest income			$6,683

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $1.2 million for the 2004 three months, compared to $1.1 million recorded in the 2003 three months. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income, was 1.35% at March 31, 2004, compared to 1.37% at December 31, 2003.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2004 three months was $17.6 million, compared to $18.7 million for the 2003 three months, a decrease of 5.9%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, fees relating to the origination and sale of mortgage loans and income on bank owned life insurance. Service charges on deposits were $3.8 million in the 2004 three months, compared to $3.3 million in the 2003 three months, an increase of 14.7%. Excluding the impact of acquisitions since the 2003 three months, service charge income increased by $106,000, or 3.2%. Revenue from the investment division totaled $3.9 million in the 2004 three months, a decrease of $1.3 million, or 24.3%, as compared to $5.2 million recorded in the 2003 three months. Because Cypress, Indian River, and Millennium are not in this business, these mergers did not impact investment services revenue. The revenue recorded by the investment division in the 2003 three months was near record levels for this division. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. Demand for these securities was high during the 2003 three months due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolio. Although the activity for this division has moderated as interest rates have remained low, the investment department continues to add new customers and expand its market area. The securities brokerage and trust division recorded revenue of $4.1 million during each of the 2004 and 2003 three months. Fees generated from the origination and sale of mortgages decreased to $2.5 million for the 2004 three months, from $3.3 million in the 2003 three months, representing a 23.8% decrease. The revenue recorded during the 2003 three months was near record levels due to falling interest rates and the impact on mortgage refinancing activity. Since mortgage rates have recently shown modest increases, refinance activity has slowed and revenue from refinancing has decreased. Other noninterest income for the 2004 three months increased to $1.6 million, compared to $1.3 million recorded for the 2003 three months.

Noninterest expense was $34.2 million for the 2004 three months, compared to $31.5 million for the 2003 three months, an increase of 8.5%. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $17.7 million for the 2004 three months, compared to $15.3 million for the 2003 three months. Excluding the acquisitions since the 2003 three months, salaries and employee benefits increased $0.9 million, or 6.0%. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and merit compensation increases. Commission based compensation was $4.8 million for the 2004 three months, compared to $5.6 million for the 2003 three months. This decrease is attributable to decreased production in the mortgage and investment services divisions, as a significant portion of the compensation in these divisions is production-based. Net occupancy expenses increased $285,000, or 8.9%, during the 2004 three months. All of this increase is attributable to the recent acquisitions. Other noninterest expense increased to $7.7 million in the 2004 three months, compared with $7.2 million in the 2003 three months.

Income tax expense was $5.6 million for the 2004 three months, compared to $4.6 million for the 2003 three months. The effective tax rates for the 2004 three months and 2003 three months were 33.1% and 32.7%, respectively. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective tax rate for the 2004 three months is higher due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on March 31, 2004. Loans and leases, net of unearned income, were $3.14 billion, or 63.4% of total assets at March 31, 2004, compared to $2.66 billion, or 69.6% of total assets at December 31, 2003. Loans and leases increased $477.5 million, or 18.0%, during the 2004 three months. Excluding the Cypress and Indian River acquisitions, loans and leases grew $109.7 million, or 4.1% from December 31, 2003 balances. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	March 31, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$302,878	9.65%	$265,923	9.99%
Real estate:
Construction	638,765	20.34	530,024	19.91
Mortgage - residential	836,974	26.65	676,658	25.42
Mortgage - commercial	947,481	30.18	814,904	30.61
Mortgage - other	11,999.38		9,412.35
Consumer	87,227	2.78	74,137	2.78
Lease financing receivables	75,379	2.40	77,857	2.92
Securities brokerage margin loans	16,913.54		15,407.58
Other	222,205	7.08	198,036	7.44

Total gross loans and leases	3,139,821	100.00%	2,662,358	100.00%

Unearned income	(2,883)		(2,918)

Total loans and leases, net of unearned income	3,136,938		2,659,440
Allowance for loan and lease losses	(42,392)		(36,562)

Total net loans and leases	$3,094,546		$2,622,878

The carrying value of investment securities increased $146.6 million in the 2004 three months. During the 2004 three months, Alabama National purchased $148.8 million of investment securities, received $27.9 million from maturities, including principal paydowns of mortgage backed securities, and acquired $25.8 million of investment securities in connection with 2004 first quarter acquisitions.

The carrying value of securities available for sale increased $184.6 million in the 2004 three months. The first quarter acquisitions account for $242.3 million of the increase during the 2004 three months. During the 2004 three months, purchases of available for sale securities totaled $272.2 million and maturities, calls, and sales of available for sale securities totaled $337.5 million. The change in unrealized gains on available for sale securities totaled $5.1 million, net of income taxes, during the 2004 three months.

Trading account securities, which had a balance of zero and $109,000 at March 31, 2004 and December 31, 2003, respectively, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $40.6 million at March 31, 2004 and $16.5 million at December 31, 2003.

Deposits and Other Funding Sources

Deposits increased $707.4 million from December 31, 2003, to $3.46 billion at March 31, 2004. Excluding the first quarter acquisitions, deposits increased $112.5 million, or 4.1% compared with December 31, 2003 balances. Deposits continue to increase due to recent branch expansions, successful business development efforts by the Company and an overall growth in the economies in the markets served by Alabama National. At March 31, 2004, deposits included $162.0 million of brokered time deposits, compared to $156.0 million at December 31, 2003.

Federal funds purchased and securities sold under agreements to repurchase totaled $431.6 million at March 31, 2004, an increase of $73.2 million from December 31, 2003. Short-term borrowings at March 31, 2004 totaled $67.7 million, including a note payable to a third party bank of $6.6 million and advances from the Federal Home Loan Bank (“FHLB”) totaling $61.1 million.

Alabama National’s short-term borrowings at March 31, 2004 and December 31, 2003 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	March 31, 2004	December 31, 2003
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 1.84% and 1.89125% at March 31, 2004 and December 31, 2003, respectively; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2004.	$6,650	$1,650

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.25% and 1.15% at March 31, 2004 and December 31, 2003, respectively; collateralized by FHLB stock and certain first real estate mortgages.	50,950	24,500

FHLB borrowings due at various maturities ranging from July 30, 2004 through December 4, 2004 at March 31, 2004; at December 31, 2003, maturities ranged from February 2, 2004 to December 4, 2004; bearing interest at fixed rates ranging from 1.79% to 6.44% and 1.79% to 5.715% at March 31, 2004 and December 31, 2003, respectively; collateralized by FHLB stock and certain first real estate mortgages.	10,143	15,000

Total short-term borrowings	$67,743	$41,150

Alabama National’s long-term debt at March 31, 2004 and December 31, 2003 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	March 31, 2004	December 31, 2003
FHLB borrowings due at various maturities ranging from November 10, 2005 through November 7, 2012 at March 31, 2004; maturities ranged from November 10, 2005 to October 23, 2012 at December 31, 2003; bearing interest at fixed rates ranging from 1.09% to 6.00% at March 31, 2004 and December 31, 2003; convertible to a variable rate at the option of the FHLB at dates ranging from April 7, 2004 to November 7, 2007; collateralized by FHLB stock, certain first real estate mortgages.	$303,346	$258,000

FHLB borrowing due September 12, 2006; rate varies quarterly with LIBOR and was 0.46% and 0.52% at March 31, 2004 and December 31, 2003, respectively; on September 12, 2004 the advance will convert to a fixed rate of 2.54%; convertible at the option of the FHLB on September 12, 2004 to a variable rate advance; collateralized by FHLB stock and certain first real estate mortgages.	28,000	28,000

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary with LIBOR and ranged from 4.15% to 4.71% and 4.2125% to 4.77% at March 31, 2004 and December 31, 2003, respectively.	53,610	46,393

Capital leases payable	28	34

Total long-term debt	$384,984	$332,427

On April 7th the FHLB did not exercise their option to convert a $10.0 million advance but on May 5th the FHLB did notify Alabama National that a $30.0 million advance would convert to a floating rate advance. Alabama National will have the option to repay the advance or select a different type of advance at each quarterly interest payment date.

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At March 31, 2004, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At March 31, 2004, nonperforming assets totaled $9.6 million, compared to $10.5 million at year-end 2003. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.31% at March 31, 2004, compared to 0.40% at December 31, 2003. The decrease in nonperforming assets is primarily attributable to a $1.2 million reduction in nonaccrual loans, $1.0 million of which was charged off. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	March 31, 2004	December 31, 2003
Nonaccrual loans	$8,578	$9,817
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	8,578	9,817

Other real estate owned	1,008	699

Total nonperforming assets	$9,586	$10,516

Allowance for loan and lease losses to period-end loans	1.35%	1.37%

Allowance for loan and lease losses to period-end nonperforming loans	494.19	372.44

Allowance for loan losses to period-end nonperforming assets	442.23	347.68

Net charge-offs to average loans	0.13	0.12

Nonperforming assets to period-end loans and other real estate owned	0.31	0.40

Nonperforming loans to period-end loans	0.27	0.37

Net loan charge-offs (loan charge-offs less recoveries) for the 2004 three months totaled $939,000 or 0.13% (annualized) of average loans and leases for the period. The allowance for loan and lease losses as a percentage of total loans and leases, net of unearned income, was 1.35% at March 31, 2004, compared to 1.37% at December 31, 2003. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Allowance for loan and lease losses at beginning of period	$36,562	$32,704
Charge-offs:
Commercial, financial and agricultural	1,089	396
Real estate—mortgage	61	704
Consumer	179	304

Total charge-offs	1,329	1,404

Recoveries:
Commercial, financial and agricultural	80	104
Real estate—mortgage	49	97
Consumer	261	655

Total recoveries	390	856

Net charge-offs	939	548
Provision for loan and lease losses	1,228	1,091
Additions to allowance through acquisitions	5,541	—

Allowance for loan and lease losses at end of period	$42,392	$33,247

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan and lease losses at March 31, 2004, to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at March 31, 2004, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	March 31, 2004
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$1,918,064	$443,251	$462,471	$331,930	$3,155,716
Securities (2)	315,858	242,325	395,797	165,930	1,119,910
Trading securities	—	—	—	—	—
Interest-bearing deposits in other banks	32,844	—	—	—	32,844
Funds sold	40,619	—	—	—	40,619

Total interest-earning assets	$2,307,385	$685,576	$858,268	$497,860	$4,349,089

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$427,157	$—	$—	$286,753	$713,910
Savings and money market deposits	372,810	—	—	357,584	730,394
Time deposits (3)	485,060	612,843	237,607	115,527	1,451,037
Funds purchased	431,555	—	—	—	431,555
Short-term borrowings (4)	68,373	—	—	—	68,373
Long-term debt	250,638	68,000	27,000	39,346	384,984

Total interest-bearing liabilities	$2,035,593	$680,843	$264,607	$799,210	$3,780,253

Period gap	$271,792	$4,733	$593,661	$(301,350)

Cumulative gap	$271,792	$276,525	$870,186	$568,836	$568,836

Ratio of cumulative gap to total earning assets	6.25%	6.36%	20.01%	13.08%

(1)	Excludes nonaccrual loans of $8.6 million.
(2)	Excludes available for sale equity securities of $21.7 million.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Includes treasury, tax and loan account of $0.6 million.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At March 31, 2004, mortgage backed securities with a carrying value of $752.0 million, or 15.2% of total assets and essentially every loan and lease, net of unearned income, (totaling $3.09 billion, or 62.6% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $3.46 billion, or 70.0%, of total assets at March 31, 2004. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of March 31, 2004		As of December 31, 2003
	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount
+200 basis points	$179,309	5.35%	$150,671	8.72%

+100 basis points	174,377	2.46	144,794	4.48

0 basis points	170,197	—	138,592	—

-25 basis points	169,846	(0.21)	137,755	(0.60)

-50 basis points	169,656	(0.32)	136,300	(1.65)

(1)	Assumes an immediate rate change of this magnitude.

Alabama National’s level of asset sensitivity as indicated in this simulation model has decreased slightly from levels reported at December 31, 2003. This slight decrease in asset sensitivity was largely caused by the merger with Indian River, which has a lower loan to deposit ratio and a higher proportion of its earning assets in securities. Because a majority of these securities are fixed rate, they reduce the asset sensitivity as their coupon rates do not fluctuate in a changing rate environment.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 90.6% at March 31, 2004, compared to 96.6% at year-end 2003. This ratio reduced from December 31, 2003 levels in part due to the Indian River acquisition, which has a lower loan to deposit ratio than the company as a whole. Alabama National’s liquid assets as a percentage of total deposits was 6.6% at March 31, 2004, compared to 5.4% at year-end 2003. At March 31, 2004, Alabama National had unused federal funds lines of approximately $194.6 million, unused lines at the Federal Home Loan Bank of $869.6 million and an unused credit line with a third party bank of $23.3 million. Alabama National also has access to approximately $59.7 million via a credit facility with the Federal Reserve Bank of Atlanta. At March 31, 2004 and year-end 2003 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $147.0 from December 31, 2003, to $426.6 million at March 31, 2004. This increase was attributable to the following components (in thousands):

Net income	$11,307
Dividends	(4,800)
Issuance of stock for option exercises and other stock based compensation	611
Issuance of stock in purchase business combinations	134,430
Additional paid in capital related to stock based compensation	544
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	4,906

Net increase	$146,998

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at March 31, 2004. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 2004:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	9.52%	10.72%	8.17%

National Bank of Commerce of Birmingham	9.41	10.50	7.20
Alabama Exchange Bank	14.57	15.82	7.33
Bank of Dadeville	12.71	13.96	7.17
Citizens & Peoples Bank, N.A.	9.50	10.76	7.20
Community Bank of Naples, N.A.	9.67	10.92	7.93
First American Bank	9.83	11.08	8.05
First Citizens Bank	13.25	14.33	6.44
First Gulf Bank	9.03	10.28	6.71
Georgia State Bank	9.86	10.94	6.69
Public Bank	10.55	11.72	7.58
Peoples State Bank	10.64	11.90	7.18
Millennium Bank	10.56	11.78	7.62
Cypress Bank	9.52	10.77	7.16
Indian River National Bank	10.22	11.42	6.13
Required minimums	4.00	8.00	4.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk”.

Item 4. Controls and Procedures.

As of March 31, 2004, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in its periodic filings with the Securities and Exchange Commission.

There were no significant changes in Alabama National’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 3.1 – Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

Exhibit 3.2 – Amended and Restated Bylaws (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10.1 – Alabama National BanCorporation Performance Share and Deferral Plan for Non-Employee Directors of Affiliate Banks.

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Form 8-K to report 2003 Fourth Quarter Earnings, furnished on January 21, 2004.

Form 8-K to report the acquisition of Indian River Banking Company, filed on March 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: May 10, 2004	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: May 10, 2004	/s/ William E. Matthews, V.
William E. Matthews, V., its Executive Vice President and Chief Financial Officer