Form 10-Q
period 2004-06-30
ALABAMA NATIONAL BANCORPORATION
filed 2004-08-09
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004
Common Stock, $1.00 Par Value	16,837,550

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

		PAGE

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at June 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income
	For The Three Months Ended June 30, 2004 and 2003;
	For The Six Months ended June 30, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income
	For The Three Months Ended June 30, 2004 and 2003;
	For The Six Months Ended June 30, 2004 and 2003	8

	Consolidated Condensed Statements of Cash Flows
	For The Six Months Ended June 30, 2004 and 2003	10

	Notes to the Unaudited Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Alabama National BanCorporation (“Alabama National”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003. With respect to the adequacy of the allowance for loan and lease losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$142,667	$123,086
Interest-bearing deposits in other banks	14,438	10,019
Federal funds sold and securities purchased under resell agreements	47,191	16,534
Trading securities, at fair value	—	109
Investment securities (fair values of $530,483 and $271,536)	542,829	271,035
Securities available for sale, at fair value	632,939	539,192
Loans held for sale	19,466	16,415
Loans and leases	3,200,044	2,662,358
Unearned income	(2,757)	(2,918)

Loans and leases, net of unearned income	3,197,287	2,659,440
Allowance for loan and lease losses	(43,484)	(36,562)

Net loans and leases	3,153,803	2,622,878
Property, equipment and leasehold improvements, net	89,665	77,291
Goodwill	124,328	30,964
Other intangible assets, net	12,101	4,623
Cash surrender value of life insurance	63,241	59,425
Receivable from investment division customers	49,961	12,966
Other assets	46,820	35,575

Total assets	$4,939,449	$3,820,112

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$574,334	$404,755
Interest bearing	3,040,893	2,348,994

Total deposits	3,615,227	2,753,749
Federal funds purchased and securities sold under repurchase agreements	372,029	358,393
Treasury, tax and loan accounts	792	1,431
Accrued expenses and other liabilities	44,966	41,577
Payable for securities purchased for investment division customers	47,544	11,967
Short-term borrowings	31,333	41,150
Long-term debt	403,888	332,427

Total liabilities	4,515,779	3,540,694
Commitments and contingencies (Note B)
Common stock, $1 par; 27,500,000 shares authorized; 15,419,936 and 12,838,844 shares issued at June 30, 2004 and December 31, 2003, respectively	15,420	12,839
Additional paid-in capital	261,301	126,370
Retained earnings	154,519	140,028
Accumulated other comprehensive (loss) income, net of tax	(7,570)	181

Total stockholders’ equity	423,670	279,418
Total liabilities and stockholders’ equity	$4,939,449	$3,820,112

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,
	2004	2003
Interest income:
Interest and fees on loans and leases	$44,099	$35,947
Interest on securities	11,097	8,115
Interest on deposits in other banks	17	25
Interest on trading securities	17	29
Interest on federal funds sold and securities purchased under resell agreements	167	209

Total interest income	55,397	44,325
Interest expense:
Interest on deposits	11,263	10,994
Interest on federal funds purchased and securities sold under repurchase agreements	963	861
Interest on short-term borrowings	285	442
Interest on long-term debt	3,252	2,655

Total interest expense	15,763	14,952

Net interest income	39,634	29,373
Provision for loan and lease losses	1,278	1,424

Net interest income after provision for loan and lease losses	38,356	27,949
Noninterest income:
Securities gains	—	34
Gain (loss) on disposition of assets	57	(82)
Service charges on deposit accounts	4,520	3,491
Investment services income	3,273	6,372
Securities brokerage and trust income	4,197	3,905
Gain on sale of mortgages	3,491	4,615
Bank owned life insurance	683	648
Insurance commissions	779	854
Other	2,288	1,699

Total noninterest income	19,288	21,536

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the three months ended June 30,
	2004	2003
Noninterest expense:
Salaries and employee benefits	18,992	16,566
Commission based compensation	4,784	6,649
Occupancy and equipment expenses	3,867	3,157
Amortization of intangibles	842	244
Other	9,127	7,721

Total noninterest expense	37,612	34,337

Income before provision for income taxes	20,032	15,148
Provision for income taxes	6,788	4,984

Net income	$13,244	$10,164

Weighted average common shares outstanding:
Basic	15,555	12,570

Diluted	15,806	12,745

Earnings per common share:
Basic	$0.85	$0.81

Diluted	$0.84	$0.80

Cash dividends per common share	$0.3125	$0.285

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the six months ended June 30,
	2004	2003
Interest income:
Interest and fees on loans and leases	$84,312	$70,463
Interest on securities	19,852	16,450
Interest on deposits in other banks	28	60
Interest on trading securities	35	49
Interest on federal funds sold and securities purchased under resell agreements	300	333

Total interest income	104,527	87,355
Interest expense:
Interest on deposits	21,479	22,140
Interest on federal funds purchased and securities sold under repurchase agreements	1,960	1,620
Interest on short-term borrowings	579	998
Interest on long-term debt	6,205	5,237

Total interest expense	30,223	29,995

Net interest income	74,304	57,360
Provision for loan and lease losses	2,506	2,515

Net interest income after provision for loan and lease losses	71,798	54,845
Noninterest income:
Securities gains	—	39
Gain (loss) on disposition of assets	37	(33)
Service charges on deposit accounts	8,331	6,813
Investment services income	7,180	11,532
Securities brokerage and trust income	8,296	8,023
Gain on sale of mortgages	6,033	7,949
Bank owned life insurance	1,410	1,368
Insurance commissions	1,737	1,638
Other	3,904	2,952

Total noninterest income	36,928	40,281

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the six months ended June 30,
	2004	2003
Noninterest expense:
Salaries and employee benefits	36,671	31,858
Commission based compensation	9,549	12,223
Occupancy and equipment expenses	7,365	6,370
Amortization of intangibles	1,324	477
Other	16,874	14,900

Total noninterest expense	71,783	65,828

Income before provision for income taxes	36,943	29,298
Provision for income taxes	12,392	9,609

Net income	$24,551	$19,689

Weighted average common shares outstanding:
Basic	14,751	12,546

Diluted	14,994	12,717

Earnings per common share:
Basic	$1.66	$1.57

Diluted	$1.64	$1.55

Cash dividends per common share	$0.625	$0.57

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended June 30,
	2004	2003
Net income	$13,244	$10,164
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale arising during the period	(19,605)	2,725
Less: Reclassification adjustment for net gains included in net income	—	34

Other comprehensive (loss) income, before tax	(19,605)	2,691
(Benefit of) provision for income taxes related to items of other comprehensive (loss) income	(6,948)	978

Other comprehensive (loss) income	(12,657)	1,713

Comprehensive income	$587	$11,877

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the six months ended June 30,
	2004	2003
Net income	$24,551	$19,689
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale arising during the period	(11,985)	3,183
Less: Reclassification adjustment for net gains included in net income	—	39

Other comprehensive (loss) income, before tax	(11,985)	3,144
(Benefit of) provision for income taxes related to items of other comprehensive (loss) income	(4,234)	1,121

Other comprehensive (loss) income	(7,751)	2,023

Comprehensive income	$16,800	$21,712

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2004	2003
Net cash flows provided by (used in) operating activities	$26,424	$(26,661)
Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	70,597	183,332
Purchases of investment securities	(316,817)	(182,676)
Purchases of securities available for sale	(372,950)	(562,671)
Proceeds from sale of securities available for sale	5,162	45,789
Proceeds from calls and maturities of securities available for sale	504,519	402,366
Net increase in interest bearing deposits in other banks	(4,419)	(5,170)
Net (increase) decrease in federal funds sold and securities purchased under resell agreements	(29,314)	32,952
Net increase in loans and leases	(177,179)	(172,684)
Purchase acquisitions, net of cash acquired	28,866	(2,952)
Purchases of property, equipment and leasehold improvements	(7,990)	(3,515)
Proceeds from sale of other real estate owned and fixed assets	734	3,876

Net cash used in investing activities	(298,791)	(261,353)

Cash flows from financing activities:
Net increase in deposits	312,531	331,920
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(25,963)	54,564
Net decrease in short-term borrowings and capital leases	(10,755)	(93,563)
Proceeds from long-term debt	24,000	34,000
Purchase of treasury stock	—	(900)
Dividends on common stock	(9,619)	(7,059)
Other	1,754	257

Net cash provided by financing activities	291,948	319,219

Increase in cash and cash equivalents	19,581	31,205
Cash and cash equivalents, beginning of period	123,086	99,561

Cash and cash equivalents, end of period	$142,667	$130,766

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$2,001	$4,397

Adjustment to market value of securities available for sale, net of deferred income taxes	$(7,751)	$2,023

Assets acquired in business combinations net of cash received	$745,639	$122,727

Liabilities assumed in business combinations	$641,764	$99,956

See accompanying notes to unaudited consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2003.

NOTE B – COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition. As of June 30, 2004, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $919.3 million. A majority of these commitments will expire in less than one year.

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

NOTE C – RECENTLY ISSUED PRONOUNCEMENTS

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3’s application includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Since the effective date for SOP 03-3 is for fiscal years beginning after December 15, 2004, Alabama National can not determine the impact on its financial condition or results of operations. Historically, the only loans and debt securities Alabama National has purchased have been in acquisitions.

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

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Alabama National to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of June 30, 2004, Alabama National has securities with gross unrealized losses totaling $26.1 million. The losses for all securities are a direct result of rising interest rates and the effect that rising interest rates has on the value of debt securities and not the credit worthiness of the issuers. In addition, Alabama National has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery in fair value. Therefore, Alabama National has not recognized any other-than-temporary impairments.

NOTE D – EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$13,244	$10,164	$24,551	$19,689
Weighted average basic common shares outstanding	15,555	12,570	14,751	12,546

Basic Earnings Per Share	$0.85	$0.81	$1.66	$1.57

Diluted Earnings Per Share:
Net income available to common shareholders	$13,244	$10,164	$24,551	$19,689
Weighted average common shares outstanding	15,555	12,570	14,751	12,546
Effect of dilutive securities	251	175	243	171

Weighted average diluted common shares outstanding	15,806	12,745	14,994	12,717

Diluted Earnings Per Share	$0.84	$0.80	$1.64	$1.55

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and net income (loss) to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Services Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three months ended June 30, 2004:
Interest income	$—	$277	$273	$—	$54,886	$(28)	$(11)	$55,397
Interest expense		26	75		15,024	649	(11)	15,763

Net interest income		251	198		39,862	(677)		39,634
Provision for loan and lease losses					1,278			1,278
Noninterest income	3,273	4,197	3,335	779	7,685	19		19,288
Noninterest expense	2,512	3,934	2,253	853	26,386	1,674		37,612

Net income (loss) before tax	$761	$514	$1,280	$(74)	$19,883	$(2,332)	$—	$20,032

Total assets as of June 30, 2004	$50,110	$29,019	$20,771	$4,063	$4,826,007	$9,479		$4,939,449

Three months ended June 30, 2003:
Interest income	$—	$246	$795	$—	$43,341	$(28)	$(29)	$44,325
Interest expense		32	275	1	14,288	385	(29)	14,952

Net interest income		214	520	(1)	29,053	(413)		29,373
Provision for loan and lease losses					1,424			1,424
Noninterest income	6,372	3,905	4,937	854	5,467	1		21,536
Noninterest expense	4,067	3,765	2,933	794	20,958	1,820		34,337

Net income (loss) before tax	$2,305	$354	$2,524	$59	$12,138	$(2,232)	$—	$15,148

Total assets as of June 30, 2003	$129,445	$34,891	$99,596	$4,745	$3,616,973	$6,319		$3,891,969

Six months ended June 30, 2004:
Interest income	$—	$545	$475	$—	$103,605	$(57)	$(41)	$104,527
Interest expense		56	131		28,864	1,213	(41)	30,223

Net interest income		489	344		74,741	(1,270)		74,304
Provision for loan and lease losses					2,506			2,506
Noninterest income	7,180	8,296	5,989	1,737	13,691	35		36,928
Noninterest expense	5,365	7,802	4,060	1,776	49,713	3,067		71,783

Net income (loss) before tax	$1,815	$983	$2,273	$(39)	$36,213	$(4,302)	$—	$36,943

Six months ended June 30, 2003:
Interest income	$—	$467	$1,269	$—	$85,729	$(57)	$(53)	$87,355
Interest expense		61	467	2	28,752	766	(53)	29,995

Net interest income		406	802	(2)	56,977	(823)		57,360
Provision for loan and lease losses					2,515			2,515
Noninterest income	11,532	8,023	8,297	1,638	10,789	2		40,281
Noninterest expense	7,463	7,643	4,911	1,553	40,994	3,264		65,828

Net income (loss) before tax	$4,069	$786	$4,188	$83	$24,257	$(4,085)	$—	$29,298

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

At June 30, 2004, the carrying value of goodwill totaled $124.3 million. The amounts attributable to the Retail and Commercial Banking segment and Insurance Services Division are $121.6 million and $2.7 million, respectively.

NOTE F – MERGERS AND ACQUISITIONS

On June 4, 2004, Alabama National merged its wholly owned subsidiary, Peoples State Bank of Groveland, Florida (“PSB”) into another Alabama National subsidiary, Public Bank (“Public”). Each of these banks operated in the greater metropolitan Orlando area and the combined bank will operate under the Public Bank name.

Alabama National completed the acquisition of Cypress Bankshares, Inc. (“Cypress”) on February 20, 2004, and the acquisition of Indian River Banking Company (“Indian River”) on February 27, 2004. Under the terms of the respective merger agreements, each of Cypress Bank and Indian River National Bank will continue to operate as a wholly owned subsidiary of Alabama National under its existing name, management, and board of directors. The following table summarizes some details of the transactions.

	Cypress Bankshares, Inc.	Indian River Banking Company
Location	Palm Coast, Florida	Vero Beach, Florida
Merger closing date	2/20/2004	2/27/2004
Common stock issued	455,449	2,017,053
Stock options assumed (as converted)	52,130	123,430
Additional cash consideration	$1.9 million	$5.1 million
Total purchase price	$27.4 million	$112.4 million

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Cypress and Indian River at the respective dates of acquisition.

	Cypress Bankshares, Inc.	Indian River Banking Company
	(Amounts in thousands)
Cash	$9,691	$26,178
Securities	26,111	241,905
Federal funds sold and repurchase agreements	959	384
Net loans	75,396	282,857
Other assets	7,636	9,247
Goodwill	17,686	74,272
Core deposit intangible	1,644	7,542

Total assets acquired	139,123	642,385

Deposits	104,250	444,697
Other liabilities	7,484	85,333

Total liabilities assumed	111,734	530,030

Net assets acquired	$27,389	$112,355

The acquisitions of Cypress and Indian River resulted in the recognition of $19.3 million and $81.8 million of intangible assets, respectively. Alabama National allocated $1.6 million and $7.5 million of the total intangible created to core deposits of Cypress and Indian River, respectively. This allocation was based upon Alabama National’s valuation of the core deposits of Cypress and Indian River. Among the factors considered in the valuation included: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of acquired relationships. The core deposit intangible created is being amortized on an accelerated basis not to exceed seven years. The remaining intangible created was allocated to goodwill.

The following table presents the unaudited pro forma results of operations for Alabama National, as if the Millennium Bank (“Millennium”), Cypress and Indian River acquisitions had occurred at January 1, 2004 and 2003. The results for the three month period ended June 30, 2004 were not affected as each acquired bank was included in the results of operations for the entire period. The results for the six month period ended June 30, 2004 were adjusted for Indian River and Cypress only, as Millennium was included for the entire period. Since no consideration is given to the operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the respective acquisitions had occurred at the indicated dates (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total revenue (1)	$58,922	$58,941	$115,607	$113,438
Net income	$13,244	$11,532	$24,757	$22,435
Basic EPS	$0.85	$0.75	$1.60	$1.46
Diluted EPS	$0.84	$0.73	$1.57	$1.43

(1)	Total revenue consists of net interest income plus noninterest income.

The following table presents the pro forma results of operations of Alabama National for the three and six months ended June 30, 2003, adjusted only for Cypress and Indian River (amounts in thousands, except per share data):

	Three months ended June 30, 2003	Six months ended June 30, 2003
Total revenue (1)	$58,033	$111,241
Net income	$11,503	$22,221
Basic EPS	$0.76	$1.48
Diluted EPS	$0.75	$1.45

(1)	Total revenue consists of net interest income plus noninterest income.

On July 9, 2004, Alabama National completed the acquisition of Coquina Bank of Ormond Beach, Florida (“Coquina”). Alabama National issued 543,571 shares of common stock in exchange for all of the outstanding shares of Coquina common stock, an exchange ratio of 0.6326 shares of Alabama National common stock for each share of Coquina common stock. In addition to the common stock, Alabama National paid approximately $1.98 million in cash consideration to Coquina shareholders who elected to receive cash rather than Alabama National common stock. As of July 9, 2004, Coquina had total assets, loans, deposits and equity of approximately $114.6 million, $90.4 million, $100.5 million and $9.8 million, respectively. Management has not yet finalized the determination of the fair values of the assets, liabilities and certain intangible assets of Coquina, but based on preliminary estimates the total intangibles created by the acquisition are approximately $41.5 million.

NOTE G – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Insurance Services Division for the six months ended June 30, 2004 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Services Division
Balance, January 1, 2004	$28,271	$2,693
Acquired goodwill	91,958	—
Other goodwill adjustments	1,406	—

Balance, June 30, 2004	$121,635	$2,693

Other goodwill adjustments relates to the refinement of the fair values assigned to the assets and liabilities of a previous acquisition.

Intangible assets as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$17,124	$(5,531)	$11,593
Other customer intangibles	1,069	(561)	508

Total amortizing intangible assets	$18,193	$(6,092)	$12,101

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$7,938	$(4,342)	$3,596
Other customer intangibles	1,453	(426)	1,027

Total amortizing intangible assets	$9,391	$(4,768)	$4,623

During the six months ended June 30, 2004 and 2003, Alabama National recognized $1,324,000 and $477,000 of other intangible amortization expense, respectively, and during the three months ended June 30, 2004 and 2003, Alabama National recognized $842,000 and $244,000 of other intangible expense, respectively. Based upon recorded intangible assets as of June 30, 2004, aggregate amortization expense for each of the next five years is estimated to be $3.1 million, $2.7 million, $2.3 million, $1.7 million and $1.2 million, respectively. These amounts do not include amortization expense associated with the intangibles created in the July 9, 2004 acquisition of Coquina Bank.

NOTE H – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	92	92	183	183
Expected return on plan assets	(118)	(109)	(235)	(219)
Amortization of prior service cost	—	—	—	—
Amortization of transition asset	—	(1)	—	(1)
Amortization of net loss	8	17	17	35

Net periodic pension income	$(18)	$(1)	$(35)	$(2)

As of June 30, 2004, Alabama National has not made any contributions to the defined benefit pension plan because the plan is fully funded and Alabama National does not anticipate making any contributions in the year ended December 31, 2004.

If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE I – TREASURY STOCK REPURCHASE PLAN

On February 18, 2004, Alabama National renewed its share repurchase program that expired on December 31, 2003. The renewed plan authorizes the company to repurchase up to 300,000 shares of its common stock and will expire on December 31, 2004. There were no shares repurchased during the six months ended June 30, 2004.

NOTE J – SUBSEQUENT EVENTS

On July 27, 2004, Alabama National completed an underwritten public offering of 850,000 shares of its common stock at a public offering price of $54.20 per share. Alabama National received net proceeds of approximately $43,181,400, after deducting the underwriting discount of $2,648,600 and estimated offering expenses of $240,000 payable by Alabama National.

Alabama National also granted the underwriters a 30-day option to purchase an additional 127,500 shares of common stock to cover over-allotments. On August 9, 2004 the underwriters exercised the over-allotment option in full and purchased all 127,500 shares of common stock subject to the option. Based on the underwriters’ exercise of the over-allotment option in full, the aggregate net proceeds to Alabama National from the public offering are approximately $49,694,610, after deducting underwriting discounts and estimated offering expenses.

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

Many of the comparisons of financial data from period to period presented in the following discussion have been rounded from actual values reported in the financial statements. The percentage changes presented herein are based on a comparison of the actual values recorded in the financial statements, not the rounded values.

Alabama National acquired Millennium Bank on June 19, 2003, Cypress Bankshares, Inc. on February 20, 2004 and Indian River Banking Company on February 27, 2004, using the purchase method of accounting. Accordingly, the results of operations for Cypress Bank and Indian River National Bank are not included in the three or six month periods ended June 30, 2003, and only 11 days of Millennium Bank’s results of operations are included in the 2003 periods. The three and six month periods ended June 30, 2004 include Millennium for the entire periods but only include the results of operations of Cypress and Indian River subsequent to the acquisition date for each.

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

Performance Overview

Alabama National’s net income was $13.2 million for the second quarter of 2004 (the “2004 second quarter”), compared to $10.2 million for the second quarter of 2003 (the “2003 second quarter”). Net income for the six months ended June 30, 2004 (the “2004 six months”) was $24.6 million, compared to $19.7 million for the six months ended June 30, 2003 (the “2003 six months”). Net income per diluted common share for the 2004 and 2003 second quarters was $0.84 and $0.80, respectively. For the 2004 six months, net income per diluted common share was $1.64, compared to $1.55 for the 2003 six months.

The annualized return on average assets for Alabama National was 1.10% for the 2004 second quarter, compared to 1.15% for the 2003 second quarter. For the 2004 six months, the annualized return on average assets for Alabama National was 1.09%, compared to 1.15% for the 2003 six months. The annualized return on average stockholders’ equity decreased for the 2004 second quarter to 12.55%, as compared to 16.51% for the 2003 second quarter. The annualized return on average stockholders’ equity decreased for the 2004 six months to 12.80%, as compared to 16.36% for the 2003 six months. Return on average assets and return on average stockholders’ equity have each been negatively affected by recent acquisitions due to the amount of goodwill and other intangible assets recorded, which amount increased the denominator in both of these ratio calculations. Book value per share at June 30, 2004 was $27.48, an increase of $5.72 from year-end 2003, due primarily to the impact of first quarter acquisitions. Alabama National declared cash dividends totaling $0.625 per share on common stock during the 2004 six months, compared to $0.57 per share declared on common stock during the 2003 six months.

Net Income

The primary reasons for the increased net income during the 2004 second quarter and 2004 six months, compared to the same periods in 2003, are an increase in net interest income and the acquisitions of Cypress and Indian River. Net interest income for the 2004 second quarter totaled $39.6 million, a 34.9% increase over the $29.4 million recorded in the 2003 second quarter. During the 2004 six months net interest income totaled $74.3 million, a 29.5% increase compared to $57.4 million recorded in the 2003 six months. The increased net interest income was offset by a slight decline in total noninterest income recorded during the 2004 second quarter and six months. During the 2004 second quarter, total noninterest income was $19.3 million, a decrease of $2.3 million as compared to the 2003 second quarter. For the 2004 six months, noninterest income was $36.9 million, a decrease of 8.3% from $40.3 million recorded in the 2003 six months. The income from the sale of mortgage loans and income from investment services experienced a fairly significant decrease in each period of 2004 as compared to the same periods in 2003. The revenue recorded in these two business segments during the 2003 second quarter and six months were both record levels for Alabama National.

Average earning assets for the 2004 second quarter and six months increased by $1.15 billion and $963.0 million, respectively, as compared to the same periods in 2003. Average interest-bearing liabilities increased by $940.1 million and $789.8 million during the 2004 second quarter and six months, respectively, as compared to the same periods in 2003. Recent acquisitions have contributed greatly to the increase in average earning assets and interest-bearing liabilities. The average taxable equivalent rate earned on assets was 5.08% and 5.12% for the 2004 second quarter and 2004 six months, respectively, compared to 5.48% and 5.60% for the 2003 second quarter and 2003 six months, respectively. The average rate paid on interest-bearing liabilities was 1.66% and 1.69% for the 2004 second quarter and 2004 six months, respectively, compared to 2.08% and 2.16% for the 2003 second quarter and 2003 six months, respectively. The net interest margin was 3.61% and 3.62% for the 2004 second quarter and 2004 six months, respectively, compared to 3.61% and 3.65% for the 2003 second quarter and 2003 six months, respectively. The net interest margin for the 2004 second quarter decreased by 1 basis point compared to the first quarter of 2004. The net interest margin has remained relatively unchanged for the last three quarters. As rates have remained low, the repricing opportunities for time deposits originated in higher interest rate environments continue to decrease, while rates on loans and leases have continued to decrease in the current low interest rate environment. The recent 25 basis point increase by the Federal Reserve should allow Alabama National to increase its net interest margin as the rates on variable rate loans will reprice more quickly than interest bearing transaction accounts and certificates of deposit. Despite the pressure on the net interest margin, Alabama National has experienced growth in its net interest income due to organic earning asset growth and recent acquisitions.

The following tables depict, on a taxable equivalent basis for the 2004 and 2003 second quarter and six months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three months ended June 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$3,194,216	$44,211	5.57%	$2,394,732	$36,020	6.03%
Securities:
Taxable	1,088,577	10,571	3.91	758,152	7,740	4.09
Tax exempt (2)	52,522	797	6.10	30,674	568	7.43
Cash balances in other banks	7,936	17	0.86	12,208	25	0.82
Funds sold	67,373	167	1.00	65,934	209	1.27
Trading account securities	1,381	17	4.95	2,700	29	4.31

Total earning assets (2)	4,412,005	55,780	5.08	3,264,400	44,591	5.48

Cash and due from banks	141,724			90,102
Premises and equipment	94,599			73,830
Other assets	253,477			157,238
Allowance for loan losses	(43,188)			(34,038)

Total assets	$4,858,617			$3,551,532

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$728,049	$1,319	0.73%	$511,742	$1,239	0.97%
Savings deposits	767,314	2,408	1.26	454,108	1,129	1.00
Time deposits	1,479,325	7,536	2.05	1,237,981	8,626	2.79
Funds purchased	384,820	963	1.01	300,939	861	1.15
Other short-term borrowings	64,036	285	1.79	96,653	442	1.83
Long-term debt	392,998	3,252	3.33	275,069	2,655	3.87

Total interest-bearing liabilities	3,816,542	15,763	1.66	2,876,492	14,952	2.08

Demand deposits	564,352			364,456
Accrued interest and other liabilities	53,204			63,594
Stockholders’ equity	424,519			246,990

Total liabilities and stockholders’ equity	$4,858,617			$3,551,532

Net interest spread			3.42%			3.40%

Net interest income/margin on a taxable equivalent basis		40,017	3.65%		29,639	3.64%

Tax equivalent adjustment (2)		383			266

Net interest income/margin		$39,634	3.61%		$29,373	3.61%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $1.8 million and $1.5 million are included in interest and fees on loans for the three months ended June 30, 2004 and 2003, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Six months ended June 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$3,031,870	$84,520	5.61%	$2,329,948	$70,606	6.11%
Securities:
Taxable	983,153	18,868	3.86	739,552	15,704	4.28
Tax exempt (2)	47,599	1,491	6.30	31,412	1,130	7.25
Cash balances in other banks	6,707	28	0.84	11,371	60	1.06
Funds sold	59,078	300	1.02	52,289	333	1.28
Trading account securities	1,593	35	4.42	2,434	49	4.06

Total earning assets (2)	4,130,000	105,242	5.12	3,167,006	87,882	5.60

Cash and due from banks	131,672			89,227
Premises and equipment	87,228			73,553
Other assets	218,530			150,307
Allowance for loan losses	(41,172)			(33,598)

Total assets	$4,526,258			$3,446,495

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$666,699	$2,428	0.73%	$505,412	$2,551	1.02%
Savings deposits	679,707	3,643	1.08	430,245	2,177	1.02
Time deposits	1,416,340	15,408	2.19	1,198,762	17,412	2.93
Funds purchased	385,038	1,960	1.02	294,602	1,620	1.11
Other short-term borrowings	68,223	579	1.71	101,673	998	1.98
Long-term debt	372,195	6,205	3.35	267,661	5,237	3.95

Total interest-bearing liabilities	3,588,202	30,223	1.69	2,798,355	29,995	2.16

Demand deposits	506,548			343,568
Accrued interest and other liabilities	45,661			61,920
Stockholders’ equity	385,847			242,652

Total liabilities and stockholders’ equity	$4,526,258			$3,446,495

Net interest spread			3.43%			3.44%

Net interest income/margin on a taxable equivalent basis		75,019	3.65%		57,887	3.69%

Tax equivalent adjustment (2)		715			527

Net interest income/margin		$74,304	3.62%		$57,360	3.65%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $3.6 million and $2.8 million are included in interest and fees on loans for the six months ended June 30, 2004 and 2003, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for each of the 2004 second quarter and six months compared to the 2003 second quarter and six months, respectively. For the purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three months ended June 30,
	2004 Compared to 2003 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$24,601	$(16,410)	$8,191
Securities:
Taxable	5,050	(2,219)	2,831
Tax exempt	835	(606)	229
Cash balances in other banks	(16)	8	(8)
Funds sold	29	(71)	(42)
Trading account securities	(36)	24	(12)

Total interest income	30,463	(19,274)	11,189
Interest-bearing liabilities:
Interest-bearing transaction accounts	1,600	(1,520)	80
Savings and money market deposits	929	350	1,279
Time deposits	7,300	(8,390)	(1,090)
Funds purchased	657	(555)	102
Other short-term borrowings	(147)	(10)	(157)
Long-term debt	2,692	(2,095)	597

Total interest expense	13,031	(12,220)	811

Net interest income on a taxable equivalent basis	$17,432	$(7,054)	10,378

Taxable equivalent adjustment			(117)

Net interest income			$10,261

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Six months ended June 30,
	2004 Compared to 2003 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$29,264	$(15,350)	$13,914
Securities:
Taxable	7,224	(4,060)	3,164
Tax exempt	764	(403)	361
Cash balances in other banks	(21)	(11)	(32)
Funds sold	93	(126)	(33)
Trading account securities	(25)	11	(14)

Total interest income	37,299	(19,939)	17,360
Interest-bearing liabilities:
Interest-bearing transaction accounts	1,485	(1,608)	(123)
Savings and money market deposits	1,331	135	1,466
Time deposits	6,581	(8,585)	(2,004)
Funds purchased	688	(348)	340
Other short-term borrowings	(296)	(123)	(419)
Long-term debt	3,009	(2,041)	968

Total interest expense	12,798	(12,570)	228

Net interest income on a taxable equivalent basis	$24,501	$(7,369)	17,132

Taxable equivalent adjustment			(188)

Net interest income			$16,944

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of the loss in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $1.3 million and $2.5 million for the 2004 second quarter and six months, respectively, compared to $1.4 million and $2.5 million recorded during the 2003 second quarter and six months, respectively. The allowance for loan and lease losses as a percentage of outstanding loans, net of unearned income (excluding loans held for sale), was 1.36% at June 30, 2004, compared to 1.37% at December 31, 2003.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2004 second quarter was $19.3 million, compared to $21.5 million for the 2003 second quarter, a decrease of 10.4%. For the 2004 six months, noninterest income decreased to $36.9 million, compared to $40.3 million for the 2003 six months, a decrease of 8.3%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, fees relating to the origination and sale of mortgage loans, and income earned on bank owned life insurance. Service charges on deposits posted the most significant increase of any noninterest income component. Service charges on deposits for the 2004 second quarter and 2003 second quarter were $4.5 million and $3.5 million, respectively. For the 2004 six months, service charge income increased to $8.3 million, from $6.9 million for the 2003 six months. The primary reason for the increase in service charges is the impact of Alabama National’s recent acquisitions, which contributed $729,000 and $979,000 of service charge income during the 2004 second quarter and six months, respectively.

Revenue from the investment division totaled $3.3 million in the 2004 second quarter, a decrease of $3.1 million, or 48.6%, as compared to $6.4 million recorded in the 2003 second quarter. During the 2004 six months the investment division revenue totaled $7.2 million, a decrease of $4.4 million, or 37.7%, as compared to $11.5 million in the 2003 six months. Since Cypress, Indian River and Millennium do not operate in this business, these mergers had no impact on investment services revenue. The revenue recorded by the investment division in the 2003 second quarter and six months was at record levels for this division. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. Demand for these securities was high during the 2003 second quarter and six months due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolio. Although the activity for this division has moderated as interest rates have remained low, the investment division continues to add new customers and expand its market area. Securities brokerage and trust revenue increased modestly during the 2004 second quarter and six months as compared with the same periods of 2003. The increase in the securities brokerage and trust division revenue during each period of 2004 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. The gain generated from the sale of mortgages decreased to $3.5 million for the 2004 second quarter, from $4.6 million in the 2003 second quarter, representing a 24.4% decrease. During the 2004 six months the gain from sale of mortgages decreased to $6.0 million, from $7.9 million during the 2003 six months, a decrease of 24.1%. The gain recorded from the sale of mortgages during the 2003 second quarter and six months was near record levels due to falling interest rates and the impact on mortgage refinancing activity. Since mortgage rates have recently shown modest increases, refinance activity has slowed and revenue from refinancing has decreased. Other noninterest income increased to $2.3 million for the 2004 second quarter, compared to $1.7 million during the 2003 second quarter. Other noninterest income increased to $3.9 million during the 2004 six months, an increase of 32.2%, compared to $3.0 million recorded in the 2003 six months. Contributing to this increase is revenue generated from debit card and credit card activity.

Noninterest expense was $37.6 million for the 2004 second quarter, compared to $34.3 million for the 2003 second quarter. For the 2004 six months, noninterest expense was $71.8 million, compared to $65.8 million for the 2003 six months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $19.0 million for the 2004 second quarter, compared to $16.6 million for the 2003 second quarter. For the 2004 six months, salaries and employee benefits were $36.7 million, compared to $31.9 million in the 2003 six months. The most significant reason for the increase in salaries and employee benefit expense is the impact of recent acquisitions, which accounted for $2.4 million and $3.2 million of the increase during the 2004 second quarter and six months, respectively. Commission based compensation was $4.8 million for the 2004 second quarter, compared to $6.6 million for the 2003 second quarter. For the 2004 six months, commission based compensation totaled $9.5 million, compared to $12.2 million in the 2003 six months. The decrease in commission based compensation recorded for each period of 2004 is attributable to decreased production in the mortgage and investment services divisions, as a significant portion of the compensation in these divisions is production-based. Occupancy and equipment expense totaled $3.9 million in the 2004 second quarter and $3.2 million in the 2003 second quarter. Occupancy and equipment expense totaled $7.4 million in the 2004 six months and $6.4 million in the 2003 six months. The primary reason for the increased occupancy and equipment expense for the 2004 second quarter and six months is due to Alabama National’s recent acquisitions. Other noninterest expense increased to $9.1 million in the 2004 second quarter, compared with $7.7 million in the 2003 second quarter. Other noninterest expense was $16.9 million in the 2004 six months and $14.9 million in the 2003 six months.

Because of an increase in pre-tax income, income tax expense was $6.8 million for the 2004 second quarter, compared to $5.0 million for the 2003 second quarter. For the 2004 six months, income tax expense was $12.4 million, compared to $9.6 million for the 2003 six months. The effective tax rates for the 2004 second quarter and the 2004 six months were 33.9% and 33.5%, respectively, compared to 32.9% and 32.8% for the same periods of 2003. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation. The effective rate in the 2004 second quarter and six months is higher than the 2003 periods due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on June 30, 2004. Loans and leases, net of unearned income, were $3.20 billion, or 64.7% of total assets at June 30, 2004, compared to $2.66 billion, or 69.6% at December 31, 2003. Loans and leases grew $537.8 million, or 20.2%, during the 2004 six months, compared to the 2003 year-end. Excluding the Indian River and Cypress acquisitions, loans and leases grew $162.9 million, or 6.1% from December 31, 2003 balances. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	June 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$291,930	9.12%	$265,923	9.99%
Real estate:
Construction	644,113	20.13	530,024	19.91
Mortgage - residential	867,884	27.12	676,658	25.42
Mortgage - commercial	980,516	30.64	814,904	30.61
Mortgage - other	10,877.34		9,412.35
Consumer	91,810	2.87	74,137	2.78
Lease financing receivables	74,631	2.33	77,857	2.92
Securities brokerage margin loans	13,382.42		15,407.58
Other	224,901	7.03	198,036	7.44

Total gross loans and leases	3,200,044	100.00%	2,662,358	100.00%

Unearned income	(2,757)		(2,918)

Total loans and leases, net of unearned income	3,197,287		2,659,440
Allowance for loan and lease losses	(43,484)		(36,562)

Total net loans and leases	$3,153,803		$2,622,878

The carrying value of investment securities increased $271.8 million during the 2004 six months from $271.0 million at December 31, 2003. During the 2004 six months, Alabama National purchased $316.8 million of investment securities, received $70.6 million from maturities, including principal paydowns of mortgage backed securities, and acquired $25.8 million of investment securities in connection with the two 2004 first quarter acquisitions.

The carrying value of securities available for sale increased $93.7 million in the 2004 six months compared to year-end 2003. The first quarter acquisitions increased the carrying value of securities available for sale by $242.3 million. During the 2004 six months, purchases of available for sale securities totaled $373.0 million, and maturities, calls, and sales of available for sale securities totaled $509.7 million. During the 2004 six months, the available for sale portfolio experienced an unrealized loss totaling $12.0 million.

Trading account securities, which had a balance of zero at June 30, 2004, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $47.2 million at June 30, 2004 and $16.5 million at December 31, 2003.

Deposits and Other Funding Sources

Deposits increased by $861.5 million from December 31, 2003, to $3.62 billion at June 30, 2004. Excluding the first quarter acquisitions, deposits increased $246.5 million, or 6.8% compared with December 31, 2003 balances. Deposits continue to increase organically due to recent branch expansions, successful business development efforts by the Company and overall economic growth in the markets served by Alabama National. At June 30, 2004, deposits included $186.9 million of brokered time deposits, compared to $156.0 million at December 31, 2003.

Federal funds purchased and securities sold under agreements to repurchase totaled $372.0 million at June 30, 2004, an increase of $13.6 million from December 31, 2003. Short-term borrowings at June 30, 2004 totaled $31.3 million, including a note payable to a third party bank of $7.2 million and advances from the Federal Home Loan Bank (“FHLB”) totaling $24.2 million.

Alabama National’s short-term borrowings at June 30, 2004 and December 31, 2003 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	June 30, 2004	December 31, 2003
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 2.03% and 1.89125% at June 30, 2004 and December 31, 2003, respectively; collateralized by Alabama National’s stock in subsidiary banks. Matures on May 31, 2005.	$7,150	$1,650
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 1.70% and 1.15% at June 30, 2004 and December 31, 2003, respectively; collateralized by FHLB stock and certain first real estate mortgages.	14,040	24,500
FHLB borrowings due at various maturities ranging from July 30, 2004 through December 4, 2004 at June 30, 2004; at December 31, 2003, maturities ranged from February 2, 2004 to December 4, 2004; bearing interest at fixed rates ranging from 1.79% to 6.44% and 1.79% to 5.715% at June 30, 2004 and December 31, 2003, respectively; collateralized by FHLB stock and certain first real estate mortgages.	10,143	15,000

Total short-term borrowings.	$31,333	$41,150

Alabama National’s long-term debt at June 30, 2004 and December 31, 2003 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	June 30, 2004	December 31, 2003
FHLB borrowings due at various maturities ranging from November 10, 2005 through November 7, 2012 at June 30, 2004; maturities ranged from November 10, 2005 to October 23, 2012 at December 31, 2003; bearing interest at fixed rates ranging from 1.89% to 6.00% and 1.09% to 6.00% at June 30, 2004 and December 31, 2003, respectively; convertible to a variable rate at the option of the FHLB at dates ranging from July 7, 2004 to November 7, 2007; collateralized by FHLB stock and certain first real estate mortgages.	$273,256	$258,000
FHLB borrowing due September 12, 2006; rate varies quarterly with LIBOR and was 0.81875% and 0.52% at June 30, 2004 and December 31, 2003, respectively; on September 12, 2004 the advance will convert to a fixed rate of 2.54%; or the FHLB can convert the advance on September 12, 2004 to a variable rate advance; collateralized by FHLB stock and certain first real estate mortgages.	28,000	28,000
FHLB borrowings due at dates ranging from May 12, 2006 to November 5, 2008; rates vary quarterly with LIBOR and ranged from 1.18% to 1.26%; collateralized by FHLB stock and certain first real estate mortgages.	49,000	—
Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary with LIBOR and ranged from 4.6363% to 5.13375% and 4.2125% to 4.77% at June 30, 2004 and December 31, 2003, respectively.	53,610	46,393
Capital leases payable.	22	34

Total long-term debt.	$403,888	$332,427

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At June 30, 2004, Alabama National had no loans past due 90 days or more that were still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At June 30, 2004, nonperforming assets totaled $10.3 million, compared to $10.5 million at year-end 2003. Nonperforming assets as a percentage of loans plus other real estate were 0.32% at June 30, 2004, compared to 0.40% at December 31, 2003. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	June 30, 2004	December 31, 2003
Nonaccrual loans	$8,307	$9,817
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	8,307	9,817
Other real estate owned	1,969	699

Total nonperforming assets	$10,276	$10,516

Allowance for loan and lease losses to period-end loans	1.36%	1.37%
Allowance for loan and lease losses to period-end nonperforming loans	523.46	372.44
Allowance for loan losses to period-end nonperforming assets	423.16	347.68
Net charge-offs to average loans (1)	0.08	0.13
Nonperforming assets to period-end loans and other real estate owned	0.32	0.40
Nonperforming loans to period-end loans	0.26	0.37

(1)	- Excludes average loans held for sale

Net loan charge-offs for the 2004 six months totaled $1.1 million, or 0.08% (annualized) of average loans and leases for the period (excluding loans held for sale). The allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.36% at June 30, 2004, compared to 1.37% at December 31, 2003. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Allowance for loan and lease losses at beginning of period	$42,392	$33,247	$36,562	$32,704
Charge-offs:
Commercial, financial and agricultural	1,540	—	2,629	387
Real estate - mortgage	41	389	102	1,102
Consumer	209	201	388	505

Total charge-offs	1,790	590	3,119	1,994

Recoveries:
Commercial, financial and agricultural	341	172	421	276
Real estate - mortgage	223	81	272	178
Consumer	1,040	266	1,301	921

Total recoveries	1,604	519	1,994	1,375

Net charge-offs	186	71	1,125	619
Provision for loan and lease losses	1,278	1,424	2,506	2,515
Additions to allowance through acquisitions	—	995	5.541	995

Allowance for loan and lease losses at end of period	$43,484	$35,595	$43,484	$35,595

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan and lease losses at June 30, 2004 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at June 30, 2004, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	June 30, 2004
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$1,952,616	$463,368	$473,789	$318,673	$3,208,446
Securities (2)	53,757	95,708	231,183	773,608	1,154,256
Trading securities	—	—	—	—	—
Interest-bearing deposits in other banks	14,438	—	—	—	14,438
Funds sold	47,191	—	—	—	47,191

Total interest-earning assets	$2,068,002	$559,076	$704,972	$1,092,281	$4,424,331
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$390,855	$—	$—	$378,959	$769,814
Savings and money market deposits	404,889	—	—	410,021	814,910
Time deposits (3)	361,279	657,367	298,761	138,762	1,456,169
Funds purchased	372,029	—	—	—	372,029
Short-term borrowings (4)	27,125	5,000	—	—	32,125
Long-term debt	261,237	81,393	32,500	28,758	403,888

Total interest-bearing liabilities	$1,817,414	$743,760	$331,261	$956,500	$3,848,935

Period gap	$250,588	$(184,684)	$373,711	$135,781

Cumulative gap	$250,588	$65,904	$439,615	$575,396	$575,396

Ratio of cumulative gap to total earning assets	5.66%	1.49%	9.94%	13.01%

(1)	Excludes nonaccrual loans of $8.3 million.

(2)	Excludes available for sale equity securities of $21.5 million.

(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(4)	Includes treasury, tax and loan account of $0.8 million.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. As shown in the table above, Alabama National is asset sensitive in all periods except for the after three through twelve months time frame, although it remains asset sensitive on a cumulative basis throughout all periods. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At June 30, 2004, mortgage backed securities with a carrying value of $847.6 million, or 17.2% of total assets, and essentially every loan and lease, net of unearned income (totaling $3.20 billion, or 64.7% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $3.62 billion, or 73.2%, of total assets at June 30, 2004. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following tables illustrate the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Due to the current low interest rate environment, Alabama National has elected to model interest rate decreases of 25 and 50 basis points. (This would equate to federal funds rates of 0.75% and 0.50%, respectively, prior to the Federal Reserve’s June 30, 2004 25 basis point increase in the federal funds rate.) The current rates paid on interest-bearing accounts cannot decrease below zero, yet rates earned on loans can experience a decrease in the falling rate scenarios, and the interest rate spread would therefore compress. As noted above, however, management does not anticipate having the ability to reduce liability costs as successfully if it were to experience a rate cut of a greater magnitude. As also noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Alabama National’s net interest margin may differ from that found in the tables.

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of June 30, 2004		As of December 31, 2003
	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount
+200 basis points	$183,413	2.63%	$150,671	8.72%
+100 basis points	182,130	1.91	144,794	4.48
0 basis points	178,719	—	138,592	—
-25 basis points	178,427	(0.16)	137,755	(0.60)
-50 basis points	177,943	(0.43)	136,300	(1.65)

(1)	Assumes an immediate rate change of this magnitude.

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

Liquidity and Capital Adequacy

Alabama National’s net loans and leases to deposit ratio was 88.4% at June 30, 2004, compared to 96.6% at year-end 2003. Alabama National’s liquid assets as a percentage of total deposits were 5.7% at June 30, 2004, compared to 5.4% at year-end 2003. At June 30, 2004, Alabama National had unused federal funds lines of approximately $182.4 million, unused lines at the Federal Home Loan Bank of $1.02 billion and an unused credit line with a third party bank of $22.9 million. The ability of Alabama National to use the entire amount of credit extended by the Federal Home Loan Bank depends on the available collateral to pledge for borrowings. Alabama National also has access to approximately $56.3 million via a credit facility with the Federal Reserve Bank of Atlanta. At June 30, 2004 and year-end 2003, there were no outstanding borrowings under this Federal Reserve credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $144.3 million from December 31, 2003, to $423.7 million at June 30, 2004. This increase was attributable to the following components (in thousands):

Net income	$24,551
Dividends	(9,619)
Issuance of stock for option exercises and other stock based compensation	1,601
Issuance of stock in purchase business combinations	134,424
Additional paid in capital related to stock based compensation	1,046
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(7,751)

Net increase	$144,252

Subsequent to the June 30, 2004 quarter end, Alabama National completed an underwritten public offering of 977,500 shares of common stock (including 127,500 shares subject to an over-allotment option) and received net proceeds of approximately $49,694,610 after deducting underwriting discounts and estimated offering expenses, improving Alabama National’s financial position. See Note J to the accompanying financial statements.

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at June 30, 2004. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each Bank at June 30, 2004:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.22%	11.47%	7.36%
National Bank of Commerce of Birmingham	9.88	11.03	7.30
Alabama Exchange Bank	14.83	16.08	7.41
Bank of Dadeville	12.87	14.13	7.19
Citizens & Peoples Bank, N.A.	9.02	10.27	7.16
Community Bank of Naples, N.A.	9.56	10.81	7.64
First American Bank	9.81	11.06	7.91
First Citizens Bank	14.63	15.75	7.04
First Gulf Bank	9.58	10.83	6.74
Georgia State Bank	10.10	11.18	6.72
Public Bank	11.33	12.58	7.97
Millennium Bank	11.05	12.30	7.48
Cypress Bank	9.44	10.68	7.09
Indian River National Bank	10.52	11.77	6.15
Required minimums	4.00	8.00	4.00

On February 18, 2004, Alabama National renewed its share repurchase program that expired on December 31, 2003. The renewed plan authorizes the company to repurchase up to 300,000 shares of its common stock and will expire on December 31, 2004. There were no shares repurchased during the six months ended June 30, 2004.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk”.

Item 4 – Controls and Procedures.

As of June 30, 2004, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in its periodic filings with the Securities and Exchange Commission.

There was no significant change in Alabama National’s internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security-Holders.

Alabama National held its Annual Meeting of Stockholders on May 5, 2004. At the meeting, the stockholders of Alabama National were asked to vote on several matters, including the election of 15 directors to serve until the next annual meeting of stockholders. The results of the stockholder voting on all matters submitted to a stockholder vote are summarized as follows:

Proposal 1 - Election of Directors:

	VOTES FOR	WITHHOLD AUTHORITY
W. Ray Barnes	12,665,869	195,029
Dan M. David	12,564,732	296,166
John V. Denson	12,479,065	381,833
Griffin A. Greene	12,666,945	193,953
John H. Holcomb, III	12,543,442	317,456
John D. Johns	12,663,258	197,640
John J. McMahon, Jr.	12,474,372	386,526
C. Phillip McWane	12,474,467	386,431
William D. Montgomery	12,665,869	195,029
Richard Murray, IV	12,656,632	295,266
Victor E. Nichol, Jr.	12,564,977	295,921
C. Lloyd Nix	12,655,390	205,508
G. Ruffner Page, Jr.	12,566,072	294,826
John Plunk	10,806,899	2,053,999
W. Stancil Starnes	10,728,993	2,131,905

Proposal 2 - Adoption of the Alabama National BanCorporation Performance Share and Deferral Plan for Non-Employee Directors of Affiliate Banks:

VOTES FOR	VOTES AGAINST	ABSTAIN
10,487,811	417,253	56,191

Proposal 3 - Ratification of Adoption of the Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees:

VOTES FOR	VOTES AGAINST	ABSTAIN
10,625,595	281,471	54,189

Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm:

VOTES FOR	VOTES AGAINST	ABSTAIN
12,674,691	168,254	17,683

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 3.1 –	Restated Certificate of Incorporation (Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

Exhibit 3.2 –	Amended and Restated Bylaws (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10.1 –	Eighth Amendment to the Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2004.

Exhibit 10.2 –	Sixth Note Modification to the Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2004.

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Form 8-K to report First Quarter Earnings, furnished on April 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date:	August 9, 2004	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date:	August 9, 2004	/s/ William E. Matthews, V.
William E. Matthews, V., its Executive Vice President and Chief Financial Officer