Form 10-Q
period 2004-09-30
ALABAMA NATIONAL BANCORPORATION
filed 2004-11-09
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

0-25160

(Commission File No.)

ALABAMA NATIONAL BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1114426
(State of incorporation)	(IRS employer identification number)

1927 First Avenue North, Birmingham, Alabama	35203-4009
(Address of principal executive offices)	(Zip Code)

205-583-3600

(Registrant’s Telephone Number)

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

The registrant has 16,981,496 shares of common stock, par value $1.00 per share, outstanding at November 8, 2004.

INDEX

ALABAMA NATIONAL BANCORPORATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$144,110	$123,086
Interest-bearing deposits in other banks	16,313	10,019
Federal funds sold and securities purchased under resell agreements	39,844	16,534
Trading securities, at fair value	494	109
Investment securities (fair values of $533,526 and $271,536)	533,492	271,035
Securities available for sale, at fair value	637,301	539,192
Loans held for sale	22,634	16,415
Loans and leases	3,403,695	2,662,358
Unearned income	(3,398)	(2,918)

Loans and leases, net of unearned income	3,400,297	2,659,440
Allowance for loan and lease losses	(45,903)	(36,562)

Net loans and leases	3,354,394	2,622,878
Property, equipment and leasehold improvements, net	94,792	77,291
Goodwill	145,169	30,964
Other intangible assets, net	12,139	4,623
Cash surrender value of life insurance	63,898	59,425
Receivable from investment division customers	34,394	12,966
Other assets	45,132	35,575

Total assets	$5,144,106	$3,820,112

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$599,117	$404,755
Interest bearing	3,035,607	2,348,994

Total deposits	3,634,724	2,753,749
Federal funds purchased and securities sold under repurchase agreements	460,493	358,393
Treasury, tax and loan accounts	895	1,431
Accrued expenses and other liabilities	49,279	41,577
Payable for securities purchased for investment division customers	33,692	11,967
Short-term borrowings	40,000	41,150
Long-term debt	403,792	332,427

Total liabilities	4,622,875	3,540,694

Commitments and contingencies (Note B)

Common stock, $1 par; 27,500,000 shares authorized; 16,975,772 and 12,838,844 shares issued at September 30, 2004 and December 31, 2003, respectively	16,976	12,839
Additional paid-in capital	340,400	126,370
Retained earnings	163,690	140,028
Accumulated other comprehensive income, net of tax	165	181

Total stockholders’ equity	521,231	279,418

Total liabilities and stockholders’ equity	$5,144,106	$3,820,112

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,
	2004	2003
Interest income:
Interest and fees on loans and leases	$48,320	$37,578
Interest on securities	11,981	7,428
Interest on deposits in other banks	18	26
Interest on trading securities	9	27
Interest on federal funds sold and securities purchased under resell agreements	244	198

Total interest income	60,572	45,257

Interest expense:
Interest on deposits	11,924	10,355
Interest on federal funds purchased and securities sold under repurchase agreements	1,394	815
Interest on short-term borrowings	186	315
Interest on long-term debt	3,454	2,674

Total interest expense	16,958	14,159

Net interest income	43,614	31,098
Provision for loan and lease losses	1,624	1,396

Net interest income after provision for loan and lease losses	41,990	29,702

Noninterest income:
Securities gains	—	4
Gain (loss) on disposition of assets	(68)	914
Service charges on deposit accounts	4,537	3,623
Investment services income	2,685	4,555
Securities brokerage and trust income	4,056	3,995
Gain on sale of mortgages	2,852	5,478
Bank owned life insurance	637	684
Insurance commissions	833	797
Other	3,034	1,822

Total noninterest income	18,566	21,872

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the three months ended September 30,
	2004	2003
Noninterest expense:
Salaries and employee benefits	19,630	16,874
Commission based compensation	4,357	6,062
Occupancy and equipment expenses	4,085	3,326
Amortization of intangibles	858	285
Other	9,278	9,078

Total noninterest expense	38,208	35,625

Income before provision for income taxes	22,348	15,949
Provision for income taxes	7,642	5,368

Net income	$14,706	$10,581

Weighted average common shares outstanding:
Basic	16,765	12,935

Diluted	17,013	13,161

Earnings per common share:
Basic	$0.88	$0.82

Diluted	$0.86	$0.80

Cash dividends per common share	$0.3125	$0.285

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the nine months ended September 30,
	2004	2003
Interest income:
Interest and fees on loans and leases	$132,632	$108,041
Interest on securities	31,833	23,878
Interest on deposits in other banks	46	86
Interest on trading securities	44	76
Interest on federal funds sold and securities purchased under resell agreements	544	531

Total interest income	165,099	132,612

Interest expense:
Interest on deposits	33,403	32,495
Interest on federal funds purchased and securities sold under repurchase agreements	3,354	2,435
Interest on short-term borrowings	765	1,313
Interest on long-term debt	9,659	7,911

Total interest expense	47,181	44,154

Net interest income	117,918	88,458
Provision for loan and lease losses	4,130	3,911

Net interest income after provision for loan and lease losses	113,788	84,547

Noninterest income:
Securities gains	—	43
Gain (loss) on disposition of assets	(31)	881
Service charges on deposit accounts	12,868	10,436
Investment services income	9,865	16,087
Securities brokerage and trust income	12,352	12,018
Gain on sale of mortgages	8,885	13,427
Bank owned life insurance	2,047	2,052
Insurance commissions	2,570	2,435
Other	6,938	4,774

Total noninterest income	55,494	62,153

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the nine months ended September 30,
	2004	2003
Noninterest expense:
Salaries and employee benefits	56,301	48,732
Commission based compensation	13,906	18,285
Occupancy and equipment expenses	11,450	9,696
Amortization of intangibles	2,182	762
Other	26,152	23,978

Total noninterest expense	109,991	101,453

Income before provision for income taxes	59,291	45,247
Provision for income taxes	20,034	14,977

Net income	$39,257	$30,270

Weighted average common shares outstanding:
Basic	15,427	12,678

Diluted	15,680	12,875

Earnings per common share:
Basic	$2.54	$2.39

Diluted	$2.50	$2.35

Cash dividends per common share	$0.9375	$0.855

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended September 30,
	2004	2003
Net income	$14,706	$10,581
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	11,972	(6,572)
Less: Reclassification adjustment for net gains included in net income	—	4

Other comprehensive income (loss), before tax	11,972	(6,576)
Provision for (benefit of) income taxes related to items of other comprehensive income (loss)	4,237	(2,303)

Other comprehensive income (loss)	7,735	(4,273)

Comprehensive income	$22,441	$6,308

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2004	2003
Net income	$39,257	$30,270
Other comprehensive (loss):
Unrealized (losses) on securities available for sale arising during the period	(13)	(3,389)
Less: Reclassification adjustment for net gains included in net income	—	43

Other comprehensive (loss), before tax	(13)	(3,432)
Provision for (benefit of) income taxes related to items of other comprehensive (loss)	3	(1,182)

Other comprehensive income (loss)	(16)	(2,250)

Comprehensive income	$39,241	$28,020

See accompanying notes to unaudited consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2004	2003
Net cash flows provided by operating activities	$46,915	$52,345

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	93,114	264,830
Purchases of investment securities	(330,101)	(205,133)
Purchases of securities available for sale	(412,988)	(832,232)
Proceeds from sale of securities available for sale	6,233	47,504
Proceeds from calls and maturities of securities available for sale	562,524	622,027
Net increase in interest bearing deposits in other banks	(6,294)	(11,850)
Net (increase) decrease in federal funds sold and securities purchased under resell agreements	(21,734)	55,267
Net increase in loans and leases	(290,446)	(292,259)
Purchase acquisitions, net of cash acquired	35,166	(2,952)
Purchases of property, equipment and leasehold improvements	(10,151)	(5,325)
Proceeds from liquidation of assets	—	799
Proceeds from sale of other real estate owned and fixed assets	1,336	5,044

Net cash used in investing activities	(373,341)	(354,280)

Cash flows from financing activities:
Net increase in deposits	229,199	330,714
Net increase in federal funds purchased and securities sold under agreements to repurchase	59,252	39,995
Net decrease in short-term borrowings and capital leases	(1,992)	(90,898)
Proceeds from long-term debt	24,000	82,000
Repayment of long-term debt	—	(7,000)
Purchase of treasury stock	—	(900)
Penalty on long-term debt repayment	—	(822)
Dividends on common stock	(14,922)	(10,712)
Proceeds from the sale of common stock	49,682	—
Other	2,231	448

Net cash provided by financing activities	347,450	342,825

Increase in cash and cash equivalents	21,024	40,890
Cash and cash equivalents, beginning of period	123,086	99,561

Cash and cash equivalents, end of period	$144,110	$140,451

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$2,275	$4,891

Adjustment to market value of securities available for sale, net of deferred income taxes	$(16)	$(2,250)

Assets acquired in business combinations net of cash received	$875,686	$122,727

Liabilities assumed in business combinations	$748,354	$99,956

Additionally, in connection with the consummation of the Company’s three acquisitions during the nine months ended September 30, 2004, the Company issued a total of 3,016,073 shares of common stock with an aggregate fair value of approximately $162.5 million. Further, during the nine months ended September 30, 2003, the Company issued 395,244 shares of common stock having a market value of approximately $19.8 million in connection with the Company’s acquisition of Millennium Bank.

See accompanying notes to unaudited consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2003.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition. As of September 30, 2004, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $983.0 million. A majority of these commitments will expire in less than one year.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (Statement 132). Statement 132 requires enhanced disclosures for defined benefit pension plans. Statement 132 requires companies to provide more details about their plan assets, investment strategy, measurement dates, benefit obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The disclosures required by Statement 132 are effective for financial statements with fiscal years ending after December 15, 2003, except for disclosures regarding estimated future benefit payments. Disclosures regarding estimated future benefit payments will be required for fiscal years ending after June 15, 2004. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. See Note H “Defined Benefit Pension Plan” in the Notes to the Unaudited Consolidated Financial Statements for the disclosures required by this statement. As Statement 132 relates to changes in disclosures, its adoption did not have an impact on Alabama National’s financial condition or results of operations.

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

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, Alabama National adopted the provisions of SAB 105. Alabama National records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. Alabama National does not currently include, and was not previously including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on Alabama National’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance in Issue 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of Issue 03-1 until further implementation guidance could be established. Alabama National does not anticipate that the adoption of Issue 03-1 will have a material impact on its financial condition or results of operations.

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

As of September 30, 2004, Alabama National has securities with gross unrealized losses totaling $7.2 million. The losses for all securities are a direct result of rising interest rates and the effect that rising interest rates has on the value of debt securities and not the credit worthiness of the issuers. In addition, Alabama National has the ability and intent to hold these securities for a period of time sufficient to allow for a recovery in fair value. Therefore, Alabama National has not recognized any other-than-temporary impairments.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and nine months ended September 30, 2004 and 2003.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$14,706	$10,581	$39,257	$30,270
Weighted average basic common shares outstanding	16,765	12,935	15,427	12,678

Basic Earnings Per Share	$0.88	$0.82	$2.54	$2.39

Diluted Earnings Per Share:
Net income available to common shareholders	$14,706	$10,581	$39,257	$30,270
Weighted average common shares outstanding	16,765	12,935	15,427	12,678
Effect of dilutive securities	248	226	253	197

Weighted average diluted common shares outstanding	17,013	13,161	15,680	12,875

Diluted Earnings Per Share	$0.86	$0.80	$2.50	$2.35

NOTE E - SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and net income (loss) to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Services Division (1)	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three months ended September 30, 2004:
Interest income	$—	$267	$305	$—	$60,067	$(29)	$(38)	$60,572
Interest expense		23	83		16,181	709	(38)	16,958

Net interest income		244	222		43,886	(738)		43,614
Provision for loan and lease losses					1,624			1,624
Noninterest income	2,685	4,056	3,512	911	7,383	19		18,566
Noninterest expense	2,117	3,946	2,741	887	26,877	1,640		38,208

Net income (loss) before tax	$568	$354	$993	$24	$22,768	$(2,359)	$—	$22,348

Total assets as of September 30, 2004	$35,036	$27,822	$24,066	$4,316	$5,043,578	$9,288		$5,144,106

Three months ended September 30, 2003:
Interest income	$—	$295	$830	$—	$44,183	$(29)	$(22)	$45,257
Interest expense		29	256		13,494	402	(22)	14,159

Net interest income		266	574		30,689	(431)		31,098
Provision for loan and lease losses					1,396			1,396
Noninterest income	4,555	3,995	5,721	797	6,804			21,872
Noninterest expense	3,036	3,790	3,243	748	22,932	1,876		35,625

Net income (loss) before tax	$1,519	$471	$3,052	$49	$13,165	$(2,307)	$—	$15,949

Total assets as of September 30, 2003	$72,685	$34,125	$40,067	$4,998	$3,694,506	$6,560		$3,852,941

Nine months ended September 30, 2004:
Interest income	$—	$812	$780	$—	$163,672	$(86)	$(79)	$165,099
Interest expense		79	214		45,045	1,922	(79)	47,181

Net interest income		733	566		118,627	(2,008)		117,918
Provision for loan and lease losses					4,130			4,130
Noninterest income	9,865	12,352	9,501	2,648	21,074	54		55,494
Noninterest expense	7,482	11,748	6,801	2,663	76,590	4,707		109,991

Net income (loss) before tax	$2,383	$1,337	$3,266	$(15)	$58,981	$(6,661)	$—	$59,291

Nine months ended September 30, 2003:
Interest income	$—	$762	$2,099	$—	$129,912	$(86)	$(75)	$132,612
Interest expense		90	723	2	42,246	1,168	(75)	44,154

Net interest income		672	1,376	(2)	87,666	(1,254)		88,458
Provision for loan and lease losses					3,911			3,911
Noninterest income	16,087	12,018	14,018	2,435	17,593	2		62,153
Noninterest expense	10,499	11,433	8,154	2,301	63,926	5,140		101,453

Net income (loss) before tax	$5,588	$1,257	$7,240	$132	$37,422	$(6,392)	$—	$45,247

(1)	Noninterest income for the three and nine months ended September 30, 2004, includes $78,000 from the sale of two satellite locations.

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

At September 30, 2004, the carrying value of goodwill totaled $145.2 million. The amounts attributable to the Retail and Commercial Banking segment and Insurance Services Division are $142.5 million and $2.7 million, respectively.

NOTE F - MERGERS AND ACQUISITIONS

On July 9, 2004, Alabama National completed the acquisition of Coquina Bank (“Coquina”). Pursuant to the terms of the merger agreement, Coquina was merged with another Alabama National subsidiary, Cypress Bank, on August 20, 2004 to form CypressCoquina Bank.

In addition to the Coquina acquisition, Alabama National completed the acquisition of Cypress Bankshares, Inc. (“Cypress”) on February 20, 2004, and the acquisition of Indian River Banking Company (“Indian River”) on February 27, 2004. The following table summarizes some details of the three acquisitions completed in 2004.

	Cypress Bankshares, Inc.	Indian River Banking Company	Coquina Bank
Location	Palm Coast, Florida	Vero Beach, Florida	Ormond Beach, Florida
Merger closing date	2/20/2004	2/27/2004	7/9/2004
Shares of Alabama National common stock issued	455,449	2,017,053	543,571
Stock options assumed (as converted)	52,130	123,430	—
Additional cash consideration	$1.9 million	$5.1 million	$2.0 million
Total purchase price	$27.4 million	$112.4 million	$31.7 million

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Cypress, Indian River and Coquina at the respective dates of acquisition. Management continues to finalize the fair value of assets acquired and liabilities assumed in connection with these acquisitions.

	Cypress Bankshares, Inc.	Indian River Banking Company	Coquina Bank
	(Amounts in thousands)
Cash	$9,691	$26,178	$8,281
Securities	26,111	241,905	11,421
Federal funds sold and repurchase agreements	959	384	233
Net loans	75,396	282,857	89,229
Other assets	7,636	10,299	6,265
Goodwill	17,686	73,220	21,893
Core deposit intangible	1,644	7,542	1,006

Total assets acquired	139,123	642,385	138,328

Deposits	104,250	444,697	102,829
Other liabilities	7,484	85,333	3,761

Total liabilities assumed	111,734	530,030	106,590

Net assets acquired	$27,389	$112,355	$31,738

The acquisitions of Cypress, Indian River and Coquina resulted in the recognition of $19.3 million, $80.8 million and $22.9 million of intangible assets, respectively. Alabama National allocated $1.6 million, $7.5 million and $1.0 million of the total intangible created to core deposits of Cypress, Indian River and Coquina, respectively. This allocation was based upon Alabama National’s valuation of the core deposits of Cypress, Indian River and Coquina. Among the factors considered in the valuation included: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of acquired relationships. The core deposit intangible created is being amortized on an accelerated basis not to exceed seven years. The remaining intangible created was allocated to goodwill.

The following table presents the unaudited pro forma results of operations for Alabama National, as if the Millennium Bank (“Millennium”), Cypress, Indian River and Coquina acquisitions had occurred at January 1, 2004 and 2003. The results for the nine month period ended September 30, 2004 were adjusted for Indian River, Cypress and Coquina only, as Millennium was included for the entire period. The three month period ended September 30, 2004 was not adjusted for the Coquina acquisition, as Coquina was included for all but nine days of the 2004 third quarter. Since no consideration is given to the operational efficiencies and expanded products and services typically offered by the newly acquired banks subsequent to acquisition, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the respective acquisitions had occurred at the indicated dates (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total revenue (1)	$62,180	$60,780	$180,285	$176,513
Net income	$14,706	$12,154	$39,973	$35,248
Basic EPS	$0.88	$0.76	$2.45	$2.21
Diluted EPS	$0.86	$0.75	$2.40	$2.17

(1)	Total revenue consists of net interest income plus noninterest income.

NOTE G - GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Insurance Services Division for the nine months ended September 30, 2004 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Services Division
Balance, January 1, 2004	$28,271	$2,693
Acquired goodwill	112,799	—
Other goodwill adjustments	1,406	—

Balance, September 30, 2004	$142,476	$2,693

Other goodwill adjustments relates to the refinement of the fair values assigned to the assets and liabilities of a previous acquisition.

Intangible assets as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$18,130	$(6,351)	$11,779
Other customer intangibles	959	(599)	360

Total amortizing intangible assets	$19,089	$(6,950)	$12,139

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$7,938	$(4,342)	$3,596
Other customer intangibles	1,453	(426)	1,027

Total amortizing intangible assets	$9,391	$(4,768)	$4,623

During the nine months ended September 30, 2004 and 2003, Alabama National recognized $2,182,000 and $762,000 of other intangible amortization expense, respectively, and during the three months ended September 30, 2004 and 2003, Alabama National recognized $858,000 and $285,000 of other intangible expense, respectively. Based upon recorded intangible assets as of September 30, 2004, aggregate amortization expense for each of the next five years is estimated to be $3.2 million, $2.8 million, $2.4 million, $1.7 million and $1.1 million, respectively.

NOTE H - DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	92	92	275	275
Expected return on plan assets	(118)	(109)	(353)	(329)
Amortization of prior service cost	—	—	—	—
Amortization of transition asset	—	(1)	—	(1)
Amortization of net loss	8	17	25	52

Net periodic pension income	$(18)	$(1)	$(53)	$(3)

As of September 30, 2004, Alabama National has not made any 2004 contributions to the defined benefit pension plan because the plan is fully funded and Alabama National does not anticipate making any contributions in the year ended December 31, 2004. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE I - TREASURY STOCK REPURCHASE PLAN

On February 18, 2004, the Board of Directors of Alabama National renewed its share repurchase program that expired on December 31, 2003. The renewed plan authorizes the Company to repurchase up to 300,000 shares of its common stock and will expire on December 31, 2004. There were no shares repurchased during the nine months ended September 30, 2004.

NOTE J - UNDERWRITTEN PUBLIC OFFERING

During the 2004 third quarter, Alabama National completed an underwritten public offering of 977,500 shares of its common stock at a public offering price of $54.20 per share. Alabama National received net proceeds of approximately $49.7 million from the public offering.

NOTE K - SUBSEQUENT EVENTS-ALABAMA NATIONAL SUBSIDIARY BANK MERGERS

Alabama National announced by press release on October 29, 2004 that it plans to unite First American Bank with National Bank of Commerce of Birmingham in February 2005 and with First Citizens Bank of Talladega in May 2005, creating a financial institution with approximately $2.5 billion in assets as of September 30, 2004. The combined institution will be called First American Bank, with 33 locations in north and central Alabama.

Alabama National also announced in the press release the planned March 2005 unification of First Gulf Bank in Baldwin County, Alabama and Citizens & Peoples Bank, N.A. of Pensacola, Florida. These two banks will unite to form First Gulf Bank, N.A., which will be a $425 million bank headquartered in Pensacola serving its customers through 10 offices. To be consummated, these transactions must first receive certain regulatory approvals.

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

Alabama National acquired Millennium Bank on June 19, 2003, Cypress Bankshares, Inc. on February 20, 2004, Indian River Banking Company on February 27, 2004 and Coquina Bank on July 9, 2004, using the purchase method of accounting in each transaction. Accordingly, the results of operations for Cypress Bank, Indian River National Bank and Coquina Bank are not included in the three or nine month periods ended September 30, 2003. Millennium Bank’s results of operations are included for the entire three months ended September 30, 2003, but the nine months ended September 30, 2003 include only Millennium Bank’s results subsequent to the acquisition date. The three and nine month periods ended September 30, 2004 include Millennium for the entire periods but only include the results of operations of Cypress, Indian River and Coquina subsequent to the acquisition date for each.

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

Performance Overview

Alabama National’s net income was $14.7 million for the third quarter of 2004 (the “2004 third quarter”), compared to $10.6 million for the third quarter of 2003 (the “2003 third quarter”). Net income for the nine months ended September 30, 2004 (the “2004 nine months”) was $39.3 million, compared to $30.3 million for the nine months ended September 30, 2003 (the “2003 nine months”). Net income per diluted common share for the 2004 and 2003 third quarters was $0.86 and $0.80, respectively. For the 2004 nine months, net income per diluted common share was $2.50, compared to $2.35 for the 2003 nine months.

The annualized return on average assets for Alabama National was 1.15% and 1.12% for the 2004 and 2003 third quarters, respectively. The annualized return on average assets for Alabama National was 1.11% for the 2004 nine months, compared to 1.14% for the 2003 nine months. The annualized return on average stockholders’ equity was 11.77% for the 2004 third quarter, as compared to 15.55% for the 2003 third quarter. The annualized return on average stockholders’ equity was 12.39% and 16.07% for the 2004 and 2003 nine months, respectively. Return on average assets and return on average stockholders’ equity have each been negatively affected by recent acquisitions due to the amount of goodwill and other intangible assets recorded, which amount increased the denominator in both of these ratio calculations. The recent public offering by Alabama National has also negatively affected the return on average shareholders’ equity for the 2004 periods because it resulted in an increase in shareholders’ equity. Book value per share at September 30, 2004 was $30.70, an increase of $8.94 from year-end 2003, due primarily to the impact of 2004 acquisitions. Alabama National declared cash dividends totaling $0.9375 per share on common stock during the 2004 nine months, compared to $0.855 per share declared on common stock during the 2003 nine months.

Net Income

The primary reasons for the increased net income during the 2004 third quarter and 2004 nine months, compared to the same periods in 2003, are an increase in net interest income and the acquisitions of Cypress Bank, Indian River National Bank and Coquina Bank. The 2004 acquisitions contributed $2.7 million and $5.5 million in net income for the 2004 third quarter and nine months, respectively. Net interest income for the 2004 third quarter totaled $43.6 million, a 40.2% increase over the $31.1 million recorded in the 2003 third quarter. During the 2004 nine months, net interest income totaled $117.9 million, a 33.3% increase compared to $88.5 million recorded in the 2003 nine months. The increased net interest income was offset by a decline in total noninterest income recorded during the 2004 third quarter and nine months. During the 2004 third quarter, total noninterest income was $18.6 million, a decrease of $3.3 million as compared to the 2003 third quarter. For the 2004 nine months, noninterest income was $55.5 million, a decrease of 10.7% from $62.2 million recorded in the 2003 nine months. The income from the sale of mortgage loans and income from investment services experienced a significant decrease in each period of 2004 as compared to the same periods in 2003. The revenue recorded in these two business segments during the 2003 third quarter and nine months were both near record levels for Alabama National.

Average earning assets for the 2004 third quarter and nine months increased by $1.18 billion and $1.03 billion, respectively, as compared to the same periods in 2003. Average interest-bearing liabilities increased by $919.6 million and $833.2 million during the 2004 third quarter and nine months, respectively, as compared to the same periods in 2003. Recent acquisitions have contributed greatly to the increases in average earning assets and interest-bearing liabilities. The average taxable equivalent rate earned on assets was 5.27% and 5.18% for the 2004 third quarter and 2004 nine months, respectively, compared to 5.27% and 5.48% for the 2003 third quarter and 2003 nine months, respectively. The average rate paid on interest-bearing liabilities was 1.72% and 1.70% for the 2004 third quarter and 2004 nine months, respectively, compared to 1.87% and 2.06% for the 2003 third quarter and 2003 nine months, respectively. The net interest margin was 3.77% and 3.67% for the 2004 third quarter and 2004 nine months, respectively, compared to 3.60% and 3.63% for the 2003 third quarter and 2003 nine months, respectively. The net interest margin for the 2004 third quarter increased by 16 basis points compared to the second quarter of 2004. Alabama National has benefited from the Federal Reserve Bank’s three separate fed funds rate increases beginning June 30, 2004. Alabama National’s variable rate loans have repriced at the higher rates but deposit costs have not repriced as quickly.

The following tables depict, on a taxable equivalent basis for the 2004 and 2003 third quarter and nine months certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three months ended September 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$3,360,817	$48,442	5.73%	$2,549,891	$37,643	5.86%
Securities:
Taxable	1,120,518	11,406	4.05	768,416	7,061	3.65
Tax exempt (2)	57,312	871	6.05	30,881	531	6.82
Cash balances in other banks	5,242	18	1.37	11,650	26	0.89
Funds sold	58,722	244	1.65	61,345	198	1.28
Trading account securities	778	9	4.60	3,191	27	3.36

Total earning assets (2)	4,603,389	60,990	5.27	3,425,374	45,486	5.27

Cash and due from banks	160,867			85,028
Premises and equipment	90,134			76,805
Other assets	266,000			189,257
Allowance for loan losses	(45,345)			(36,334)

Total assets	$5,075,045			$3,740,130

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$751,808	$1,440	0.76%	$511,578	$931	0.72%
Savings deposits	873,149	2,120	0.97	515,106	1,109	0.85
Time deposits	1,449,082	8,364	2.30	1,285,128	8,315	2.57
Funds purchased	406,405	1,394	1.36	342,499	815	0.94
Other short-term borrowings	37,135	186	1.99	66,750	315	1.87
Long-term debt	403,007	3,454	3.41	279,922	2,674	3.79

Total interest-bearing liabilities	3,920,586	16,958	1.72	3,000,983	14,159	1.87

Demand deposits	602,994			418,895
Accrued interest and other liabilities	54,442			50,273
Stockholders’ equity	497,023			269,979

Total liabilities and stockholders’ equity	$5,075,045			$3,740,130

Net interest spread			3.55%			3.40%

Net interest income/margin on a taxable equivalent basis		44,032	3.81%		31,327	3.63%

Tax equivalent adjustment (2)		418			229

Net interest income/margin		$43,614	3.77%		$31,098	3.60%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2.0 million and $1.7 million are included in interest and fees on loans for the three months ended September 30, 2004 and 2003, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Nine months ended September 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$3,142,319	$132,962	5.65%	$2,404,068	$108,249	6.02%
Securities:
Taxable	1,029,276	30,274	3.93	749,279	22,765	4.06
Tax exempt (2)	50,860	2,362	6.20	31,233	1,661	7.11
Cash balances in other banks	6,215	46	0.99	11,465	86	1.00
Funds sold	58,959	544	1.23	55,341	531	1.28
Trading account securities	1,319	44	4.46	2,689	76	3.78

Total earning assets (2)	4,288,948	166,232	5.18	3,254,075	133,368	5.48

Cash and due from banks	141,475			87,812
Premises and equipment	88,204			74,649
Other assets	234,469			163,433
Allowance for loan losses	(42,573)			(34,520)

Total assets	$4,710,523			$3,545,449

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$695,276	$3,868	0.74%	$507,490	$3,482	0.92%
Savings deposits	744,658	5,041	0.90	458,843	3,286	0.96
Time deposits	1,427,334	24,494	2.29	1,227,867	25,727	2.80
Funds purchased	392,212	3,354	1.14	310,743	2,435	1.05
Other short-term borrowings	57,785	765	1.77	89,904	1,313	1.95
Long-term debt	382,541	9,659	3.37	271,793	7,911	3.89

Total interest-bearing liabilities	3,699,806	47,181	1.70	2,866,640	44,154	2.06

Demand deposits	538,931			368,953
Accrued interest and other liabilities	48,610			57,995
Stockholders’ equity	423,176			251,861

Total liabilities and stockholders’ equity	$4,710,523			$3,545,449

Net interest spread			3.48%			3.42%

Net interest income/margin on a taxable equivalent basis		119,051	3.71%		89,214	3.67%

Tax equivalent adjustment (2)		1,133			756

Net interest income/margin		$117,918	3.67%		$88,458	3.63%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $5.6 million and $4.5 million are included in interest and fees on loans for the nine months ended September 30, 2004 and 2003, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2004 third quarter and nine months, compared to the 2003 third quarter and nine months, respectively. For the purposes of these tables changes, which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three months ended September 30,
	2004 Compared to 2003 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$16,292	$(5,493)	$10,799
Securities:
Taxable	3,506	839	4,345
Tax exempt	721	(381)	340
Cash balances in other banks	(61)	53	(8)
Funds sold	(53)	99	46
Trading account securities	(65)	47	(18)

Total interest income	20,340	(4,836)	15,504

Interest-bearing liabilities:
Interest-bearing transaction accounts	455	54	509
Savings and money market deposits	840	171	1,011
Time deposits	3,833	(3,784)	49
Funds purchased	171	408	579
Other short-term borrowings	(253)	124	(129)
Long-term debt	2,368	(1,588)	780

Total interest expense	7,414	(4,615)	2,799

Net interest income on a taxable equivalent basis	$12,926	$(221)	12,705

Taxable equivalent adjustment			(189)

Net interest income			$12,516

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Nine months ended September 30,
	2004 Compared to 2003 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$35,415	$(10,702)	$24,713
Securities:
Taxable	8,711	(1,202)	7,509
Tax exempt	1,055	(354)	701
Cash balances in other banks	(39)	(1)	(40)
Funds sold	43	(30)	13
Trading account securities	(51)	19	(32)

Total interest income	45,134	(12,270)	32,864

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,448	(1,062)	386
Savings and money market deposits	2,095	(340)	1,755
Time deposits	5,323	(6,556)	(1,233)
Funds purchased	693	226	919
Other short-term borrowings	(435)	(113)	(548)
Long-term debt	3,445	(1,697)	1,748

Total interest expense	12,569	(9,542)	3,027

Net interest income on a taxable equivalent basis	$32,565	$(2,728)	29,837

Taxable equivalent adjustment			(377)

Net interest income			$29,460

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of the loss in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $1.6 million for the 2004 third quarter, an increase of $228,000 when compared with $1.4 million recorded in the 2003 third quarter. The provision for loan and lease losses was $4.1 million for the 2004 nine months, compared to $3.9 million in the 2003 nine months. The allowance for loan and lease losses as a percentage of outstanding loans, net of unearned income (excluding loans held for sale), was 1.35% at September 30, 2004, compared to 1.37% at December 31, 2003.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2004 third quarter was $18.6 million, compared to $21.9 million for the 2003 third quarter, a decrease of 15.1%. For the 2004 nine months, noninterest income decreased to $55.5 million, compared to $62.2 million for the 2003 nine months, a decrease of 10.7%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, fees relating to the sale of mortgage loans, and income earned on bank owned life insurance. Service charges on deposits posted a significant increase in both periods of 2004. Service charges on deposits for the 2004 third quarter and 2003 third quarter were $4.5 million and $3.6 million, respectively. For the 2004 nine months, service charge income increased to $12.9 million from $10.4 million for the 2003 nine months. The primary reason for the increase in service charges is the impact of Alabama National’s recent acquisitions, which contributed $779,000 and $1.8 million of service charge income during the 2004 third quarter and nine months, respectively.

Revenue from Alabama National’s investment division totaled $2.7 million in the 2004 third quarter, a decrease of $1.9 million, or 41.1%, as compared to $4.6 million recorded in the 2003 third quarter. During the 2004 nine months the investment division’s revenue totaled $9.9 million, a decrease of $6.2 million, or 38.7%, as compared to $16.1 million in the 2003 nine months. Since Coquina Bank, Cypress Bank, Indian River National Bank and Millennium Bank do not operate in this business line, the acquisition of these banks had no impact on investment services revenue. The revenue recorded by the investment division in the 2003 nine months was at a record level for this division. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. Demand for these securities was high during the 2003 third quarter and nine months due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolios. Although the activity for this division has moderated as interest rates have remained low, the investment division continues to add new customers and expand its market area.

Securities brokerage and trust revenue increased modestly during the 2004 third quarter and nine months as compared with the same periods of 2003. The increase in the securities brokerage and trust division revenue during each period of 2004 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. The gain generated from the sale of mortgages decreased to $2.9 million for the 2004 third quarter from $5.5 million in the 2003 third quarter, representing a 47.9% decrease. During the 2004 nine months the gain from sale of mortgages decreased to $8.9 million from $13.4 million during the 2003 nine months, a decrease of 33.8%. The gain recorded from the sale of mortgages during the 2003 third quarter and nine months were record levels for Alabama National due to falling interest rates and the impact on mortgage refinancing activity. Mortgage rates have shown modest increases in 2004, and refinance activity has thus slowed and revenue from refinancing has decreased.

Other noninterest income increased to $3.0 million for the 2004 third quarter, compared to $1.8 million during the 2003 third quarter. Other noninterest income increased to $6.9 million during the 2004 nine months, an increase of 45.3%, compared to $4.8 million recorded in the 2003 nine months. During the 2004 third quarter Alabama National received approximately $400,000 from settlement of a litigation claim, increasing other noninterest income for each period of 2004. Also contributing to this increase is the impact of Alabama National’s recent acquisitions, which contributed $210,000 and $573,000 of other noninterest income during the 2004 third quarter and nine months, respectively. Another reason for the increase is an increase in the income earned from debit card and credit card activity.

Noninterest expense was $38.2 million for the 2004 third quarter, compared to $35.6 million for the 2003 third quarter. For the 2004 nine months, noninterest expense was $110.0 million, compared to $101.5 million for the 2003 nine months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $19.6 million for the 2004 third quarter, compared to $16.9 million for the 2003 third quarter. For the 2004 nine months, salaries and employee benefits were $56.3 million, compared to $48.7 million in the 2003 nine months. The most significant reason for the increase in salaries and employee benefit expense is the impact of recent acquisitions, which accounted for $2.6 million and $5.9 million of the increase during the 2004 third quarter and nine months, respectively. Commission based compensation was $4.4 million for the 2004 third quarter, compared to $6.1 million for the 2003 third quarter. For the 2004 nine months, commission based compensation totaled $13.9 million, compared to $18.2 million in the 2003 nine months. The decrease in commission based compensation recorded for each period of 2004 is attributable to decreased production in the mortgage and investment services divisions, as a significant portion of the compensation in these divisions is production-based. Occupancy and equipment expense totaled $4.1 million in the 2004 third quarter and $3.3 million in the 2003 third quarter. Occupancy and equipment expense totaled $11.5 million in the 2004 nine months and $9.7 million in the 2003 nine months. The increased occupancy and equipment expense for the 2004 third quarter and nine months is due primarily to Alabama National’s recent acquisitions. Other noninterest expense increased to $9.3 million in the 2004 third quarter, compared with $9.1 million in the 2003 third quarter. Other noninterest expense was $26.2 million in the 2004 nine months, compared to $24.0 million in the 2003 nine months. The primary reason for the increase in period of 2004 is due to Alabama National’s recent acquisitions. Other components of noninterest expense that experienced increases in the 2004 periods are transactional costs associated with a greater volume of debit and credit card transactions and an increase in professional services associated with complying with the Sarbanes-Oxley Act.

Because of an increase in pre-tax income, income tax expense was $7.6 million for the 2004 third quarter, compared to $5.4 million for the 2003 third quarter. For the 2004 nine months, income tax expense was $20.0 million, compared to $15.0 million for the 2003 nine months. The effective tax rates for the 2004 third quarter and the 2004 nine months were 34.2% and 33.8%, respectively, compared to 33.7% and 33.1% for the same periods of 2003. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective rate in the 2004 third quarter and nine months is higher than the 2003 periods due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on September 30, 2004. Loans and leases, net of unearned income, were $3.40 billion, or 66.1% of total assets at September 30, 2004, compared to $2.66 billion, or 69.6% of total assets at December 31, 2003. Loans and leases grew $740.9 million, or 27.9%, during the 2004 nine months, compared to the 2003 year-end. Excluding the Indian River National Bank, Cypress Bank and Coquina Bank acquisitions, loans and leases grew $255.9 million, or 9.6% from December 31, 2003 balances. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	September 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$271,996	7.99%	$265,923	9.99%
Real estate:
Construction	741,155	21.78	530,024	19.91
Mortgage - residential	927,994	27.26	676,658	25.42
Mortgage - commercial	1,025,495	30.13	814,904	30.61
Mortgage - other	9,615.28		9,412.35
Consumer	93,677	2.75	74,137	2.78
Lease financing receivables	72,452	2.13	77,857	2.92
Securities brokerage margin loans	12,521.37		15,407.58
Other	248,790	7.31	198,036	7.44

Total gross loans and leases	3,403,695	100.00%	2,662,358	100.00%

Unearned income	(3,398)		(2,918)

Total loans and leases, net of unearned income	3,400,297		2,659,440
Allowance for loan and lease losses	(45,903)		(36,562)

Total net loans and leases	$3,354,394		$2,622,878

The carrying value of investment securities increased $262.5 million during the 2004 nine months from $271.0 million at December 31, 2003. During the 2004 nine months, Alabama National purchased $330.1 million of investment securities, received $93.1 million from maturities, including principal paydowns of mortgage backed securities, and acquired $25.8 million of investment securities in connection with the 2004 acquisitions.

The carrying value of securities available for sale increased $98.1 million in the 2004 nine months compared to year-end 2003. The 2004 acquisitions increased the carrying value of securities available for sale by $253.7 million. During the 2004 nine months, purchases of available for sale securities totaled $413.0 million, and maturities, calls, and sales of available for sale securities totaled $568.8 million. During the 2004 nine months, the available for sale portfolio experienced an unrealized loss totaling $13 thousand.

Trading account securities, which had a balance of $494 thousand at September 30, 2004, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $39.8 million at September 30, 2004, and $16.5 million at December 31, 2003.

Deposits and Other Funding Sources

Deposits increased by $881.0 million from December 31, 2003, to $3.63 billion at September 30, 2004. Excluding the 2004 acquisitions, deposits increased $185.2 million, or 6.7%, during the 2004 nine months, compared with December 31, 2003 balances. Deposits continue to increase organically due to recent branch expansions, successful business development efforts by Alabama National and overall economic growth in the markets served by Alabama National. At September 30, 2004, deposits included $184.3 million of brokered time deposits, compared to $156.0 million at December 31, 2003.

Federal funds purchased and securities sold under agreements to repurchase totaled $460.5 million at September 30, 2004, an increase of $102.1 million from December 31, 2003. Short-term borrowings at September 30, 2004 totaled $40.0 million, comprised entirely of advances from the Federal Home Loan Bank (“FHLB”).

Alabama National’s short-term borrowings at September 30, 2004 and December 31, 2003 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	September 30, 2004	December 31, 2003
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 1.89125% at December 31, 2003; collateralized by Alabama National’s stock in subsidiary banks. Matures on May 31, 2005.	$—	$1,650

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 2.15% and 1.15% at September 30, 2004 and December 31, 2003, respectively; collateralized by FHLB stock and certain first real estate mortgages.	35,000	24,500

FHLB borrowings at September 30, 2004 are due December 4, 2004; at December 31, 2003, maturities ranged from February 2, 2004 to December 4, 2004; bearing interest at a fixed rate of 1.79% at September 30, 2004, and at fixed rates ranging from 1.79% to 5.715% at December 31, 2003; collateralized by FHLB stock and certain first real estate mortgages.	5,000	15,000

Total short-term borrowings	$40,000	$41,150

Alabama National’s long-term debt at September 30, 2004 and December 31, 2003 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	September 30, 2004	December 31, 2003
FHLB borrowings due at various maturities ranging from November 10, 2005 through November 7, 2012 at September 30, 2004; maturities ranged from November 10, 2005 to October 23, 2012 at December 31, 2003; bearing interest at fixed rates ranging from 1.89% to 6.00% and 1.09% to 6.00% at September 30, 2004 and December 31, 2003, respectively; convertible to a variable rate at the option of the FHLB at dates ranging from October 7, 2004 to November 7, 2007; collateralized by FHLB stock and certain first real estate mortgages.	$273,167	$258,000

FHLB borrowing due September 12, 2006; rate varies quarterly with LIBOR and was 0.52% at December 31, 2003; on September 12, 2004 the advance converted to a fixed rate of 2.54%; convertible to a variable rate at the option of the FHLB on December 12, 2004; collateralized by FHLB stock and certain first real estate mortgages.	28,000	28,000

FHLB borrowings due at dates ranging from May 12, 2006 to November 5, 2008; rates vary quarterly with LIBOR and were 1.70%; collateralized by FHLB stock and certain first real estate mortgages.	49,000	—

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary with LIBOR and ranged from 5.025% to 5.51% and 4.2125% to 4.77% at September 30, 2004 and December 31, 2003, respectively.	53,610	46,393

Capital leases payable	15	34

Total long-term debt	$403,792	$332,427

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At September 30, 2004, Alabama National had no loans past due 90 days or more that were still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At September 30, 2004, nonperforming assets totaled $9.8 million, compared to $10.5 million at year-end 2003. Nonperforming assets as a percentage of loans plus other real estate were 0.29% at September 30, 2004, compared to 0.40% at December 31, 2003. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	September 30, 2004	December 31, 2003
Nonaccrual loans	$8,252	$9,817

Restructured loans	—	—

Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	8,252	9,817

Other real estate owned	1,639	699

Total nonperforming assets	$9,891	$10,516

Allowance for loan and lease losses to period-end loans	1.35%	1.37%

Allowance for loan and lease losses to period-end nonperforming loans	556.27	372.44

Allowance for loan losses to period-end nonperforming assets	464.09	347.68

Net charge-offs to average loans (1)	0.07	0.13

Nonperforming assets to period-end loans and other real estate owned	0.29	0.40

Nonperforming loans to period-end loans	0.24	0.37

(1)	Excludes average loans held for sale

Net loan charge-offs for the 2004 nine months totaled $1.7 million, or 0.07% (annualized) of average loans and leases for the period. The allowance for loan and lease losses as a percentage of total loans and leases, net of unearned income, was 1.35% at September 30, 2004, compared to 1.37% at December 31, 2003. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Allowance for loan and lease losses at beginning of period	$43,484	$35,595	$36,562	$32,704

Charge-offs:
Commercial, financial and agricultural	519	306	3,148	693
Real estate - mortgage	66	183	168	1,285
Consumer	240	213	628	718

Total charge-offs	825	702	3,944	2,696

Recoveries:
Commercial, financial and agricultural	121	218	542	494
Real estate - mortgage	42	197	314	375
Consumer	88	275	1,389	1,196

Total recoveries	251	690	2,245	2,065

Net charge-offs	574	12	1,699	631
Provision for loan and lease losses	1,624	1,396	4,130	3,911
Additions to allowance through acquisitions	1,369	—	6,910	995

Allowance for loan and lease losses at end of period	$45,903	$36,979	$45,903	$36,979

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan and lease losses at September 30, 2004 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at September 30, 2004, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	September 30, 2004
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$2,088,867	$454,419	$494,571	$376,822	$3,414,679
Securities (2)	114,387	201,832	410,983	420,502	1,147,704
Trading securities	494	—			494
Interest-bearing deposits in other banks	16,313	—	—	—	16,313
Funds sold	39,844	—	—	—	39,844

Total interest-earning assets	$2,259,905	$656,251	$905,554	$797,324	$4,619,034
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$371,343	$—	$—	$373,377	$744,720
Savings and money market deposits	410,188	—	—	420,455	830,643
Time deposits (3)	346,158	670,573	304,795	138,718	1,460,244
Funds purchased	460,493	—	—	—	460,493
Short-term borrowings (4)	40,895	—	—	—	40,895
Long-term debt	302,625	35,000	32,000	34,167	403,792

Total interest-bearing liabilities	$1,931,702	$705,573	$336,795	$966,717	$3,940,787

Period gap	$328,203	$(49,322)	$568,759	$(169,393)

Cumulative gap	$328,203	$278,881	$847,640	$678,247	$678,247

Ratio of cumulative gap to total earning assets	7.11%	6.04%	18.35%	14.68%

(1)	Excludes nonaccrual loans of $8.3 million.
(2)	Excludes available for sale equity securities of $23.1 million.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Includes treasury, tax and loan account of $0.9 million.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. As shown in the table above, Alabama National is asset sensitive on a cumulative basis throughout all periods but is liability sensitive in the after three through twelve months time and greater than three years time frame. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Alabama National’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and rates. Alabama National’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National’s balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below (adjusted in the current period due to historically low interest rates) to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing rates. At September 30, 2004, mortgage backed securities with a carrying value of $839.6 million, or 16.3% of total assets, and essentially every loan and lease, net of unearned income (totaling $3.40 billion, or 66.1% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $3.63 billion, or 70.7%, of total assets at September 30, 2004. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of September 30, 2004		As of December 31, 2003
	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount
+200 basis points	$193,075	5.66%	$150,671	8.72%
+100 basis points	188,704	3.27	144,794	4.48
0 basis points	182,724	—	138,592	—
-25 basis points	182,151	(0.31)	137,755	(0.60)
-50 basis points	181,130	(0.87)	136,300	(1.65)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loans and leases to deposit ratio was 93.6% at September 30, 2004, compared to 96.6% at year-end 2003. Alabama National’s liquid assets as a percentage of total deposits were 5.5% at September 30, 2004, compared to 5.4% at year-end 2003. At September 30, 2004, Alabama National had unused federal funds lines of approximately $121.7 million, unused lines at the Federal Home Loan Bank of $1.03 billion and an unused credit line with a third party bank of $30.0 million. The ability of Alabama National to use the entire amount of credit extended by the Federal Home Loan Bank depends on the available collateral to pledge for borrowings. Alabama National also has access to approximately $41.2 million via a credit facility with the Federal Reserve Bank of Atlanta. At September 30, 2004 and year-end 2003, there were no outstanding borrowings under this Federal Reserve credit facility.

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

During the 2004 third quarter, Alabama National completed an underwritten public offering of 977,500 shares of common stock (including 127,500 shares subject to an over-allotment option) and received net proceeds of approximately $49.7 million after deducting underwriting discounts and offering expenses. The net proceeds were used to pay off the credit facility with the third party bank and make capital injections in subsidiary banks. In addition, a portion of the net proceeds were retained for general corporate liquidity needs at the holding company.

Alabama National’s stockholders’ equity increased by $241.8 million from December 31, 2003, to $521.2 million at September 30, 2004. This increase was attributable to the following components (in thousands):

Net income	$39,257
Dividends	(14,922)
Issuance of stock for option exercises and other stock based compensation	2,066
Issuance of stock in purchase business combinations	164,180
Underwritten public offering	49,682
Additional paid in capital related to stock based compensation	1,566
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(16)

Net increase	$241,813

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at September 30, 2004. Under the capital guidelines of their regulators, Alabama National and its subsidiary banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at September 30, 2004:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	12.18%	13.43%	8.46%
National Bank of Commerce of Birmingham	11.40	12.56	8.25
Alabama Exchange Bank	14.95	16.21	7.54
Bank of Dadeville	12.89	14.14	7.24
Citizens & Peoples Bank, N.A.	10.25	11.50	8.12
Community Bank of Naples, N.A.	9.89	11.14	8.32
First American Bank	13.24	14.49	8.68
First Citizens Bank	14.47	15.63	7.25
First Gulf Bank	10.96	12.21	7.69
Georgia State Bank	11.46	12.64	7.67
Public Bank	11.29	12.55	8.36
Millennium Bank	11.26	12.51	7.53
CypressCoquina Bank	9.70	10.97	8.16
Indian River National Bank	13.18	14.43	7.79
Required minimums	4.00	8.00	4.00

On February 18, 2004, the Board of Directors of Alabama National renewed its share repurchase program that expired on December 31, 2003. The renewed plan authorizes the company to repurchase up to 300,000 shares of its common stock and will expire on December 31, 2004. There were no shares repurchased during the nine months ended September 30, 2004.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4 – Controls and Procedures.

As of September 30, 2004, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective in timely alerting them to material information relating to Alabama National that is required to be included in its periodic filings with the Securities and Exchange Commission.

There was no significant change in Alabama National’s internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 6 - Exhibits.

Exhibit 3.1 –	Restated Certificate of Incorporation (Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

Exhibit 3.2 –	Amended and Restated Bylaws (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10 –	Amendment Number Four to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks.

Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 –	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: November 8, 2004	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: November 8, 2004	/s/ William E. Matthews, V
William E. Matthews, V, its Executive Vice President and
Chief Financial Officer