Form 10-K
period 2004-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2005-03-15
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 0-25160

ALABAMA NATIONAL BANCORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-1114426
(State of incorporation)	(IRS employer identification number)

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2004 was $665,110,761.

As of March 11, 2005 the registrant had outstanding 17,012,904 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this report.

*	Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 4, 2005 are incorporated by reference in Part II and Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Alabama National BanCorporation (the “Company” or “Alabama National”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Alabama National may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect Alabama National’s current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to those described below:

Some factors are specific to Alabama National, including:

•	Alabama National’s ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

•	Alabama National’s ability to keep pace with technological changes.

•	Alabama National’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Alabama National’s customers and potential customers.

•	Alabama National’s ability to effectively manage interest rate risk and other market risk, credit risk and operational risk.

•	Alabama National’s ability to manage fluctuations in the value of assets and liabilities so as to maintain sufficient capital and liquidity to support Alabama National’s business.

•	The ability of Alabama National to achieve the expected operating results related to the acquired operations of recently-completed and future acquisitions (if any), which depends on a variety of factors, including (i) the ability of Alabama National to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to Alabama National’s corporate culture, including the ability to instill Alabama National’s credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which Alabama National operates consistent with recent historical experience, and (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies.

•	The cost and other effects of legal and administrative cases and proceedings, claims, settlements and judgments.

Other factors which may affect Alabama National apply to the financial services industry more generally, including:

•	Further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, may increase competitive pressures.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	The threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty.

•	Possible changes in consumer and business spending and saving habits could affect Alabama National’s ability to increase assets and to attract deposits.

•	Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and southeastern U.S. economies, the value of investments, collectibility of loans and the profitability of business entities.

•	Possible changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations.

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

Alabama National BanCorporation (“Alabama National” or the “Company”) is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). Alabama National is currently the parent of 12 banks (the “Banks”), summarized below.

Bank	Principal Markets	Total Assets at December 31, 2004
1. First American Bank[1]	Birmingham Metropolitan Area, Decatur/Huntsville/Athens and Auburn/ Opelika, Alabama	$2,456,916,000
2. Indian River National Bank	Indian River and Brevard Counties, Florida	$694,241,000
3. First Gulf Bank	Baldwin County, Alabama	$356,748,000
4. Georgia State Bank	Metropolitan Atlanta, Georgia	$337,180,000
5. Public Bank	Metropolitan Orlando and Lake County, Florida	$337,013,000
6. Community Bank of Naples, N.A.	Naples, Florida	$293,359,000
7. CypressCoquina Bank	Ormond Beach, Florida	$277,489,000
8. Millennium Bank	Gainesville, Florida	$155,223,000
9. Citizens & Peoples Bank, N.A.	Pensacola, Florida	$134,105,000
10. First Citizens Bank	Talladega, Alabama	$106,917,000
11. Alabama Exchange Bank	Tuskegee, Alabama	$80,786,000
12. Bank of Dadeville	Dadeville, Alabama	$78,472,000

[1]	For purposes of this table, the assets as of December 31, 2004 of National Bank of Commerce of Birmingham and First American Bank, which were merged on February 18, 2005, have been combined. See discussion of this merger below under “Recent Developments—Merger of National Bank of Commerce and First American Bank.”

In addition, Alabama National is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); and one insurance agency, ANB Insurance Services, Inc. (headquartered in Birmingham, Alabama).

Recent Developments

Merger of National Bank of Commerce and First American Bank

Effective February 18, 2005, two of Alabama National’s wholly-owned subsidiary banks, National Bank of Commerce of Birmingham and First American Bank, merged. The combined bank operates under the name First American Bank, with 33 locations in north and central Alabama. Since the entities were under common control, there were no purchase accounting adjustments. The combination recognizes the market overlap that the two banks began to experience and allowed Alabama National to better utilize the management talent found within the Company.

Subsidiary Banks

Alabama National operates through 12 subsidiary Banks which have a total of 82 banking offices and seven loan/mortgage origination offices in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending, and equipment leasing to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions. First American Bank offers trust services to corporations and individuals. Investment services and securities brokerage services are offered through NBC Securities, Inc. at a number of the locations of the Banks. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler’s checks, money orders and cashier’s checks.

Lending Activities

General

Through the Banks, Alabama National offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks’ market areas. Alabama National’s total loans, net of unearned interest, at December 31, 2004, were approximately $3.5 billion, or approximately 72.2% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Alabama National has no “foreign loans” (other than approximately $1.45 million of factored receivables) or loans for “highly leveraged transactions,” as such terms are defined by applicable banking regulations.

Loan Portfolio

Real Estate Loans.    Loans secured by real estate are the primary component of Alabama National’s loan portfolio, constituting approximately $2.8 billion, or 79.9% of total loans, net of unearned interest, at December 31, 2004. The Banks often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. The Banks’ real estate loan portfolio is comprised of commercial and residential mortgages. Residential mortgages held in the Banks’ loan portfolio, both fixed and variable, are made based upon amortization schedules of up to 30 years but generally have maturity dates of five years or less. The Banks’ commercial mortgages accrue at either variable or fixed rates. The variable rates approximate current market rates. Construction loans are typically made on a variable rate basis. Origination fees are normally charged for most loans secured by real estate. The Banks’ primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have fixed rates for up to five years, with maturities of 25 to 30 years.

The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate, borrower qualification and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 2004, the Banks sold approximately $652 million in loans to such purchasers.

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

Consumer Loans.    Consumer lending includes installment lending to individuals in the Banks’ market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $88.7 million, or 2.5% of Alabama National’s loan portfolio at December 31, 2004. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

Commercial and Financial Loans.    The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan to value ratio. Historically, the Banks have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory, and up to 100% on loans secured by equipment. The Banks also make some unsecured commercial loans and offer equipment leasing. Commercial and financial loans constituted $282.2 million, or 8.1% of Alabama National’s loan portfolio at December 31, 2004. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

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

Loan Review.    Alabama National maintains a continuous loan review system for First American Bank and a scheduled review system for the other Banks. Under this system, each loan officer is directly responsible for monitoring the risk in his portfolio and is required to maintain risk ratings for each credit assigned. The risk rating system incorporates the basic regulatory rating system as set forth in the applicable regulatory asset quality examination procedures.

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

Deposit rates are reviewed weekly by senior management of each of the Banks. Management at Alabama National believes that the rates the Banks offer are competitive with those offered by other institutions in the Banks’ market areas. Alabama National focuses on customer service to attract and retain deposits.

Investment Services

First American Bank operates an investment department devoted primarily to handling correspondent banks’ investment needs. Services provided by the investment department include the sale of securities, asset/liability consulting, safekeeping and bond accounting.

Securities Brokerage and Trust Division

First American Bank’s wholly owned subsidiary, NBC Securities, Inc. (“NBC Securities”), is a broker-dealer registered with the National Association of Securities Dealers and the Securities Investors Protection Corporation. Started in 1995, NBC Securities provides investment services to individuals and institutions. These services include the sale of stocks, bonds, mutual funds, annuities, margin loans, other insurance products and financial advisory services. NBC Securities has a total of 78 investment representatives and advisors located in 44 offices in Alabama, Florida, Georgia and Tennessee. First American Bank also operates a trust division that manages the assets of both corporate and individual customers located primarily in the Birmingham, Alabama market. The division’s corporate trust services include managing and servicing retirement plan accounts such as pension, profit sharing and 401(k) plans.

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

Competition

Alabama National encounters strong competition in all of its businesses. The Banks compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Alabama, Florida, Georgia and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Banks do not currently provide. In addition, many of Alabama National’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Customers for banking services are generally influenced by convenience, quality of service, personal contacts, prices of services and availability of products. Alabama National believes that its affiliates effectively compete with others banks and financial institutions in their relevant market areas.

Market Areas and Growth Strategy

Alabama National currently conducts business through 42 banking locations in Alabama, 32 banking locations in Florida and 8 banking locations in Georgia. Approximately 99% of our Banks’ deposits are in metropolitan statistical areas.

In Alabama, we focus our operations in three principal market areas: north Alabama (Decatur-Huntsville market); the metropolitan Birmingham area and east central Alabama; and Baldwin County (located on the Gulf Coast between Mobile, Alabama and Pensacola, Florida). In Florida, we focus our operations in six principal market areas: Pensacola (located in the Florida panhandle); the Gainesville metropolitan area; the Orlando metropolitan area; the coastal Atlantic counties of Indian River and Brevard (including the Port St. Lucie metropolitan area); the Palm Coast / Ormond Beach region; and the Naples metropolitan area. In Georgia, we focus our operations in the greater-Atlanta counties of Cobb, Douglas and Paulding.

Alabama National intends to pursue expansion into attractive, high growth markets in Florida, Georgia and Alabama through acquisitions of community banks and branch locations and through bank expansions. Since December 1995, Alabama National has successfully integrated eleven bank acquisitions and two separate branch acquisitions. Alabama National focuses its acquisition strategy on high quality community banks with proven management teams that view Alabama National as a partner, rather than as an exit strategy. Alabama National’s strategy is to maintain the management team of each acquired bank, allowing it to retain its local entrepreneurial identity and decision making, while simultaneously creating efficiencies in the administrative and back office operations of the bank.

Through First American Bank, Alabama National serves the metropolitan Birmingham market, which includes portions of Jefferson, Shelby and St. Clair Counties. First American Bank also serves Morgan, Limestone and Madison Counties in north Alabama and Lee County in east central Alabama. The Decatur-Huntsville, Alabama market has demonstrated a growing economic base in recent years. First American entered the Lee County market, which includes the communities of Auburn and Opelika, with the 2001 acquisition of Farmers National Bancshares, Inc. Lee County is also one of Alabama’s higher growth counties. Through First Gulf Bank, Alabama National serves Baldwin County, Alabama. Located between Mobile, Alabama and Pensacola, Florida, Baldwin County has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Baldwin County includes the popular tourism and retirement resort communities of Gulf Shores, Orange Beach and Fairhope. Shelby, Baldwin, Lee and St. Clair Counties have been named in statistical surveys as four of the fastest growing counties in Alabama.

In 1997, Alabama National expanded outside of Alabama with the opening of Citizens & Peoples Bank, N.A. in Escambia County, Florida. In 1998, Alabama National further expanded its presence in markets outside of Alabama with two acquisitions in Florida and one in Georgia. Community Bank of Naples, N.A., located in Collier County, Florida, and Georgia State Bank, located in the greater-Atlanta counties of Cobb, Douglas and Paulding, are located in markets that are among the fastest growing in their respective states. Public Bank is located in the fast-growing greater Orlando area, with offices in Altamonte Springs, Kissimmee and St. Cloud, Florida. In January 2001, Alabama National expanded its presence in the greater-Orlando area with the acquisition of Peoples State Bank of Groveland (“Peoples State Bank”), serving customers in the communities of Groveland, Leesburg and Clermont, Florida. Peoples State Bank merged with Public Bank in June 2004. In June 2003, Alabama National further expanded in Florida with the acquisition of Millennium Bank in Gainesville. Home to the University of Florida, Gainesville has experienced solid economic activity and good population growth.

In February 2004, Alabama National completed the acquisitions of two additional Florida bank holding companies: Cypress Bankshares, Inc. (“Cypress Bank”) in Palm Coast and Indian River Banking Company

(“Indian River”) in Vero Beach. Palm Coast, located in Flagler County, has experienced strong growth in population and bank deposits. Indian River serves the coastal Atlantic counties of Indian River and Brevard through eight locations in Vero Beach, Sebastian, Melbourne, Palm Bay and Rockledge, Florida. In July 2004, Alabama National acquired Coquina Bank of Ormond Beach, Florida. Coquina Bank subsequently merged with Cypress Bank in August 2004 to form CypressCoquina Bank.

The other subsidiary Banks, First Citizens Bank, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. Each of these three Banks, while experiencing lower growth due to limited market growth, typically operates at a high level of profitability. As a result, these Banks tend to produce capital for growth in many of the high growth markets served by the other Banks. Alabama National’s strategy is to focus on maximization of profitability for these non-metropolitan banks, since market growth has not been as significant.

Due to continuing consolidation within the banking industry, particularly in the Southeastern United States, Alabama National may in the future seek to combine with other banks or thrifts (or their holding companies) that may be of smaller, equal or greater size than Alabama National. Alabama National currently intends to concentrate on acquisitions of additional banks or thrifts (or their holding companies) which operate in attractive market areas in Florida, Georgia and Alabama. In addition to price and terms, the factors considered by Alabama National in determining the desirability of a business acquisition or combination are financial condition, asset quality, earnings potential, quality of management, market area and competitive environment.

In addition to its strategy of expansion through combinations with other banks or thrifts, Alabama National intends to continue to expand organically where possible by growing its existing banks in their respective market areas and nearby attractive markets.

During 1998, NBC formed a commercial leasing division which currently focuses on machinery and equipment leases to business customers. Also, Alabama National is exploring expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to Alabama National. During 1999, First American Bank acquired Rankin Insurance Services, Inc. (now known as ANB Insurance Services, Inc.), a full service independent property and casualty insurance agency headquartered in Decatur, Alabama. ANB Insurance Services completed the acquisition of two additional insurance agencies in 2002, one headquartered in Birmingham, Alabama, and one headquartered in Groveland, Florida. ANB Insurance Services has agents in most of the markets serviced by the Banks and has sought to expand its footprint through internal growth and acquisitions. Alabama National has also expanded its securities brokerage unit, NBC Securities, Inc., by locating investment representatives in offices of several of Alabama National’s subsidiary Banks as well as in offices of some correspondent banks. It has also added investment representatives in other non-bank locations when opportunities have arisen.

While Alabama National plans to continue its growth as described above, there is no assurance that its efforts will be successful.

Employees

As of December 31, 2004, Alabama National and the Banks together had approximately 1,492 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. Alabama National considers its relations with its employees to be good.

Supervision and Regulation

Alabama National and the Banks are subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, and depositors in particular, rather than the specific protection of stockholders of a bank or its parent company.

Set forth below is a brief description of certain laws and regulations that relate to the regulation of Alabama National, the Banks and our broker-dealer and insurance company subsidiaries. To the extent that the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Alabama National.

As a registered bank holding company, Alabama National is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and to inspection, examination and supervision by the Federal Reserve. The Banks are subject to supervision, examination and regulation by applicable state and federal banking agencies, including the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

Under the BHCA, Alabama National may not generally engage in activities, or acquire more than 5% of any class of voting securities of any company engaged in activities, other than banking or activities that are closely related to banking. However, a bank holding company that has elected to be treated as a financial holding company may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the Federal Reserve alone, or together with the Secretary of the Department of Treasury. Alabama National has not elected financial holding company status. See “Gramm-Leach Bliley Act” below.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”)

Riegle-Neal permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve, to acquire banks in any state subject to concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, Riegle-Neal permits banks to establish new branches on an interstate basis, provided that the law of the host state specifically authorizes such action.

Dividends

The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends, and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which the Banks may pay dividends or otherwise supply funds to Alabama National. Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Also, under Alabama law, a bank is required to obtain approval of the Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by the bank in any calendar year will exceed the total of (a) the bank’s net earnings (as defined by statute) for the year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from the bank’s surplus without the prior written approval of the Superintendent of Banking. All of the Banks that are chartered under Alabama law are subject to these dividends restrictions. The Banks located and chartered in Florida and Georgia are subject to the laws and regulations of those states which also place certain restrictions on the payment of dividends.

In addition, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The inability of the Banks to pay dividends may have an adverse effect on Alabama National.

FDIC Regulation

The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities and assesses higher rates on those institutions that pose greater risks to the federal deposit insurance funds.

Bank Holding Company Support of Subsidiary Banks

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. All of the Banks are FDIC-insured depository institutions. Any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulatory Capital Requirements

Alabama National is required to comply with the capital adequacy standards established by the Federal Reserve, and the Banks must comply with similar capital adequacy standards established by the OCC, FDIC and the Federal Reserve, as applicable. Failure to meet capital adequacy standards could subject Alabama National or the Banks to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, and certain other restrictions on its business. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Alabama National and the Banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

Affiliate Transactions

The Banks are subject to Regulation W, which comprehensively implemented statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the Federal Reserve’s interpretations and exemptions relating to Section 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A of the Federal Reserve Act place limits on the amount of loans or extensions of credit to, investments in or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks’ “affiliates” are Alabama National and Alabama National’s non-bank subsidiaries.

Regulation W and Section 23B of the Federal Reserve Act prohibit, among other things, a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Gramm-Leach Bliley Act

The Gramm Leach Bliley Act of 1999 (“GLB Act”) permits bank holding companies that meet certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Department of the Treasury, determines by regulation or order is: (i) financial in nature; (ii) incidental to any such financial activity; or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Alabama National has not elected to become a financial holding company.

The GLB Act preserves the role of the Federal Reserve as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks.

Privacy

The GLB Act and the applicable regulations issued by the various federal regulatory agencies require financial institutions (including banks, insurance agencies and broker/dealers) to implement policies and procedures regarding the disclosure of nonpublic personal information about their customers with non-affiliated third parties. In general, financial institutions are required to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the Information Security Guidelines established by the GLB Act require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Bank Secrecy Act/USA Patriot Act

The Bank Secrecy Act is the centerpiece of the federal government’s efforts to prevent banks and other financial institutions from being used to facilitate the transfer or deposit of money derived from criminal activity.

Under the Bank Secrecy Act, financial institutions are obligated to file Suspicious Activity Reports, or SARs, on suspicious activities involving the institution, including certain attempted or actual violations of law as well as certain transactions that do not appear to have a lawful purpose or are not the sort of transaction in which the particular customer would normally be expected to engage.

The Bank Secrecy Act was amended by the USA Patriot Act of 2001, expanding the important role the government expects banks to play in detecting and reporting suspicious activity. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations.

Failure of a financial institution to comply with the Bank Secrecy Act, as amended by the USA Patriot Act, could have serious legal and reputational consequences for the institution. Alabama National has adopted policies, procedures and controls to address compliance with the these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and all applicable implementing regulations.

The Community Reinvestment Act

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

Other

As a registered broker-dealer and investment advisor, NBC Securities is subject to regulation by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and other self-regulatory organizations, which may affect its manner of operation and profitability.

ANB Insurance Services, Inc., a subsidiary of First American Bank, is subject to regulation in the various states and jurisdictions in which it transacts business.

Executive Officers of the Registrant

The Executive Officers of Alabama National serve at the pleasure of the Board of Directors. Set forth below are the current Executive Officers of Alabama National and a brief explanation of their principal employment during the last five (5) years.

John H. Holcomb, III—Age 53—Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of Alabama National since 1996. Mr. Holcomb served as Chief Executive Officer of NBC from 1990 through February 2005. Effective February 2005, Mr. Holcomb began serving as Chairman of the Board of First American Bank.

Dan M. David—Age 59—Vice Chairman. Mr. David has served as Vice Chairman of Alabama National since 1997 when First American Bancorp merged with and into Alabama National. Mr. David also serves as Vice Chairman of First American Bank, a position he has held since February 2005. From 1995 to February 2005, Mr. David served as Chairman and Chief Executive Officer of First American Bank. Mr. David served as Chairman and Chief Executive Officer of First American Bancorp from 1995 through 1997.

Richard Murray, IV—Age 42—President and Chief Operating Officer. Mr. Murray has served as President and Chief Operating Officer of Alabama National since 2000. Prior to such time, Mr. Murray served as Executive Vice President of Alabama National beginning in 1998. Mr. Murray also serves as Vice Chairman of First American Bank, a position he has held since February 2005. Mr. Murray served as Executive Vice President of NBC from 1997 to February 2005.

William E. Matthews, V—Age 40—Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of Alabama National since 1998. Mr. Matthews also serves as Executive Vice President and Chief Financial Officer of First American Bank, positions he has held since February 2005. Mr. Matthews served as Executive Vice President and Chief Financial Officer of NBC from 1998 to February 2005. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996.

John R. Bragg—Age 43—Executive Vice President. Mr. Bragg has served as Executive Vice President of Alabama National since 1998. Mr. Bragg also serves as Executive Vice President of First American Bank, a position he has held since February 2005. Mr. Bragg served as Executive Vice President of NBC from 1997 to February 2005. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

James R. Thompson, III—Age 45. Mr. Thompson has served as President and Chief Executive Officer of First American Bank, the largest subsidiary of Alabama National, since February 2005. Prior to that date, Mr. Thompson served as President and Chief Operating Officer of First American Bank beginning in 1994.

Shelly S. Williams—Age 42—Senior Vice President and Controller. Ms. Williams has served as Senior Vice President and Controller of Alabama National since 2000. Ms. Williams also serves as Senior Vice President and Chief Accounting Officer of First American Bank, positions she has held since February 2005. Ms. Williams served as Senior Vice President and Controller of NBC from 2000 to February 2005. Ms. Williams served as Vice President and Controller of NBC from 1997 through 2000, and as Assistant Vice President and Assistant Controller of NBC from 1996 to 1997.

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

Alabama National, through the Banks, currently operates 82 banking offices, seven loan/mortgage origination offices, five operations offices and two insurance offices. Of these offices, Alabama National, through the Banks, owns 65 banking offices without encumbrance and leases an additional 17 banking offices and its seven loan/mortgage origination offices. Of its five operations offices, three are owned without encumbrance and two are leased. ANB Insurance owns one of its offices without encumbrance, and leases its other office. Alabama National, through First American Bank, leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 7 and 10 to the Consolidated Financial Statements of Alabama National and Subsidiaries included in this Annual Report on Form 10-K beginning at page F-1 for additional information regarding Alabama National’s premises and equipment.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At March 11, 2005 Alabama National had approximately 2,166 stockholders of record (including shares held in “street” names by nominees who are record holders) and 17,012,904 shares of common stock outstanding. Alabama National’s common stock is traded in the over-the-counter market and prices are quoted on the NASDAQ/NMS under the symbol “ALAB.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for Alabama National’s common stock on the Nasdaq National Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2003
First Quarter	$46.00	$40.75	$0.2850
Second Quarter	50.50	40.88	0.2850
Third Quarter	53.69	47.12	0.2850
Fourth Quarter	55.39	47.56	0.2850

2004
First Quarter	$55.52	$50.14	$0.3125
Second Quarter	56.98	50.18	0.3125
Third Quarter	61.89	53.02	0.3125
Fourth Quarter	65.74	58.45	0.3125

Dividends are paid at the discretion of Alabama National’s Board of Directors, based on Alabama National’s operating performance and financial position, including earnings, capital and liquidity. Dividends from the subsidiary Banks are Alabama National’s primary source of funds for the payment of dividends to its stockholders, and there are various legal and regulatory limits on the extent to which the subsidiary Banks may pay dividends or otherwise supply funds to Alabama National. In addition, federal and state regulatory agencies have the authority to prevent Alabama National from paying a dividend to its stockholders. Thus, while Alabama National intends to continue paying dividends, it can make no assurances that it will be able to or be permitted to do so in the future.

The last reported sales price of Alabama National’s common stock as reported on the NASDAQ/NMS on March 11, 2005 was $62.28. The prices shown do not reflect retail mark-ups and mark-downs.

During the third quarter of 2004, Alabama National completed an underwritten public offering of 977,500 shares of common stock (including 127,500 shares issued pursuant to an over-allotment option) and received net proceeds of approximately $49.7 million after deducting underwriting discounts and offering expenses. The net proceeds were used to pay off a credit facility with a third party bank and make capital injections in the subsidiary Banks. In addition, a portion of the net proceeds was retained for general corporate liquidity needs at the holding company.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except ratios and per share data)

	Year Ended December 31,
	2004	2003	2002	2001(1)	2000(1)
Income Statement Data:
Interest income	$229,186	$178,631	$178,147	$179,537	$171,222
Interest expense	65,934	57,668	65,313	90,393	90,987

Net interest income	163,252	120,963	112,834	89,144	80,235
Provision for loan and lease losses	4,949	5,931	7,956	3,946	2,506

Net interest income after provision for loan and lease losses	158,303	115,032	104,878	85,198	77,729
Net securities gains (losses)	—	46	35	246	(119)
Noninterest income	72,785	78,258	61,129	48,461	33,466
Noninterest expense	148,293	131,864	113,577	92,233	74,111

Income before income taxes	82,795	61,472	52,465	41,672	36,965
Provision for income taxes	28,122	20,398	16,735	13,232	11,421

Income before minority interest in earnings of consolidated subsidiary	54,673	41,074	35,730	28,440	25,544
Minority interest in earnings of consolidated subsidiary	29	28	28	25	26

Net income	$54,644	$41,046	$35,702	$28,415	$25,518

Balance Sheet Data:
Total assets	$5,315,869	$3,820,112	$3,316,168	$2,843,497	$2,358,285
Earning assets	4,841,255	3,512,744	3,034,980	2,612,806	2,140,562
Securities	1,200,407	810,227	700,333	567,688	386,059
Loans held for sale	22,313	16,415	51,030	36,554	5,226
Loans and leases, net of unearned income	3,495,701	2,659,440	2,191,394	1,964,169	1,710,810
Allowance for loan and lease losses	46,584	36,562	32,704	28,519	22,368
Deposits	3,934,723	2,753,749	2,330,395	2,066,759	1,807,095
Short-term debt	30,500	41,150	152,100	68,350	91,439
Long-term debt	393,688	332,393	240,065	209,631	83,926
Stockholders’ equity	529,543	279,418	234,492	207,886	171,604
Weighted Average Shares Outstanding—Diluted (2)	16,100	12,957	12,683	12,141	11,973

Per Common Share Data:
Net income—diluted	$3.39	$3.17	$2.81	$2.34	$2.13
Book value (period end)	31.15	21.76	18.95	16.84	14.56
Tangible book value (period end) (6)	21.99	18.99	17.28	15.31	13.34
Dividends declared	1.25	1.14	1.00	0.92	0.84
Dividend payout ratio—diluted	36.87%	35.96%	35.59%	39.32%	39.44%

Performance Ratios:
Return on average assets	1.13%	1.14%	1.18%	1.12%	1.17%
Return on average equity	12.15	15.89	16.01	15.40	16.29
Net interest margin (3)	3.71	3.65	4.07	3.83	4.03
Net interest margin (taxable equivalent) (3)	3.74	3.68	4.11	3.88	4.08

Asset Quality Ratios:
Allowance for loan and lease losses to period end loans (4)	1.33%	1.37%	1.49%	1.45%	1.31%
Allowance for loan and lease losses to period end
nonperforming loans (5)	575.75	372.44	318.07	377.09	614.17
Net charge-offs to average loans and leases (4)	0.06	0.13	0.18	0.09	0.04
Nonperforming assets to period end loans and leases
and foreclosed property (4)(5)	0.28	0.40	0.59	0.47	0.30

Capital and Liquidity Ratios:
Average equity to average assets	9.29%	7.17%	7.36%	7.28%	7.16%
Leverage (4.00% required minimum)	8.44	7.73	7.52	7.61	6.83
Risk-based capital
Tier 1 (4.00% required minumum)	11.49	10.47	10.00	9.92	8.86
Total (8.00% required minimum)	12.74	11.73	11.26	11.17	10.11
Average loans and leases to average deposits	92.30	94.38	96.44	97.74	94.04

(1)	On January 31, 2001, Peoples State Bank of Groveland (“PSB”) merged with a newly formed subsidiary of Alabama National, whereby PSB became a wholly owned subsidiary of Alabama National (“the PSB Merger”). Because the merger was accounted for as pooling-of-interests, the historical Five-Year Summary of Selected Financial Data for all periods have been restated to include the results of operations of PSB from the earliest period presented, except for dividends per common share.
(2)	The weighted average common shares include those of PSB at the applicable exchange ratios.
(3)	Net interest income divided by average earning assets.
(4)	Does not include loans held for sale.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest. It is Alabama National’s policy to place all loans on nonaccrual status when over ninety days past due.
(6)	“Tangible book value per share” is computed by dividing tangible book value by the total number of common shares outstanding. “Tangible book value” equals book value less goodwill and other intangible assets. Management believes that this measure is useful because it provides book value exclusive of goodwill and other intangible assets and because it is a measure used by many investors as part of their analysis of Alabama National. The following table sets forth a reconciliation of book value per share to tangible book value per share:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Book value (stockholders’ equity)	$529,543	$279,418	$234,492	$207,886	$171,604
Deduct: goodwill and other intangible assets	(155,682)	(35,587)	(20,622)	(18,875)	(14,347)
Tangible book value	373,861	243,831	213,870	189,011	157,257

Book value per common share	31.15	21.76	18.95	16.84	14.56
Effect of goodwill and intangible assets per share	(9.16)	(2.77)	(1.67)	(1.53)	(1.22)
Tangible book value per common share	$21.99	$18.99	$17.28	$15.31	$13.34

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see the section titled “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” on page 2 of this Annual Report.

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

Executive Summary

The purpose of this section is to provide a brief summary overview of 2004. Additional detail about the income statement and balance sheet is provided in the pages following this summary.

Income Statement

Alabama National reported $54.6 million in 2004 net income, a 33.1% increase for 2004 over 2003 levels, with diluted earnings per share growing 7.1% from $3.17 in 2003 to $3.39 in 2004. During 2004, Alabama National acquired three banks. Indian River Banking Company and Cypress Bankshares, Inc. were acquired in February, 2004, and Coquina Bank was acquired in July, 2004. The increase in net income is higher than the increase in diluted earnings per share because Alabama National issued additional shares of stock during 2004 to acquire these banks and also issued shares of common stock in an underwritten public offering in the third quarter of the year. In addition, outstanding shares also increased through the exercise of stock options by option holders. For the year, average diluted shares outstanding grew 24.3% to 16.1 million shares.

Alabama National has two components of revenue—net interest income and noninterest income. Both revenue components were positively impacted by the three 2004 acquisitions, with the greater impact being on the net interest income.

Net interest income grew 35.0% to $163.3 million in 2004. The Company experienced a growth in its net interest spread and in its net interest margin, with the improvement occurring in the latter half of the year. The Federal Reserve began taking actions to increase interest rates in June, resulting in an increase in earning asset yields that exceeded the increase in liability costs. As a result, the spread between the rate earned on loans, investments, and other earning assets and the rate paid on deposits and other interest-bearing liabilities expanded during the year. Alabama National was further able to grow net interest income during 2004 due to its growth in earning assets and liabilities.

Noninterest income includes mortgage banking, securities brokerage and trust services, investment services, insurance services, and service charges and other fees associated with traditional retail and commercial banking. Noninterest income declined $5.5 million, or 7.0% during 2004 from 2003’s record levels, in spite of the aforementioned acquisition of three banks. The decline was centered in the investment services area (down $7.1 million, or 37.7%) and in the mortgage banking area (down $4.7 million, or 29.0%). Both of these business lines faced a more difficult interest rate environment in 2004 than in 2003. In the investment services area, securities called and prepaid were reduced from 2003’s levels, leading to reduced demand by customers for securities to replace their called and prepaid investments. Similarly, mortgage refinancing activity was reduced in 2004 from 2003 levels, leading to reduced revenue in that area. Other areas of noninterest income experienced increases in 2004, including service charges on deposit accounts (up $3.0 million, or 21.5%) and securities brokerage and trust revenue (up $1.0 million, or 6.3%).

On the expense side, Alabama National’s noninterest expenses grew $16.4 million, or 12.5%. Most of this growth in noninterest expenses was associated with the three banks acquired during 2004 and the associated expansion of the number of branch offices and associated personnel and other operating expenses. Commission-based compensation expenses declined with the decline in commission based revenue.

Balance Sheet

Alabama National’s balance sheet expanded significantly during 2004, with total assets growing $1.5 billion, or 39.2%, over December 31, 2003 levels. The 2004 acquisitions of Indian River Banking Company,

Cypress Bankshares, Inc., and Coquina Bank all contributed to the balance sheet growth. In addition, Alabama National’s other banks experienced asset growth. The largest categories of asset growth occurred in loans and leases (up $836 million) and securities (up $390 million). Deposits grew $1.18 billion during the year.

Asset Quality

Alabama National reported 2004 net charge-offs of $1.8 million, or 0.06% of average loans and leases, down from 2003’s $3.1 million (0.13% of average loans and leases). Nonperforming assets at December 31, 2004 were $9.6 million (0.28% of period end loans and leases and foreclosed property), down from year end 2003’s $10.5 million (0.40% of period end loans and leases and foreclosed property). Potential problem loans fell to $30.8 million at December 31, 2004 from year end 2003’s $46.4 million. As a result of these factors and management’s assessment of the inherent risk in the loan and lease portfolio, Alabama National’s provision for loan and lease losses declined from $5.9 million in 2003 to $4.9 million in 2004.

Selected Bank Financial Data

Alabama National’s success is dependent upon the financial performance of its subsidiary banks (the “Banks”). Alabama National, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 2004 and 2003 for each of the Banks. During February 2004, Indian River National Bank and Cypress Bankshares, Inc. were acquired, and Coquina Bank was acquired in July 2004. Coquina Bank and Cypress bank were merged together in August 2004 and operate as CypressCoquina Bank. Millennium Bank was acquired during June 2003. Only the operating activity since the date of acquisition of each of these acquired banks is included in Alabama National’s results of operations. In addition to the 2004 acquisitions, in June 2004 Alabama National merged together two wholly owned subsidiaries, Peoples State Bank of Groveland and Public Bank. The combined bank now operates as Public Bank.

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2004
	National Bank of Commerce (1)	Alabama Exchange Bank	Bank of Dadeville	Citizens & Peoples Bank, N.A.	First American Bank (1)	First Citizens Bank	First Gulf Bank	Indian River	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.	Millennium Bank	Cypress Coquina Bank
Summary of Operations:
Interest income	$57,586	$4,082	$4,142	$6,213	$51,751	$5,505	$13,935	$25,578	$17,431	$16,008	$13,412	$6,436	$8,095
Interest expense	19,347	656	906	1,509	14,172	1,296	3,502	6,324	4,621	5,502	3,155	1,790	1,368
Net interest income	38,239	3,426	3,236	4,704	37,579	4,209	10,433	19,254	12,810	10,506	10,257	4,646	6,727
Provision for loan and lease losses	1,095	150	—	140	1,180	25	605	225	30	676	432	353	38
Noninterest income	38,884	813	836	791	16,911	936	3,833	3,595	2,820	3,455	1,342	1,185	611
Noninterest expense	53,836	2,331	1,734	2,904	31,784	2,366	8,393	12,571	8,310	8,181	4,537	3,902	4,022
Net income	15,032	1,179	1,689	1,525	14,094	2,013	3,417	6,438	4,587	3,584	4,124	970	2,061
Balance Sheet Highlights:
At Period-End:
Total assets	$1,469,314	$80,786	$78,472	$134,105	$986,602	$106,917	$356,748	$694,241	$337,013	$337,180	$293,359	$155,223	$277,489
Securities	320,011	33,983	28,878	18,011	143,010	45,890	48,590	296,480	71,877	100,251	26,537	31,861	34,939
Loans and leases, net of unearned income	957,207	38,145	43,955	106,354	754,213	49,477	241,075	340,892	239,848	205,947	246,212	96,342	175,344
Allowance for loan and lease losses	12,142	770	657	1,295	10,120	624	3,160	4,752	3,475	2,655	3,172	1,199	2,563
Deposits	853,642	68,822	65,790	102,194	781,381	87,109	305,425	585,782	283,860	255,697	207,173	116,509	229,640
Short-term debt	—	—	—	5,000	—	—	—	—	5,000	10,000	10,000	—	—
Long-term debt	131,000	5,000	5,000	8,000	77,000	11,000	22,000	40,078	12,000	13,000	16,000	—	—
Stockholders’ equity	116,623	6,357	5,867	10,127	94,180	8,147	24,374	56,130	27,922	25,777	23,466	26,864	43,974
Performance Ratios:
Return on average assets	1.08%	1.45%	2.12%	1.26%	1.51%	1.84%	1.12%	1.21%	1.38%	1.10%	1.54%	0.65%	1.16%
Return on average equity	14.15	18.11	28.70	17.07	16.18	25.40	16.28	15.78	17.51	15.77	19.46	3.67	8.40
Net interest margin	2.91	4.56	4.40	4.15	4.38	4.14	3.72	3.77	4.13	3.49	4.28	3.71	4.64
Capital and Liquidity Ratios:
Average equity to average assets	7.60%	7.98%	7.39%	7.36%	9.33%	7.26%	6.87%	7.68%	7.89%	6.98%	7.94%	17.76%	13.84%
Leverage (4.00% required minimum)	8.16	7.48	7.46	8.02	8.72	7.48	7.26	7.67	8.31	7.46	8.39	7.44	7.90
Risk-based capital
Tier 1 (4.00% required minimum)	10.88	15.30	13.13	9.62	10.84	14.84	10.40	12.68	11.07	11.56	9.63	10.38	10.25
Total (8.00% required minimum)	12.01	16.56	14.38	10.84	12.09	16.00	11.65	13.87	12.32	12.75	10.89	11.58	11.50
Average loans and leases to average deposits to average deposits	115.84	56.85	64.47	97.92	99.30	56.68	90.60	65.52	81.92	78.78	114.78	78.10	74.89

(1)	National Bank of Commerce merged with and into First American Bank effective February 18, 2005.

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2003
	National Bank of Commerce (1)	Alabama Exchange Bank	Bank of Dadeville	Citizens & Peoples Bank, N.A.	First American Bank (1)	First Citizens Bank	First Gulf Bank	Peoples State Bank (2)	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.	Millennium Bank
Summary of Operations:
Interest income	$54,632	$4,113	$4,092	$5,672	$47,551	$5,369	$11,677	$8,665	$8,889	$13,689	$11,943	$3,034
Interest expense	18,641	820	1,039	1,588	14,877	1,600	3,217	2,986	3,023	4,728	3,126	901
Net interest income	35,991	3,293	3,053	4,084	32,674	3,769	8,460	5,679	5,866	8,961	8,817	2,133
Provision for loan and lease losses	2,975	120	—	223	675	25	592	395	225	240	427	34
Securities gains	—	—	4	2	27	4	—	—	—	6	—	3
Noninterest income	46,651	795	802	991	16,336	1,160	4,939	1,234	1,943	3,631	1,543	824
Noninterest expense	55,840	2,311	1,941	2,811	32,550	2,401	8,363	4,377	4,381	7,769	4,141	1,941
Net income	15,989	1,103	1,359	1,277	10,515	1,944	2,905	1,409	1,987	3,110	3,610	604
Balance Sheet Highlights:
At Period-End:
Total assets	$1,308,452	$81,862	$80,389	$114,002	$870,778	$112,767	$269,393	$165,456	$189,720	$292,101	$238,355	$135,970
Securities	281,691	35,170	30,610	19,729	108,791	57,282	41,917	38,893	51,275	92,583	19,538	32,669
Loans and leases, net of unearned income	875,785	40,025	43,441	85,221	677,395	47,714	201,541	109,795	123,249	172,909	202,483	79,078
Allowance for loan and lease losses	11,660	629	659	1,149	9,317	589	2,632	2,250	1,668	2,158	2,812	1,039
Deposits	761,377	67,605	63,608	91,414	687,502	83,731	208,191	141,008	159,644	222,363	173,223	100,449
Short-term debt	5,000	—	—	5,000	5,000	5,000	—	5,500	—	—	14,000	—
Long-term debt	131,034	5,000	5,000	3,000	58,000	11,000	22,000	4,000	8,000	23,000	16,000	—
Stockholders’ equity	96,115	6,334	5,682	7,771	80,093	7,495	17,855	11,471	13,041	20,329	18,666	25,996
Performance Ratios:
Return on average assets	1.22%	1.37%	1.97%	1.21%	1.27%	1.89%	1.23%	0.90%	1.16%	1.27%	1.60%	0.86%
Return on average equity	16.84	17.01	22.88	17.91	14.05	25.71	17.47	12.25	16.48	15.89	21.45	4.57
Net interest margin	2.93	4.50	4.37	4.18	4.35	3.98	3.81	3.85	3.67	3.66	4.34	3.66
Capital and Liquidity Ratios:
Average equity to average assets	7.22%	8.05%	7.84%	6.75%	9.04%	7.31%	7.01%	7.30%	7.05%	7.39%	7.45%	18.77%
Leverage (4.00% required minimum)	7.43	7.34	7.12	7.09	7.94	6.47	6.80	7.12	7.05	6.90	7.98	7.66
Risk-based capital
Tier 1 (4.00% required minimum)	10.02	13.69	12.73	9.16	9.89	13.28	9.19	10.24	9.25	10.65	10.00	11.15
Total (8.00% required minimum)	11.24	14.95	13.98	10.41	11.14	14.36	10.44	11.50	10.43	11.79	11.25	12.40
Average loans and leases to average deposits to average deposits	109.08	56.09	70.04	93.56	98.09	52.64	93.90	76.46	76.54	78.96	115.76	73.79

(1)	National Bank of Commerce merged with and into First American Bank effective February 18, 2005.
(2)	In June 2004 Peoples State Bank was merged with and into Public Bank.

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

For a more complete discussion of the methodology employed to calculate the allowance for loan and lease losses, see Note 1 to Alabama National’s consolidated financial statements included in this Annual Report and “Provision and Allowance for Loan and Lease Losses” below.

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

Results of Operations

Year ended December 31, 2004, compared with year ended December 31, 2003

Alabama National’s net income increased by $13.6 million, or 33.1%, to $54.6 million in the year ended December 31, 2004, from $41.0 million for the year ended December 31, 2003. Net income per diluted share increased to $3.39 for the year ended December 31, 2004, as compared to $3.17 recorded for the year ended December 31, 2003. Return on average assets during 2004 was 1.13%, compared with 1.14% during 2003, and return on average equity was 12.15% during 2004, compared with 15.89% during 2003.

Net interest income increased $42.3 million, or 35.0%, to $163.3 million in 2004, from $121.0 million in 2003, as interest income increased $50.6 million and interest expense increased $8.3 million. Acquisitions during 2004 accounted for $26.0 million of the increase in net interest income. Also contributing to the increase in net interest income is a decrease in the interest rate paid on deposits and other interest bearing liabilities. During 2004, Alabama National was able to continue to decrease the rates paid on deposits as time deposits that were originated in higher interest rate environments matured and repriced at the current lower rates. As the Federal Reserve Bank started increasing rates during the later half of 2004, Alabama National was able to control the increase on rates paid on interest bearing transaction accounts and money market accounts, thereby controlling deposit costs and increasing net interest income. Alabama National continues to experience strong growth in its earning assets. During 2004, average earning assets grew $1.09 billion, or 32.9%, to $4.40 billion for the year ended December 31, 2004. Average loans and leases and average securities each had significant growth during 2004. Average loans and leases increased $764.7 million and average securities increased $310.4 million. The 2004 acquisitions contributed $383.3 million and $259.9 million of the increase in average loans and leases and average securities for 2004, respectively. Alabama National continues to have strong organic growth in loans due to continued strength in many of the economies in the markets served by Alabama National. In general, loans are Alabama National’s highest yielding earning asset and management continues to emphasize steady loan growth. Average interest bearing liabilities increased $865.0 million, to $3.77 billion in 2004. Acquisitions during 2004 accounted for $526.9 million of this increase. Despite the 29.8% increase in average interest bearing liabilities, interest expense increased only $8.3 million, or 14.3%. All categories of average interest-bearing liabilities increased during 2004, except for other short-term borrowings.

Alabama National’s net interest spread and net interest margin were 3.49% and 3.71%, respectively, in 2004, compared to 3.44% and 3.65%, respectively, in 2003. The net interest margin for 2004 was slightly higher than 2003 due in part to lower rates paid on time deposits. Many of the time deposits in Alabama National’s portfolio originated in lower interest rate environments and these deposits can only reprice at maturity. The average yield on loans and leases during 2004 was 21 basis points lower than 2003. The impact of the Federal Reserve rate increases in the latter half of 2004 was not able to entirely offset the lower rates in the first half of 2004. See “Net Interest Income.”

Alabama National recorded a provision for loan and lease losses of $4.9 million during 2004, compared to $5.9 million in 2003. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level, although there can be no assurance that economic factors will not require future adjustments to the allowance. Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases (excluding loans held for sale) was 1.33% at December 31, 2004, compared with 1.37% at December 31, 2003. The allowance for loan and lease losses as a percentage of period-end nonperforming assets was 484.14% at December 31, 2004, compared with 347.68% at December 31, 2003. Alabama National experienced net charge-offs of $1.8 million in 2004, equating to a ratio of net charge-offs to average loans and leases of 0.06%, compared with net charge-offs of $3.1 million in 2003, equating to a ratio of net charge-offs to average loans and leases of 0.13%. See “Provision and Allowance for Loan and Lease Losses.”

Noninterest income, including net securities gains and losses, decreased $5.5 million, or 7.0%, to $72.8 million in 2004, compared with the record amount of $78.3 million in 2003. Total revenue for the investment services division decreased $7.1 million, or 37.7%, to $11.7 million in 2004, from $18.7 million in 2003. Total revenue earned from the mortgage division decreased $4.7 million, or 29.0%, to $11.6 million in 2004, from $16.3 million in 2003. The securities brokerage and trust division experienced a revenue increase of $1.0 million, or 6.3%, to $16.9 million in 2004, from $15.9 million in 2003. The commissions generated by the insurance division totaled $3.6 million in 2004, compared with $3.5 million recorded in 2003. The revenue recorded by the investment services division and the mortgage division during 2003 were record amounts for Alabama National. Service charges on deposit accounts increased by $3.0 million, or 21.5%, to $17.1 million in 2004, from $14.1 million in 2003. Earnings on bank owned life insurance totaled $2.7 million in 2004 and 2003, and other noninterest income increased $2.2 million to $9.3 million in 2004. Noninterest expense increased $16.4 million, or 12.5%, to $148.3 million in 2004, compared with $131.9 million during 2003. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense.”

Because of an increase in pre-tax income, income tax expense was $28.1 million for 2004, compared to $20.4 million for 2003. The effective tax rate for 2004 was 34.0%, compared to 33.2% for 2003. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective rate in 2004 is higher than 2003 due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

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

Net interest income increased $8.1 million, or 7.2%, to $121.0 million in 2003, from $112.8 million in 2002, as interest income increased slightly by $0.5 million and interest expense decreased $7.6 million. The increase in net interest income is attributable to a decrease in the interest rate paid on deposits and other interest bearing liabilities and a $335.5 million increase in average loans to $2.46 billion during 2003, from $2.12 billion in 2002. During 2003, Alabama National was able to continue to decrease the rates paid on deposits as time deposits originated in higher interest rate environments matured and repriced at the current lower rates. Alabama National was able to absorb the effects of falling rates on its earning assets by continued robust growth in its earning assets, particularly loans. The increase in average loans is a result of continued strength in many of the economies in the markets served by Alabama National. In general, loans are Alabama National’s highest yielding earning asset and management continues to emphasize steady loan growth. During 2003, Alabama National also experienced substantial growth in its securities portfolio. Average securities totaled $758.5 million in 2003, compared to $558.1 in 2002. Average interest bearing liabilities increased $471.2 million, to $2.91 billion in 2003. Despite the increase in average interest bearing liabilities, interest expense decreased $7.6 million during 2003. All categories of average interest-bearing liabilities increased during 2003. The largest increase was in average time deposits. During 2003, the average balance of time deposits increased $154.2 million, to $1.24 billion in 2003, compared to $1.09 billion in 2002. Interest-bearing transaction accounts also increased by $104.8 million during 2003.

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

Noninterest income, including net securities gains and losses, increased $17.1 million, or 28.0%, to a record $78.3 million in 2003, compared with $61.2 million in 2002. The revenue recorded by the investment services division, securities brokerage and trust division and mortgage division were all record amounts for Alabama National. Total revenue for the investment services division increased $5.1 million, or 37.8%, to $18.7 million in 2003, from $13.6 million in 2002. Total revenue earned from the mortgage division increased $5.4 million, or 50.0%, to $16.3 million in 2003, from $10.9 million in 2002. The securities brokerage and trust division experienced a revenue increase of $2.3 million, or 16.8%, to $15.9 million in 2003, from $13.6 million in 2002. The commissions generated by the insurance division totaled $3.5 million in 2002, compared with $2.8 million recorded in 2002. Service charges on deposit accounts increased by $2.0 million, or 16.6%, to $14.1 million in 2003, from $12.1 million in 2002. Earnings on bank owned life insurance totaled $2.7 million in 2003, compared with $3.0 million in 2002. Noninterest expense increased $18.3 million, or 16.1%, to $131.9 million in 2003, compared with $113.6 million during 2002. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense.”

Because of an increase in pre-tax income, income tax expense was $20.4 million for 2003, compared to $16.7 million for 2002. The effective tax rate for 2003 was 33.2%, compared to 31.9% for 2002. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective rate in 2003 is higher than 2002 due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

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

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Year ended December 31,
	2004			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
A S S E T S :

Earning assets:
Loans and leases (1)(2)(3)	$3,223,989	$184,935	5.74%	$2,459,250	$146,223	5.95%	$2,123,778	$143,770	6.77%
Securities:
Taxable	1,049,274	41,468	3.95	758,506	30,359	4.00	558,052	32,116	5.76
Tax exempt (2)	52,717	3,247	6.16	33,104	2,260	6.83	31,216	2,339	7.49
Cash balances in other banks	6,225	65	1.04	10,024	98	0.98	9,607	165	1.72
Funds sold	68,651	991	1.44	49,338	635	1.29	45,348	743	1.64
Trading account securities	1,244	55	4.42	2,536	94	3.71	2,059	81	3.93

Total earning assets (2)	4,402,100	230,761	5.24	3,312,758	179,669	5.42	2,770,060	179,214	6.47

Cash and due from banks	143,433			95,686			89,935
Premises and equipment	90,388			75,319			66,802
Other assets	246,108			155,386			134,192
Allowance for loan losses	(43,535)			(35,302)			(31,183)

Total assets	$4,838,494			$3,603,847			$3,029,806

L I A B I L I T I E S :

Interest-bearing liabilities:
Interest-bearing transaction accounts	$722,774	$5,738	0.79%	$509,343	$4,376	0.86%	$404,587	$5,228	1.29%
Savings and money market deposits	771,993	7,234	0.94	471,725	4,359	0.92	391,008	5,457	1.40
Time deposits	1,434,798	33,376	2.33	1,242,100	33,496	2.70	1,087,937	39,087	3.59
Funds purchased	402,991	5,345	1.33	317,811	3,278	1.03	272,689	4,187	1.54
Other short-term borrowings	53,027	1,027	1.94	80,586	1,431	1.78	78,958	2,246	2.84
Long-term debt	386,477	13,214	3.42	285,456	10,728	3.76	200,686	9,108	4.54

Total interest-bearing liabilities	3,772,060	65,934	1.75	2,907,021	57,668	1.98	2,435,865	65,313	2.68

Demand deposits	563,349			382,498			318,724
Accrued interest and other liabilities	53,502			55,980			52,170
Stockholders’ equity	449,583			258,348			223,047

Total liabilities and stockholders’ equity	$4,838,494			$3,603,847			$3,029,806

Net interest spread			3.49%			3.44%			3.79%

Net interest income/margin on a taxable equivalent basis		$164,827	3.74%		$122,001	3.68%		$113,901	4.11%

Tax equivalent adjustment (2)		1,575			1,038			1,067

Net interest income/margin		$163,252	3.71%		$120,963	3.65%		$112,834	4.07%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.
(3)	Fees in the amount of $7.6 million, $6.1 million and $5.3 million are included in interest and fees on loans for 2004, 2003, and 2002, respectively.

During 2004, Alabama National experienced an increase in net interest income of $42.3 million, or 35.0%, to $163.3 million, compared with $121.0 million in 2003. Net interest income increased primarily due to a decrease in the rates paid on interest bearing liabilities and an increase in the volume of average earning assets outstanding. A majority of the increase in average earning asset volume was due to the acquisitions during the year. The 2004 acquisitions contributed $26.0 million to net interest income and accounted for $655.5 million of the increase in average earning assets. In 2004 the average taxable equivalent yield of earning assets was 5.24% compared with 5.42% for 2003. Despite the 18 basis point reduction, total interest income increased $50.6 million, or 28.3%, to $229.2 million in 2004. This increase is a result of an increase in the volume of earning assets due to acquisitions and organic growth. The rate paid on interest bearing liabilities decreased 23 basis points to 1.75% in 2004. The average rate paid on time deposits had the most significant impact on the decline in average rate paid on interest bearing liabilities. The average rate paid on time deposits decreased from 2.70% in 2003 to 2.33% in 2004. Alabama National continued to benefit from repricing of time deposits opened in higher interest rate environments to current market rates. Alabama National’s taxable equivalent net interest margin for the fourth quarter of 2004 was 3.84%, which was slightly higher than the 3.81% recorded in the third quarter of 2004 and approximately 20 basis points higher than the first and second quarters of 2004. Alabama National has benefited from the Federal Reserve Bank’s five separate fed funds rate increases beginning June 2004. Alabama National’s variable rate loans have repriced at the higher rates but deposit costs have not repriced as quickly.

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2004 and 2003. For purposes of this table, changes that are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	December 31,
	2004 Compared to 2003 Variance Due to			2003 Compared to 2002 Variance Due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$44,042	$(5,330)	$38,712	$21,102	$(18,649)	$2,453
Securities:
Taxable	11,493	(384)	11,109	9,665	(11,422)	(1,757)
Tax exempt	1,227	(240)	987	136	(215)	(79)
Cash balances in other banks	(39)	6	(33)	7	(74)	(67)
Funds sold	274	82	356	61	(169)	(108)
Trading account securities	(55)	16	(39)	18	(5)	13

Total interest income	56,943	(5,851)	51,092	30,989	(30,534)	455

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,738	(376)	1,362	1,149	(2,001)	(852)
Savings and money market deposits	2,780	95	2,875	998	(2,096)
Time deposits	4,817	(4,937)	(120)	5,010	(10,601)	(5,591)
Funds purchased	991	1,076	2,067	624	(1,533)	(909)
Other short-term borrowings	(524)	120	(404)	45	(860)	(815)
Long-term debt	3,526	(1,040)	2,486	3,377	(1,757)	1,620

Total interest expense	13,327	(5,061)	8,266	11,203	(18,848)	(7,645)

Net interest income on a taxable equivalent basis	$43,616	$(790)	42,826	$19,786	$(11,686)	8,100

Taxable equivalent adjustment			(537)			29

Net interest income			$42,289			$8,129

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

Alabama National evaluates interest rate sensitivity risk and then formulates guidelines regarding asset generation and repricing, and sources and prices of off-balance sheet commitments in order to decrease interest sensitivity risk. Alabama National uses computer simulations to measure the net income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

The following table illustrates Alabama National’s interest rate sensitivity at December 31, 2004, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	December 31, 2004
	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	One Through Three Years	Greater Than Three Years	Total
A S S E T S :

Earning assets:
Loans and leases (1)	$1,822,163	$306,642	$455,485	$2,584,290	$522,092	$403,541	$3,509,923
Securities (2)	42,864	44,407	176,469	263,740	452,242	453,535	1,169,517
Trading securities	590	—	—	590	—	—	590
Interest-bearing deposits in other banks .	21,274	—	—	21,274	—	—	21,274
Funds sold	100,970	—	—	100,970	—	—	100,970

Total interest-earning assets	$1,987,861	$351,049	$631,954	$2,970,864	$974,334	$857,076	$4,802,274

L I A B I L I T I E S :

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$441,432	$—	$—	$441,432	$—	$464,967	$906,399
Savings and money market deposits	439,487	—	—	439,487	—	447,944	887,431
Time deposits (3) .	173,266	191,438	633,292	997,996	312,857	146,795	1,457,648
Funds purchased	379,114	—	—	379,114	—	—	379,114
Short-term borrowings (4)	32,717	—	—	32,717	—	—	32,717
Long-term debt .	124,000	228,610	22,000	374,610	15,000	4,078	393,688

Total interest-bearing liabilities	$1,590,016	$420,048	$655,292	$2,665,356	$327,857	$1,063,784	$4,056,997

Period gap	$397,845	$(68,999)	$(23,338)	$305,508	$646,477	$(206,708)

Cumulative gap	$397,845	$328,846	$305,508	$305,508	$951,985	$745,277	$745,277

Ratio of cumulative gap to total interest-earning assets	8.28%	6.85%	6.36%	6.36%	19.82%	15.52%

(1)	Excludes nonaccrual loans of $8.1 million
(2)	Excludes investment in equity securities with a fair market value of $30.9 million
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(4)	Includes treasury, tax and loan accounts of $2.2 million

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, Alabama National is asset sensitive on a cumulative basis throughout the one year time frame, although it is slightly liability sensitive during one through three months and the three through twelve month periods. Alabama National is also asset sensitive during the one through three year time frame and liability sensitive in the greater than three years period, although it remains asset sensitive on a cumulative basis throughout all periods. The current asset sensitive position is similar to the 2003 year-end interest sensitivity analysis. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Alabama National’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Alabama National’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National’s balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below (adjusted in the current period due to historically low interest rates) to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At December 31, 2004, mortgage backed securities with a carrying value of $864.4 million, or 16.3% of total assets and essentially every loan and lease, net of unearned income, (totaling $3.50 billion, or 65.8% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $3.93 billion, or 74.0%, of total assets at December 31, 2004. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates reduce, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following tables illustrate the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Since interest rates have remained relatively low, Alabama National has elected to model interest rate decreases of 50 and 100 basis points. As of year-end 2003, management did not prepare a scenario that decreased current rates by 100 basis points so the comparable scenario is not available for 2003. As noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Alabama National’s net interest margin may differ from that found in the tables.

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	Year Ended December 31, 2004 % Change in Net Interest Income
+200 basis points	5.12%
+100 basis points	1.98
0 basis points	—
-50 basis points	0.13
-100 basis points	(2.74)

Change in Prevailing Interest Rates (1)	Year Ended December 31, 2003 % Change in Net Interest Income
+200 basis points	8.72%
+100 basis points	4.48
0 basis points	—
-25 basis points	(0.60)
-50 basis points	(1.65)

(1)	Assumes an immediate and parallel rate change of this magnitude.

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

The provision for loan and lease losses decreased by $1.0 million, or 16.6%, to $4.9 million in 2003, from $5.9 million in 2003. The decreased provision expense during 2004 is attributable to a reduction in net charge-offs during 2004 and also a reduction in total nonperforming assets and potential problem loans. During 2004, net charge-offs decreased $1.2 million, or 40.1% to $1.8 million, compared to $3.1 million in 2003. As of December 31, 2004, nonperforming assets totaled $9.6 million, a $0.9 million decrease from year-end 2003 levels.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands, except percentages)

	Year ended December 31,
	2004	2003	2002	2001	2000
Total loans and leases outstanding at end of period, net of unearned income(1)	$3,495,701	$2,659,440	$2,191,394	$1,964,169	$1,710,810

Average amount of loans and leases outstanding, net of unearned income(1)	$3,205,306	$2,410,782	$2,092,829	$1,790,083	$1,571,760

Allowance for loan and lease losses at beginning of period	$36,562	$32,704	$28,519	$22,368	$19,111
Charge-offs:
Commercial, financial and agricultural	3,430	3,535	1,573	1,875	397
Real estate—mortgage	200	1,426	1,463	730	145
Consumer	953	858	3,200	754	884

Total charge-offs	4,583	5,819	6,236	3,359	1,426

Recoveries:
Commercial, financial and agricultural	784	821	991	949	167
Real estate—mortgage	434	478	754	226	228
Consumer	1,528	1,452	720	517	382

Total recoveries	2,746	2,751	2,465	1,692	777

Net charge-offs	1,837	3,068	3,771	1,667	649
Provision for loan and lease losses	4,949	5,931	7,956	3,946	2,506
Additions to allowance from acquisitions	6,910	995	—	3,872	1,400

Allowance for loan and lease losses at period-end	$46,584	$36,562	$32,704	$28,519	$22,368

Allowance for loan and lease losses to period-end loans(1)	1.33%	1.37%	1.49%	1.45%	1.31%
Net charge-offs to average loans and leases(1)	0.06	0.13	0.18	0.09	0.04

(1)	Does not include loans held for sale.

Allocation of Allowance

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan and lease losses to specific loan categories.

	2004	2003	2002
	(Amounts in thousands)
Commercial and financial	$3,884	$5,210	$4,039
Real estate construction	7,527	4,540	4,421
Real estate residential mortgage	8,595	6,497	6,311
Real estate commercial mortgage	11,949	10,229	7,418
Consumer	1,540	970	1,341
Lease financing receivables	511	1,014	1,318
Other	4,058	2,795	1,398
Unallocated	8,520	5,307	6,458

Total allowance for loan and lease losses	$46,584	$36,562	$32,704

Nonperforming Assets

The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	At December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$8,091	$9,817	$10,282	$7,563	$3,642
Restructured loans	—	—	—	—	—
Loans past due 90 days or more and still accruing	—	—	—	—	—

Total nonperforming loans	8,091	9,817	10,282	7,563	3,642
Other real estate owned	1,531	699	2,569	1,680	1,468

Total nonperforming assets	$9,622	$10,516	$12,851	$9,243	$5,110

Allowance for loan and lease losses to period-end loans(1)	1.33%	1.37%	1.49%	1.45%	1.31%
Allowance for loan and lease losses to period-end nonperforming loans	575.75	372.44	318.07	377.09	614.17
Allowance for loan and lease losses to period-end nonperforming assets	484.14	347.68	254.49	308.55	437.73
Net charge-offs to average loans and leases(1)	0.06	0.13	0.18	0.09	0.04
Nonperforming assets to period-end loans and leases and foreclosed property(1)	0.28	0.40	0.59	0.47	0.30
Nonperforming loans and leases to period-end loans(1)	0.23	0.37	0.47	0.39	0.21

(1)	Does not include loans held for sale.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, Alabama National has a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses. During the years ending December 31, 2004, 2003 and 2002, approximately $489,000, $474,000 and $540,000, respectively, in additional interest income would have been recognized in earnings if Alabama National’s nonaccrual loans had been current in accordance with their original terms.

Total nonperforming assets decreased $0.9 million, to $9.6 million at December 3l, 2004, from $10.5 million at December 31, 2003. Other real estate owned increased $0.8 million to $1.5 million at December 31, 2004. Included in the year-end 2004 other real estate balance is a former bank branch which is for sale and has a carrying value of $0.8 million. The allowance for loan and lease losses to period-end nonperforming loans was 575.75% at December 31, 2004, compared with 372.44% at December 31, 2003. This ratio will generally fluctuate from period to period depending upon nonperforming loan levels at period end.

Potential Problem Loans

A potential problem loan is one that management has concerns as to the borrower’s future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that Alabama National’s interests are protected. At December 31, 2004, Alabama National had certain loans considered by management to be potential problem loans totaling $30.8 million, as compared with $46.4 million at December 31, 2003. Alabama National believes early identification of potential problem loans is an important factor in its ability to successfully collect such loans. As such, it encourages early identification of potential problem loans both with its loan officers and loan review staff. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan and lease losses.

Noninterest Income and Expense

Noninterest income

Alabama National relies on five distinct product lines for the production of recurring noninterest income: (1) traditional retail and commercial banking, (2) mortgage banking, (3) securities brokerage and trust services, (4) investment services, and (5) insurance services. Combined revenue associated with Alabama National’s five product lines totaled $72.8 million in 2004, compared with $78.3 million in 2003, a decrease of $5.5 million, or 7.0%. An analysis of this decrease is provided below.

The following table sets forth, for the periods indicated, the principal components of noninterest income.

NONINTEREST INCOME

(Amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Service charges on deposit accounts	$17,126	$14,091	$12,081
Investment services income	11,652	18,710	13,576
Securities brokerage and trust income	16,863	15,867	13,590
Gain on sale of mortgages	11,566	16,289	10,860
Insurance commissions	3,604	3,477	2,837
Bank owned life insurance	2,690	2,747	3,018
Securities gains	—	46	35
Other	9,284	7,077	5,167

Total noninterest income	$72,785	$78,304	$61,164

Service charges on deposit accounts increased $3.0 million to $17.1 million during 2004, a 21.5% increase over 2003’s total of $14.1 million. The increase for 2004 is attributable primarily to the 2004 acquisitions, which account for $2.5 million of this increase. Other noninterest income increased $3.0 million to $9.3 million during 2004, a 48.2% increase over 2003’s total of $6.3 million. The 2004 acquisitions increased this balance by $0.8 million. Also contributing to the increase in other noninterest income is increased revenue from merchant credit card activity, ATM card revenue and debit card income. The other components of noninterest income will be discussed in more detail in “Segment Information.”

Noninterest Expense

The following table sets forth, for the periods indicated, the principal components of noninterest expense.

NONINTEREST EXPENSE

(Amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Salaries and employee benefits	$74,983	$64,826	$57,687
Commission based compensation	17,500	22,182	16,498
Occupancy and equipment expense, net	15,488	12,886	11,603
Amortization of other intangibles	3,034	1,041	832
Travel and entertainment	1,915	1,648	1,412
Advertising	2,436	1,969	1,994
Banking assessments	1,241	943	785
Data processing expenses	2,615	1,759	1,596
Legal and professional fees	5,235	3,701	3,602
Noncredit losses	940	908	355
Postage and courier services	2,893	2,333	2,140
Supplies and printing	2,813	2,527	2,329
Telephone	2,183	1,754	1,435
Penalty on long-term debt repayment	—	822	—
Other	15,017	12,565	11,309

Total noninterest expense	$148,293	$131,864	$113,577

Noninterest expense increased $16.4 million, or 12.5%, to $148.3 million in 2004, from $131.9 million in 2003. Salaries and employee benefits increased $10.2 million, or 15.7%, in 2004. The 2004 amount includes the salaries and employee benefit expense of the 2004 acquisitions, which totaled $8.4 million. Also contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and merit salary increases. Commission based compensation decreased $4.7 million, or 21.1%, in 2004. The decrease in commission based compensation during 2004 is attributable to decreased production in the commission based businesses. Net occupancy expense increased $2.6 million, or 20.2%, in 2004. The 2004 acquisitions contributed $2.0 million of additional occupancy expense for 2004. The amortization of intangibles for 2004 increased $2.0 million to $3.0 million due to the amortization of core deposit intangibles recorded in the 2004 acquisitions and a full year for the 2003 acquisition. Legal and professional fees increased $1.5 million, or 41.4%, to $5.2 million in 2004, due primarily to increased internal and external accounting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act.

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

Investment Services

The following table sets forth, for the periods indicated, the summary of operations for the investment services division of Alabama National:

INVESTMENT SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Investment services revenue	$11,652	$18,710	$13,576
Expenses and allocated charges	8,998	12,645	9,828

Net investment services income	$2,654	$6,065	$3,748

First American Bank operates an investment department devoted primarily to handling correspondent banks’ investment needs. Investment services revenue consists primarily of commission income from the sale of fixed income securities to correspondent banks. A small portion of investment services revenue is generated from fee based services including asset/liability consulting, bond accounting and security safekeeping. Investment services revenue decreased substantially to $11.7 million during 2004, from $18.7 million in 2003. The revenue recorded by the investment division during 2003 represents the highest revenue ever recorded for this division. The revenue generated by the investment division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. Demand for these securities during 2003 was high due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolio. During 2004 the cash flow from the securities portfolio of correspondent banks slowed which negatively impacted the revenue for the investment services division.

Revenue from the investment division is subject to fluctuation caused by a number of factors, including perhaps most prominently the interest rate environment. The interest rate environment for this division was extremely favorable during 2003. The revenue production for 2004 was significantly lower than 2003 but similar to revenue production of prior years.

In the fourth quarter of 2004 a group of salespeople and support staff resigned and relocated to a competing bank. The group that left represented approximately 68% of the revenue of the investment division for the first nine months of 2004. Alabama National moved to retain the remaining salespeople and support staff and to hire additional experienced fixed income salespeople. Despite the added salespeople, the revenue production levels of the current sales group is expected to be lower than it otherwise would have been absent the departure of the former salespeople.

Securities Brokerage and Trust Division

The following table sets forth, for the periods indicated, the summary of operations for the securities brokerage and trust division of Alabama National:

SECURITIES BROKERAGE AND TRUST DIVISION

(Amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Securities brokerage and trust revenue	$16,863	$15,867	$13,590
Interest income	1,109	978	1,132

Total securities brokerage and trust revenue	17,972	16,845	14,722
Interest expense	105	118	133
Expenses and allocated charges	15,907	14,983	13,036

Net securities brokerage and trust income	$1,960	$1,744	$1,553

First American Bank has a wholly owned subsidiary, NBC Securities, Inc. (NBC Securities), that is a full service licensed broker-dealer. The trust department of First American Bank and NBC Securities manage the assets of both corporate and individual customers located primarily in the markets served by Alabama National. The revenue generated by this division consists primarily of commission income generated from the sale of equity securities and other investment products to individual and corporate customers, from fees paid for assets under management or custody and from fees related to investment consulting work performed for clients. NBC Securities also recognizes interest income from margin loans. Revenue for this division increased $1.0 million, or 6.3%, to $16.9 million in 2004. Revenue for this division increased $2.3 million, or 16.8%, to $15.9 million in 2003. The increase in revenue during both 2004 and 2003 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. Asset management fees recorded by the trust department of NBC (now First American Bank) and NBC Securities also increased during 2004 as a result of an increase in the total assets managed by these divisions. The interest income from margin loans has remained relatively flat during the last three years, consistent with the securities industry in general. The additional registered representatives and new offices opened and variable overhead, combined with higher commission expense on the higher revenue base, led to an increase in the expenses and allocated charges for this division in 2004.

Mortgage Lending Division

The following table sets forth, for the periods indicated, the summary of operations for the mortgage lending division of Alabama National:

MORTGAGE LENDING DIVISION

(Amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Gain on sale of mortgage loans(1)	$12,398	$17,061	$11,334
Interest income	1,053	2,462	1,631

Total revenue	13,451	19,523	12,965
Expenses and allocated charges	9,152	10,929	7,845

Net mortgage lending division income	$4,299	$8,594	$5,120

(1)	Includes intercompany income allocated to mortgage lending division totaling $832,000, $772,000 and $474,000 at December 31, 2004, 2003 and 2002, respectively.

Fees earned in connection with the origination and resale of mortgages decreased $4.7 million, or 27.3%, to $12.4 million in 2004, from $17.1 million in 2003. During 2003, fees earned in connection with the origination and resale of mortgages increased $5.7 million, or 50.5%, to $17.1 million, from $11.3 million in 2002. The revenue recorded by the mortgage division in 2003 was a record amount due to the historically low interest rate environment and its effect on mortgage origination and refinancing activity. Expenses and allocated charges totaled $9.2 million, compared to $10.9 million during 2003. The decrease is due to a lower level of mortgage revenue and its impact on compensation and other expenses. In addition, mortgage lending divisions of recently acquired banks did not operate as efficiently as Alabama National’s pre-existing mortgage divisions in 2004, with higher expenses relative to revenues. Interest income was down $1.4 million to $1.1 million during 2004, also due to the overall reduction in the volume of mortgage originations.

Revenue from the mortgage lending division is subject to fluctuation caused by a number of factors, including perhaps most prominently the interest rate environment. The environment for this division was extremely favorable during 2003. During 2004 mortgage activity from refinancing slowed considerably, but Alabama National continues to expand and grow mortgage origination activity in the markets served by the Company.

Insurance Services Division

The following table sets forth, for the periods indicated, a summary of operations for the insurance services division of Alabama National:

INSURANCE SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Commission income	$3,604	$3,477	$2,837
Other income	109	—	—

Total revenue	3,713	3,477	2,837
Expenses and allocated charges	3,642	3,298	2,870

Net insurance division income	$71	$179	$(33)

Commission income earned from the sale of insurance products during 2004 increased modestly by 3.6% to $3.6 million. The revenue from this division continues to increase from the addition of new employees and expansion of this business line into the markets served by Alabama National.

Earning Assets

Loans and Leases

Loans and leases are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans and leases averaged $3.22 billion in 2004, compared to $2.46 billion in 2003, an increase of $764.7 million, or 31.1%. At December 31, 2004, total loans and leases, net of unearned income, were $3.50 billion, compared to $2.66 billion at the end of 2003, an increase of $836.3 million, or 31.4%. Excluding the loans acquired in the 2004 acquisitions, average loans and leases increased $381.5 million, or 15.5%, and end of period year over year organic loan growth for 2004 was $337.0 million, or 12.7%.

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

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and financial	$282,212	8.06%	$265,923	9.99%	$253,569	11.56%	$247,613	12.59%	$275,107	16.07%
Real estate:
Construction	776,594	22.20	530,024	19.91	311,259	14.19	231,369	11.76	185,814	10.85
Mortgage—residential	963,083	27.52	676,658	25.42	616,651	28.11	546,730	27.80	490,152	28.63
Mortgage—commercial	1,046,622	29.91	814,904	30.61	699,403	31.88	637,575	32.42	498,858	29.14
Mortgage—other	10,644.30		9,412.35		5,672.26		5,645.29		4,238.25
Consumer	88,653	2.53	74,137	2.78	78,342	3.57	82,909	4.22	79,458	4.64
Lease financing receivables	70,289	2.01	77,857	2.92	80,113	3.65	73,924	3.76	58,668	3.43
Securities brokerage margin loans	14,517.41		15,407.58		14,502.66		16,302.83		29,901	1.75
Other	246,739	7.06	198,036	7.44	134,191	6.12	124,564	6.33	89,700	5.24

Total gross loans and leases	3,499,353	100.00%	2,662,358	100.00%	2,193,702	100.00%	1,966,631	100.00%	1,711,896	100.00%

Unearned income	(3,652)		(2,918)		(2,308)		(2,462)		(1,086)

Total loans and leases, net of unearned income(1)	3,495,701		2,659,440		2,191,394		1,964,169		1,710,810
Allowance for loan and lease losses	(46,584)		(36,562)		(32,704)		(28,519)		(22,368)

Total net loans and leases(1)	$3,449,117		$2,622,878		$2,158,690		$1,935,650		$1,688,442

(1)	Does not include loans held for sale.

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in Alabama National’s market areas, and for Alabama National in particular, to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. In general, Alabama National prefers real estate collateral to many other potential collateral sources, such as accounts receivable, inventory and equipment.

The principal component of Alabama National’s loan portfolio is real estate mortgage loans. At year-end 2004, this category totaled $2.02 billion and represented 57.7% of the total loan portfolio, compared to $1.50 billion, or 56.4% of the total loan portfolio at year-end 2003.

Residential mortgage loans increased $286.4 million, or 42.3%, to $963.1 million at December 31, 2004, compared with $676.7 million at December 31, 2003. Commercial mortgage loans increased $231.7 million, or 28.4%, to $1.05 billion at December 31, 2004. Increases in both of these categories of loans are primarily the result of Alabama National’s 2004 acquisitions. Organic loan growth for 2004 for residential mortgage loans totaled $140.1 million, or 20.2%, and organic loan growth for commercial mortgage loans totaled $65.8 million, or 8.1%.

Real estate construction loans increased $246.6 million, or 46.5%, to $776.6 million at December 31, 2004, compared with $530.0 million at December 31, 2003. Alabama National’s focus on the home construction market, as well as strong commercial construction activity in markets it serves, led to $118.7 million of this increase, and the remainder is attributable to the 2004 acquisitions.

The slight increase in consumer loans was due to the 2004 acquisitions. Lease financing receivables and margin loan balances experienced a slight decrease from 2003 year-end totals.

The repayment of loans is a source of additional liquidity for Alabama National. The following table sets forth Alabama National’s loans maturing within specific intervals at December 31, 2004.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Amounts in thousands)

	December 31, 2004
	One year or less	Over one year through five Years	Over five years	Total
Commercial, financial and agricultural	$154,164	$114,187	$13,861	$282,212
Real estate—construction	462,403	282,765	31,426	776,594
Real estate—residential	194,580	235,941	532,562	963,083
Real estate—commercial	127,612	619,529	299,481	1,046,622
Consumer	30,776	54,046	3,831	88,653

	$969,535	$1,306,468	$881,161	$3,157,164

	Predetermined Rates	Floating Rates	Total
Maturing after one year but within five years	$630,329	$676,139	$1,306,468
Maturing after five years	112,690	768,471	881,161

	$743,019	$1,444,610	$2,187,629

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

Securities

Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of Alabama National’s earning assets. Securities averaged $1.10 billion during 2004, compared with $791.6 million during 2003, an increase of $310.4 million, or 39.2%. The 2004 acquisitions accounted for $259.9 million of this increase. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities, and during 2004 most of the earning asset growth of Alabama National was in loans and leases and the securities portfolio remained relatively flat, excluding the 2004 acquisitions. Management attempts to maintain earning asset growth commensurate with its funding growth and with its overall growth plans. At December 31, 2004, the securities portfolio totaled $1.20 billion, including securities held to maturity with an amortized cost of $568.5 million and securities available for sale with a market value of $631.9 million.

The following tables set forth the carrying value of securities held by Alabama National at the dates indicated.

INVESTMENT SECURITIES

(Amounts in thousands)

	December 31,
	2004		2003		2002
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government corporations and agencies	24,207	24,003	23,962	24,012	42,211	42,225
State and political subdivisions	15,569	15,866	1,553	1,603	3,704	3,836
Mortgage backed securities	528,717	526,733	245,520	245,921	309,530	311,751

Total	$568,493	$566,602	$271,035	$271,536	$355,445	$357,812

AVAILABLE FOR SALE SECURITIES

(Amounts in thousands)

	December 31,
	2004		2003		2002
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$350	$349	$350	$351	$350	$356
U.S. Government corporations and agencies	220,315	218,690	318,536	317,552	99,861	100,793
State and political subdivisions	45,282	46,338	40,922	42,385	30,754	32,035
Mortgage backed securities	336,551	335,647	160,871	160,684	190,169	192,157
Equity securities	30,890	30,890	18,220	18,220	19,547	19,547

Total	$633,388	$631,914	$538,899	$539,192	$340,681	$344,888

The following tables show the scheduled maturity and average yields of securities owned by Alabama National at December 31, 2004.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2004
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
U.S. Treasury securities	$—		$—		$—		$—		$—
U.S. Government corporations and agencies			23,962	3.93%	245	3.97%
State and political subdivisions	155	2.99%	1,266	5.73%	3,517	5.33%	10,631	5.61%
Mortgage backed securities	—		—		—		—		$528,717	4.13%

Total	$155	2.99%	$25,228	4.02%	$3,762	5.24%	$10,631	5.61%	$528,717	4.13%

(1)	Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2004
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
U.S. Treasury securities	$349	2.36%	$—		$—		$—		$—
U.S. Government corporations and agencies	16,519	2.41%	189,295	3.75%	12,876	4.91%
State and political subdivisions	1,793	3.32%	7,662	5.37%	18,600	5.04%	18,283	5.09%
Mortgage backed securities	—		—						335,647	4.15%
Equity securities(2)	—		—		—		—		30,890	3.89%

Total	$18,661	2.50%	$196,957	3.81%	$31,476	4.99%	$18,283	5.09%	$366,537	4.13%

(1)	Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.
(2)	Comprised primarily of Federal Home Loan Bank of Atlanta and Federal Reserve Bank stock.

At December 31, 2004, mortgage-backed securities, consisting of collateralized mortgage obligations and pass-through mortgage obligations, had a carrying value totaling $864.4 million. These mortgage-backed securities include $528.7 million classified as investment securities and $335.6 million classified as securities available for sale. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon the terms of the underlying mortgages, the relative level of mortgage interest rates, and the structure of the securities. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note with additional repayment as a result of sales of homes collateralizing the mortgage loans constituting the security. Accordingly, management generally expects repayment of the collateralized mortgage obligations over a one to five year period, and repayment of the pass-through mortgage obligations also over a one to five year period.

Other attributes of securities are discussed in “Interest Sensitivity and Market Risk.”

Short-Term Investments

Alabama National utilizes overnight investment of funds in federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by Alabama National when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 2004, federal funds sold and securities purchased under agreements to resell averaged $68.7 million, compared to $49.3 million during 2003, representing an increase of $19.3 million.

Trading Account Securities

An important aspect of investment department operations, but less so to Alabama National overall, are trading account securities, which represent securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. Trading account securities averaged approximately $1.2 million and $2.5 million in 2004 and 2003, respectively. This small dollar amount reflects management’s policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $865.0 million, or 29.8%, to $3.77 billion in 2004, from $2.91 billion in 2003. Average interest-bearing deposits increased $706.4 million, or 31.8%, to $2.93 billion in 2004, from $2.22 billion in 2003. The 2004 acquisitions contributed $526.9 million and $452.1 million to the increase in average interest bearing liabilities and average interest bearing deposits, respectively. The remaining increase is attributable to competitive rate and product offerings by Alabama National, successful marketing efforts and growth in many of Alabama National’s markets. Average federal funds purchased and securities sold under agreements to repurchase increased $85.2 million, or 26.8%, to $403.0 million in 2004, from $317.8 million in 2003, due in part to additional liquidity provided by downstream correspondent banks. Average short-term borrowings decreased by $27.6 million, or 34.2%, to $53.0 million in 2004, compared to $80.6 million in 2003. Average long-term borrowings increased $101.0 million, or 35.4%, to $386.5 million in 2004, from $285.5 million in 2003. The increase in the long-term average debt outstanding is due to utilizing more borrowing programs offered to Alabama National’s Federal Home Loan Bank member subsidiaries. The 2004 acquisitions accounted for $38.0 million of the increase in average long-term borrowings.

Deposits

Average total deposits increased $887.2 million, or 34.1%, to $3.49 billion during 2004, from $2.61 billion during 2003. At December 31, 2004, total deposits were $3.93 billion, compared with $2.75 billion at December 31, 2003. The 2004 acquisitions accounted for $563.5 million of the increase in average deposits and $815.4 million of the increase in year-end 2004 deposit growth.

The following table sets forth the deposits of Alabama National by category at the dates indicated.

DEPOSITS

(Amounts in thousands, except percentages)

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$683,245	17.36%	$404,755	14.70%	$336,172	14.43%	$306,319	14.82%	$244,400	13.52%
NOW	906,399	23.04	528,766	19.20	476,721	20.46	384,355	18.60	290,471	16.07
Savings and money market	887,431	22.55	521,440	18.94	378,361	16.24	373,309	18.06	312,886	17.31
Time less than $100,000	665,696	16.92	619,229	22.48	635,827	27.27	668,819	32.36	659,370	36.50
Time greater than $100,000	791,952	20.13	679,559	24.68	503,314	21.60	333,957	16.16	299,968	16.60

Total deposits	$3,934,723	100.00%	$2,753,749	100.00%	$2,330,395	100.00%	$2,066,759	100.00%	$1,807,095	100.00%

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Alabama National’s core deposits totaled $3.14 billion, or 79.9%, of total deposits at December 31, 2004, and totaled $2.07 billion, or 75.3%, of total deposits at December 31, 2003.

Deposits, in particular core deposits, have historically been Alabama National’s primary source of funding and have enabled Alabama National to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be Alabama National’s primary source of funding in the future, although economic and competitive factors could affect this funding source. Alabama National’s loan-to-deposit ratio was 88.8% at December 31, 2004, and 96.6% at the end of 2003, and the ratio averaged 92.3% during 2004 and 94.4% during 2003. The maturity distribution of Alabama National’s time deposits in excess of $100,000 at December 31, 2004, is shown in the following table.

MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME

DEPOSITS OF $100,000 OR MORE

(Amounts in thousands)

	December 31, 2004
	Within One Month	After One Through Three Months	After Three Through Six Months	After Six Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Certificates of deposit of $100,000 or more	$21,413	$89,491	$111,890	$141,709	$101,121	$72,240	$537,864
Other time deposits of $100,000 or more	44,935	84,470	31,000	53,385	30,193	10,105	254,088

Total	$66,348	$173,961	$142,890	$195,094	$131,314	$82,345	$791,952

Approximately 30.3% of Alabama National’s time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Alabama National had $175.2 million in large certificates of deposit obtained through brokers outstanding at December 31, 2004, compared to $155.9 million at December 31, 2003. Alabama National’s use of brokered time deposits fluctuates depending upon funding needs and the pricing and maturity structure of available brokered deposits versus other funding sources, including in-market time deposits.

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

Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of Alabama National as well as a cash management tool offered to corporate customers. At December 31, 2004, these funds totaled $379.1 million, compared with $358.4 million at December 31, 2003. This balance will vary greatly depending on the liquidity of the downstream correspondent banks of Alabama National and the excess cash of its corporate customers.

At December 31, 2004, treasury, tax and loan balances totaled $2.2 million, compared to $1.4 million at December 31, 2003. Alabama National collects tax deposits from customers and is permitted to retain these balances until established collateral limits are exceeded or until the U.S. Treasury withdraws its balances.

Alabama National’s average borrowing from a third party bank under a $30 million credit facility (“the Credit Facility”) was $3.6 million during 2004, compared with $13.2 million during 2003. As of December 31, 2004, the outstanding balance under the Credit Facility was $0.5 million, leaving a remaining availability under the Credit Facility of $29.5 million. The Credit Facility bears interest at a rate that varies with LIBOR and is secured by a pledge of stock in the Banks. The Credit Facility is typically renewed on an annual basis and has a current maturity date of May 31, 2005. Alabama National has historically renewed the Credit Facility prior to its due date and anticipates doing so again in 2005.

All of the Banks are members of the FHLB of Atlanta. At December 31, 2004, the Banks had available FHLB lines of $1.44 billion, under which $370.1 million was outstanding, including advances classified as short-term of $30.0 million and advances classified as long-term of $340.1 million. This compares to borrowings of $325.5 million at December 31, 2003, of which $39.5 million was short-term and $286.0 million was long-term.

Alabama National through three separate trust subsidiaries has issued Floating Rate Capital Securities, commonly known as trust preferred securities, in the aggregate principal amount of $46.4 million. Due to the adoption of Financial Interpretation No. 46, the trusts created to issue the trust preferred securities must be deconsolidated and accordingly the debt is classified as junior subordinated debentures. The debentures pay distributions at a rate that varies with LIBOR. They are classified as long-term debt for the financial statements but are included as capital for regulatory purposes. In addition to these junior subordinated debentures, Alabama National assumed $7.2 million in junior subordinated debentures in connection with its acquisition of Indian River Banking Company in 2004.

The following table sets forth, for the periods indicated, the principal components of borrowed funds.

BORROWED FUNDS

(Amounts in thousands, except percentages)

	December 31,
	2004	2003	2002
Federal funds purchased and securities sold under agreements to repurchase:
Balance at end of period	$379,114	$358,393	$290,637
Average balance outstanding	402,991	317,811	272,689
Maximum outstanding at any month’s end	459,953	369,172	353,361
Weighted average interest rate at period-end	2.06%	1.01%	1.02%
Weighted average interest rate during the period	1.33	1.03	1.54

Treasury, tax and loan:
Balance at end of period	$2,217	$1,431	$629
Average balance outstanding	1,155	1,027	1,022
Maximum outstanding at any month’s end	2,217	2,442	2,544
Weighted average interest rate at period-end	2.01%	0.66%	1.00%
Weighted average interest rate during the period	0.96	0.81	1.35

Note Payable:
Balance at end of period	$500	$1,650	$19,100
Average balance outstanding	3,603	13,218	18,616
Maximum outstanding at any month’s end	10,800	20,150	19,100
Weighted average interest rate at period-end	2.18%	1.89%	2.17%
Weighted average interest rate during the period	2.00	2.00	2.57

Short-term advances from the Federal Home Loan Bank:
Balance at end of period	$30,000	$39,500	$133,000
Average balance outstanding	48,269	66,341	59,320
Maximum outstanding at any month’s end	97,950	168,500	133,000
Weighted average interest rate at period-end	3.68%	1.94%	2.01%
Weighted average interest rate during the period	1.96	1.75	2.96

Long-term advances from the Federal Home Loan Bank:
Balance at end of period	$340,078	$286,000	$215,000
Average balance outstanding	334,127	255,085	185,103
Maximum outstanding at any month’s end	350,257	291,000	215,000
Weighted average interest rate at period-end	3.33%	3.14%	3.90%
Weighted average interest rate during the period	3.18	3.64	4.44

Junior subordinated debentures payable to unconsolidated trusts:
Balance at end of period	$53,610	$46,393	$25,000 (1)
Average balance outstanding	52,329	30,315	15,356
Maximum outstanding at any month’s end	53,610	46,393	25,000
Weighted average interest rate at period-end	5.81%	4.44%	4.87
Weighted average interest rate during the period	4.94	4.75	5.66

(1)	Formerly classified as trust preferred securities

Capital Resources and Liquidity Management

Capital Resources

Alabama National’s stockholders’ equity increased by $250.1 million from December 31, 2003, to $529.5 million at December 31, 2004. This increase was attributable to the following (in thousands):

Net income	$54,644
Dividends	(20,235)
Issuance of stock for option exercises and other stock based compensation	2,016
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(1,143)
Issuance of stock in purchase business combination	163,408
Issuance of stock in underwritten public offering	49,673
Additional paid in capital related to stock based compensation	1,762

Net increase	$250,125

During the 2004 third quarter, Alabama National completed an underwritten public offering of 977,500 shares of common stock (including 127,500 shares issued pursuant to an over-allotment option) and received net proceeds of approximately $49.7 million after deducting underwriting discounts and offering expenses. The net proceeds were used to pay off the credit facility with the third party bank and make capital injections in the subsidiary Banks. In addition, a portion of the net proceeds was retained for general corporate liquidity needs at the holding company.

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

Alabama National exceeded its fully phased-in regulatory capital ratios at December 31, 2004, 2003 and 2002, as set forth in the following table.

ANALYSIS OF CAPITAL

(Amounts in thousands, except percentages)

	December 31,
	2004	2003	2002
Tier 1 Capital	$427,298	$289,181	$236,717
Tier 2 Capital	46,483	34,537	29,617

Total qualifying capital(1)	$473,781	$323,718	$266,334

Risk-adjusted total assets (including off-balance sheet exposures)	$3,718,456	$2,760,910	$2,366,289
Tier 1 risk-based capital ratio (4.00% required minimum)	11.49%	10.47%	10.00%
Total risk-based capital ratio (8.00% required minimum)	12.74	11.73	11.26
Tier 1 leverage ratio (4.00% required minimum)	8.44	7.73	7.52

(1)	Does not include $0.1 million, $2.01 million and $3.1 million of the Company’s allowance for loan losses at December 31, 2004, 2003 and 2002, respectively, in excess of 1.25% of risk-adjusted total assets.

Each of the Banks is required to maintain minimum risk-based and leverage ratios similar to those required for Alabama National. Each of the Banks exceeded these regulatory minimum capital ratios at December 31, 2004, as set forth in the following table:

BANK CAPITAL RATIOS

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	11.49%	12.74%	8.44%

National Bank of Commerce of Birmingham(1)	10.88	12.01	8.16
Alabama Exchange Bank	15.30	16.56	7.48
Bank of Dadeville	13.13	14.38	7.46
Citizens & Peoples Bank, N.A.	9.62	10.84	8.02
Community Bank of Naples, N.A.	9.63	10.89	8.39
First American Bank	10.84	12.09	8.72
First Citizens Bank	14.84	16.00	7.48
First Gulf Bank	10.40	11.65	7.26
Georgia State Bank	11.56	12.75	7.46
Public Bank	11.07	12.32	8.31
CypressCoquina Bank	10.25	11.50	7.90
Millennium Bank	10.38	11.58	7.44
Indian River National Bank	12.68	13.87	7.67
Required minimums	4.00	8.00	4.00

(1)	National Bank of Commerce merged with and into First American Bank effective February 18, 2005.

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

Assets included in Alabama National’s Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell, Alabama National’s primary source of immediate liquidity, averaged $68.7 million during 2004 and were $101.0 million at December 31, 2004, and averaged $49.3 million during 2003 and were $16.5 million at December 31, 2003. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provides a repetitive source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $539.9 million at December 31, 2004, provide Alabama National an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See “Earning Assets—Loans” and “Earning Assets—Securities.”

Liquidity can also be managed using liabilities included in Alabama National’s Consolidated Statement of Conditions, such as federal funds purchased and securities sold under agreements to repurchase and short-term borrowings. Combined federal funds purchased and securities sold under agreements to repurchase, treasury, tax and loan, note payable, and short-term advances from the Federal Home Loan Bank averaged $456.0 million during 2004 and were $411.8 million at December 31, 2004, and averaged $398.4 million during 2003 and were $401.0 million at December 31, 2003. Overnight borrowing lines with upstream correspondent banks, totaling $199.8 million at December 31, 2004, of which $199.7 million was unused, provide additional sources of liquidity to Alabama National on an unsecured basis. The Federal Home Loan Bank provides secured credit lines to all of Alabama National’s Banks totaling approximately $1.1 billion as of year-end 2004. At December 31, 2004, advances under these lines totaled $370.1 million, including $30.0 million classified as short-term and $340.1 million classified as long-term. Long-term liquidity needs are met through Alabama National’s deposit base (approximately 79.9% of Alabama National’s deposits at December 31, 2004, are considered core deposits), and the repayment of loans and other investments as they mature. Alabama National is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits, long-term borrowings and the amount and mix of longer-term investments in its portfolio.

One of the Banks, NBC, pledged approximately $55.9 million in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility, which management views as a backup liquidity facility. This discount window facility was assumed by First American Bank as a result of the First American Bank and NBC merger in February 2005. At December 31, 2004, NBC had access to approximately $44.7 million under this facility, with no outstanding borrowings.

Alabama National, as a stand-alone corporation, has more limited access to liquidity sources than its Banks and depends on dividends from its subsidiaries as its primary source of liquidity. Alabama National’s liquidity is diminished by required payments on its outstanding short-term debt and junior subordinated debentures. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions, which may, but are not expected to, have a material negative impact on the liquidity available to Alabama National. (See Note 18 to the Alabama National’s Consolidated Financial Statements included in this Annual Report beginning at page F-1). If circumstances warrant, Alabama National’s short-term liquidity needs can also be met by additional borrowings of approximately $29.5 million representing the unused portion of Alabama National’s credit facility with an unrelated bank. See “Deposits and Other Interest–Bearing Liabilities —Borrowed Funds.”

Contractual Obligations

Alabama National has contractual obligations to make future payments on debt and lease agreements. Long-term debt, capital leases and junior subordinated debentures are reflected on the consolidated statements of financial condition, whereas, operating lease obligations for office space and equipment are not recorded on the consolidated statements of financial condition. Alabama National has no unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Notes 9 and 10 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1. Total contractual obligations of Alabama National as of December 31, 2004, are as follows.

CONTRACTUAL OBLIGATIONS

(Amounts in thousands)

	As of December 31, 2004
	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total
Long-term FHLB debt	$—	$47,000	$88,000	$205,078	$340,078
Junior subordinated debentures payable to unconsolidated trusts	—	—	—	53,610	53,610
Certificates of deposit of $100,000 or more	578,293	131,314	79,103	3,242	791,952
Certificates of deposit less than $100,000	420,262	181,282	60,655	3,497	665,696
Operating lease obligations	3,214	5,422	4,832	14,551	28,019

Total contractual obligations	$1,001,769	$365,018	$232,590	$279,978	$1,879,355

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

CREDIT EXTENSION COMMITMENTS

(Amounts in thousands)

	As of December 31, 2004
	Expire in 1 year or less	Expire after 1 year through 3 years	Expire after 3 years through 5 years	Expire after 5 years	Total
Unfunded lines	$606,701	$195,931	$65,909	$244,113	$1,112,654
Letters of credit	21,279	8,530	6,531	262	32,602

Total credit extension commitments	$627,980	$204,461	$72,440	$244,375	$1,145,256

Off-Balance Sheet Arrangements

Alabama National’s significant off-balance sheet arrangements are primarily certain investments in low-income housing projects throughout its geographic area. Alabama National enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At December 31, 2004, Alabama National’s investments in such projects totaled $1.4 million. Alabama National acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Construction and permanent financing for these entities was obtained from independent third parties.

Alabama National has no remaining commitment to fund low income housing investments at December 31, 2004. Alabama National’s risk exposure relating to these entities is generally limited to the amount invested.

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

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development (LIHTC) and trust preferred securities structures because these entities or transactions constitute Alabama National’s primary FIN 46 and FIN 46R exposure. Management determined that Alabama National is not the primary beneficiary of the LIHTC investments and accordingly the partnerships were not consolidated. Alabama National’s interest in these partnerships as of December 31, 2004 totaled $1,434,000.

During 2003, Alabama National also analyzed the impact of FIN 46 and FIN 46R on certain trusts of Alabama National and determined that certain trusts created by the Company to issue trust preferred securities would require deconsolidation due to the provisions of FIN 46 and FIN 46R. Accordingly, as of December 31, 2003 Alabama National deconsolidated these trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier I capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary, provide further appropriate guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory purposes.

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

Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

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

On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R are effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. The adoption of this statement will not have a material impact on the financial condition or result of operations of Alabama National, as it adopted the expensing provisions of FAS 123 in its initial adoption of FAS 123.

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

SELECTED QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Unaudited)

	2004 Quarters				2003 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Summary of Operations:
Interest income	$49,130	$55,397	$60,572	$64,087	$43,030	$44,325	$45,257	$46,019
Interest expense	14,460	15,763	16,958	18,753	15,043	14,952	14,159	13,514
Net interest income	34,670	39,634	43,614	45,334	27,987	29,373	31,098	32,505
Provision for loan and lease losses	1,228	1,278	1,624	819	1,091	1,424	1,396	2,020
Securities gains	—	—	—	—	5	34	4	3
Noninterest income	17,640	19,288	18,566	17,291	18,740	21,502	21,868	16,148
Noninterest expense	34,171	37,612	38,208	38,331	31,491	34,337	35,625	30,439
Net income	11,307	13,244	14,706	15,387	9,525	10,164	10,581	10,776
Dividends on common stock	4,800	4,819	5,303	5,312	3,525	3,534	3,653	3,657

Per Common Share Data:
Book Value	$27.77	$27.48	$30.70	$31.20	$19.44	$21.02	$21.23	$21.76
Tangible book value	18.83	18.63	21.44	21.99	17.79	18.14	18.38	18.99
Net income (diluted)	0.80	0.84	0.86	0.89	0.75	0.80	0.80	0.82
Dividends declared	0.3125	0.3125	0.3125	0.3125	0.285	0.285	0.285	0.285

Balance Sheet Highlights
At Period-End:
Total assets	$4,947,225	$4,939,449	$5,144,106	$5,315,869	$3,575,147	$3,891,969	$3,852,941	$3,820,112
Securities(1)	1,141,693	1,175,768	1,170,793	1,200,407	818,848	841,236	823,526	810,227
Loans held for sale	27,356	19,466	22,634	22,313	61,162	95,956	37,744	16,415
Loans and leases, net of unearned income	3,136,938	3,197,287	3,400,297	3,495,701	2,277,520	2,429,284	2,548,353	2,659,440
Allowance for loan and lease losses	42,392	43,484	45,903	46,584	33,247	35,595	36,979	36,562
Deposits	3,461,144	3,615,227	3,634,724	3,934,732	2,487,548	2,753,722	2,752,516	2,753,749
Short-term debt	67,743	31,333	40,000	30,500	95,200	59,150	61,150	36,150
Long-term debt	384,984	403,888	403,792	393,688	274,057	274,048	315,040	337,427
Stockholders’ equity	426,594	423,670	521,231	529,543	240,444	268,916	272,139	279,418

(1)	Does not include trading securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of December 31, 2004, the end of the period covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in Alabama National’s periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified.

There were no significant changes in Alabama National’s internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Alabama National’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Alabama National’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Alabama National’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Alabama National;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Alabama National; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Alabama National’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Alabama National’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that Alabama National maintained effective internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of Alabama National’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-1 and F-2 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Alabama National has adopted a Code of Business Conduct and Ethics for directors, officers (including Alabama National’s Chief Executive Officer and senior financial officers) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K.

Other information required by this Item regarding Executive Officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The Consolidated Financial Statements of Alabama National and its subsidiaries, included herein (beginning on page F-1), are as follows:

Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP

Consolidated Statements of Financial Condition—December 31, 2004 and 2003

Consolidated Statements of Income—Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income—Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

The financial statements schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection (a)(1) of this Item, above.

(a)(3) and (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 62 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 2005.

ALABAMA NATIONAL BANCORPORATION

By:	/s/ JOHN H. HOLCOMB, III
John H. Holcomb, III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN H. HOLCOMB, III John H. Holcomb, III	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2005

/s/ DAN M. DAVID Dan M. David	Vice Chairman and Director	March 15, 2005

/s/ RICHARD MURRAY, IV Richard Murray, IV	President, Chief Operating Officer and Director	March 15, 2005

/s/ WILLIAM E. MATTHEWS, V William E. Matthews, V	Executive Vice President and Chief Financial Officer	March 15, 2005

/s/ SHELLY S. WILLIAMS Shelly S. Williams	Senior Vice President and Controller (principal accounting officer)	March 15, 2005

/s/ W. RAY BARNES W. Ray Barnes	Director	March 15, 2005

/s/ GRIFFIN A. GREENE Griffin A. Greene	Director	March 9, 2005

/s/ JOHN D. JOHNS John D. Johns	Director	March 9, 2005

/s/ JOHN J. MCMAHON, JR. John J. McMahon, Jr.	Director	March 15, 2005

/s/ C. PHILLIP MCWANE C. Phillip McWane	Director	March 9, 2005

/s/ G. RUFFNER PAGE, JR. G. Ruffner Page, Jr.	Director	March 15, 2005

Name	Title	Date

/s/ JOHN M. PLUNK John M. Plunk	Director	March 9, 2005

/s/ W. STANCIL STARNES W. Stancil Starnes	Director	March 9, 2005

/s/ WILLIAM D. MONTGOMERY William D. Montgomery	Director	March 10, 2005

/s/ C. LLOYD NIX C. Lloyd Nix	Director	March 10, 2005

/s/ JOHN V. DENSON John V. Denson	Director	March 9, 2005

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Restated Certificate of Incorporation	(14)

3.2	Amended and Restated ByLaws	(20)

10.1	Lease Agreement dated June 1, 2000 between Woodward Properties, LLP and NBC	(9)

10.1A	First Amendment to Lease Agreement dated December 31, 2001 between Woodward Properties, LLP and NBC	(16)

10.1B	Second Amendment to Lease Agreement dated February 28, 2003 between Woodward Properties, LLP and NBC	(16)

10.2	Credit Agreement between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(1)

10.2A	Promissory Note between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(1)

10.2B	Pledge Agreement between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan	(1)

10.2C	First Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated February 10, 1997	(3)

10.2D	Second Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated January 19, 1998	(4)

10.2E	Third Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated June 23, 1999	(5)

10.2F	Fourth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated June 20, 2000	(8)

10.2G	Fifth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2001	(12)

10.2H	Sixth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2002	(15)

10.2I	Fourth AmSouth Bank Note Modification Agreement dated May 31, 2002	(16)

10.2J	Seventh Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2003	(17)

10.2K	Fifth AmSouth Bank Note Modification Agreement dated May 31, 2003	(17)

10.2L	Eighth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2004	(22)

10.2M	Sixth AmSouth Bank Note Modification Agreement dated May 31, 2004	(22)

10.3*	Second Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan	(7)

10.3A*	Form of Award under the Second Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan	(24)

10.4*	Alabama National BanCorporation Plan for Deferral of Compensation for Directors Who Are Not Employees of the Company	(2)

10.5*	Alabama National 1994 Stock Option Plan	(1)

10.5A*	Form of Stock Option Agreement utilized in connection with the 1994 Stock Option Plan	(2)

10.6*	Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks, and three amendments thereto	(16)

Exhibit Number	Description	Reference

10.6A*	Amendment Number Four to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks	(23)

10.7*	NBC Pension Plan (amended and restated effective January 1, 1997)	(6)

10.8*	First American Bancorp Non-Qualified Stock Option Agreement with Dan M. David dated March 7, 1997	(4)

10.9*	Alabama National BanCorporation 1999 Long-Term Incentive Plan	(6)

10.9A*	Amendment Number One to Alabama National BanCorporation 1999 Long-Term Incentive Plan	(16)

10.10*	Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees	(11)

10.11*	Alabama National BanCorporation Employee Capital Accumulation Plan (amended and restated effective January 1, 2000)	(6)

10.12*	Non-Qualified Option Agreement dated as of January 1, 2000 between John R. Bragg and Alabama National BanCorporation	(10)

10.13*	Non-Qualified Option Agreement dated as of January 1, 2000 between John H. Holcomb, III and Alabama National BanCorporation	(10)

10.14*	Non-Qualified Option Agreement dated as of January 1, 2000 between William E. Matthews, V and Alabama National BanCorporation	(10)

10.15*	Non-Qualified Option Agreement dated as of January 1, 2000 between Richard Murray, IV and Alabama National BanCorporation	(10)

10.16*	Non-Qualified Option Agreement dated as of January 1, 2000 between Dan M. David and Alabama National BanCorporation	(10)

10.17*	Non-Qualified Option Agreement dated as of January 1, 2000 between James R. Thompson, III and Alabama National BanCorporation	(25)

10.18*	Non-Qualified Option Agreement dated as of January 1, 2000 between Shelly S. Williams and Alabama National BanCorporation	(10)

10.19*	Employment Continuation Agreement dated as of September 21, 2000 between John R. Bragg and Alabama National BanCorporation	(10)

10.20*	Employment Continuation Agreement dated as of September 21, 2000 between John H. Holcomb, III and Alabama National BanCorporation	(10)

10.21*	Employment Continuation Agreement dated as of September 21, 2000 between William E. Matthews, V and Alabama National BanCorporation	(10)

10.22*	Employment Continuation Agreement dated as of September 21, 2000 between Richard Murray, IV and Alabama National BanCorporation	(10)

10.23*	Employment Continuation Agreement dated as of September 21, 2000 between Dan M. David and Alabama National BanCorporation	(10)

10.24*	Second Amendment and Restatement of the Alabama National BanCorporation Annual Incentive Plan	(13)

10.25*	Alabama National BanCorporation Performance Share Plan for Certain Members of the Madison County Advisory Board of Directors of First American Bank	(16)

10.26*	Amended and Restated Alabama National BanCorporation Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A.	(16)

Exhibit Number	Description	Reference
10.27*	Amendment Number One to Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A., dated October 16, 2002	(16)

10.28*	Millennium Bank Director’s Stock Option Plan, and amendments thereto	(20)

10.29*	Millennium Bank Officers’ and Employees’ Stock Option Plan, and amendments thereto	(20)

10.30*	Cypress Bank Director’s Stock Option Plan	(20)

10.31*	Cypress Bank Officer’s and Employee’s Stock Option Plan	(20)

10.32*	Indian River 1999 Director Fee Stock Option Plan, and amendments thereto	(20)

10.33*	Indian River Banking Company 1999 Stock Option Plan	(20)

10.34	Amended and Restated Declaration of Trust among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others dated December 18, 2001	(13)

10.35	Indenture dated December 18, 2001 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(13)

10.36	Guaranty Agreement dated December 18, 2001 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(13)

10.37	Amended and Restated Declaration of Trust dated December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others	(16)

10.38	Indenture dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(16)

10.39	Guarantee Agreement dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A.	(16)

10.40	Amended and Restated Declaration of Trust dated September 26, 2003, between Alabama National BanCorporation, U.S. Bank National Association, and others	(18)

10.41	Indenture dated September 26, 2003, between Alabama National BanCorporation and U.S. Bank National Association	(18)

10.42	Guarantee Agreement dated September 23, 2003, between Alabama National BanCorporation and U.S. Bank National Association	(18)

10.43	Amended and Restated Trust Agreement dated September 30, 2002, among Indian River Banking Company, Wells Fargo Bank, National Association, and others	(20)

10.43A	First Amendment to Amended and Restated Trust Agreement dated November 19, 2003, among Indian River Banking Company, Wells Fargo Bank, National Association, Alabama National BanCorporation and Others	(20)

10.44	Indenture dated September 30, 2002, between Indian River Banking Company and Wells Fargo Bank, National Association	(20)

10.44A	First Supplemental Indenture dated November 19, 2003 among Indian River Banking Company, Wells Fargo Bank, National Association, Alabama National BanCorporation	(20)

10.45	Trust Preferred Securities Guarantee Agreement dated September 30, 2002, between Indian River Banking Company and Wells Fargo Bank, National Association	(20)

10.45A	First Amendment to Trust Preferred Securities Guarantee Agreement dated November 19, 2003 by and among Indian River Banking Company, Wells Fargo Bank, National Association, and Alabama National BanCorporation	(20)

10.46	Agreement and Plan of Merger dated October 22, 2003 between Indian River Banking Company and Alabama National BanCorporation	(19)

10.47*	Alabama National BanCorporation Performance Share and Deferral Plan for Non-Employee Directors of Affiliate Banks	(21)

Exhibit Number	Description	Reference

14.1	Alabama National BanCorporation Code of Business Conduct and Ethics	(20)

21.1	Subsidiaries of Alabama National BanCorporation	(26)

23.1	Consent of PricewaterhouseCoopers L.L.P.	(26)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(26)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(26)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(26)

*	Indicates a management contract or compensation plan or arrangement.
(1)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(2)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(3)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
(4)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(5)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
(6)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(8)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(9)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(10)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(11)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(12)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(13)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(14)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(15)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(16)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(17)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(18)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(19)	Filed as Appendix A to Alabama National’s Registration Statement on Form S-4 (Registration No. 333-111417) and is incorporated herein by reference.
(20)	Filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(21)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(22)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(23)	Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
(24)	Filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated January 25, 2005, and incorporated herein by reference.
(25)	Filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated February 18, 2005, and incorporated herein by reference.
(26)	Filed herewith.

Alabama National BanCorporation

and Subsidiaries

Consolidated Financial Statements

December 31, 2004 and 2003 and the

Three Years Ended December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alabama National BanCorporation:

We have completed an integrated audit of Alabama National BanCorporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” which appears under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Birmingham, Alabama

March 14, 2005

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands, except share data)

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$155,027	$123,086
Interest-bearing deposits in other banks	21,274	10,019
Federal funds sold and securities purchased under agreements to resell	100,970	16,534
Trading securities, at fair value	590	109
Investment securities (fair value $566,602 and $271,536 for 2004 and 2003, respectively)	568,493	271,035
Securities available for sale, at fair value	631,914	539,192
Loans held for sale	22,313	16,415
Loans and leases	3,499,353	2,662,358
Unearned income	(3,652)	(2,918)

Loans and leases, net of unearned income	3,495,701	2,659,440
Allowance for loan and lease losses	(46,584)	(36,562)

Net loans and leases	3,449,117	2,622,878
Property, equipment and leasehold improvements, net	99,455	77,291
Goodwill	144,396	30,964
Other intangible assets, net	11,286	4,623
Cash surrender value of life insurance	71,535	59,425
Receivables from investment division customers	2,223	12,966
Other assets	37,276	35,575

Total assets	$5,315,869	$3,820,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$683,245	$404,755
Interest bearing	3,251,478	2,348,994

Total deposits	3,934,723	2,753,749
Federal funds purchased and securities sold under agreements to repurchase	379,114	358,393
Treasury, tax and loan accounts	2,217	1,431
Accrued expenses and other liabilities	43,861	41,611
Payables for securities purchased for investment division customers	2,223	11,967
Short-term borrowings	30,500	41,150
Long-term debt	393,688	332,393

Total liabilities	4,786,326	3,540,694
Commitments and contingencies (see Notes 10 and 11)
Stockholders’ equity:
Common stock, $1 par; 27,500,000 shares authorized; 16,998,918 and 12,838,844 shares issued at December 31, 2004 and 2003, respectively	16,999	12,839
Additional paid-in capital	340,161	126,370
Retained earnings	173,345	140,028
Accumulated other comprehensive (loss) income, net of tax	(962)	181

Total stockholders’ equity	529,543	279,418

Total liabilities and stockholders’ equity	$5,315,869	$3,820,112

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share data)

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$184,464	$145,931	$143,498
Interest on securities	43,611	31,873	33,660
Interest on deposits in other banks	65	98	165
Interest on trading securities	55	94	81
Interest on federal funds sold	991	635	743

Total interest income	229,186	178,631	178,147

Interest expense:
Interest on deposits	46,348	42,231	49,772
Interest on federal funds purchased	5,345	3,278	4,187
Interest on short-term borrowings	1,027	1,431	2,246
Interest on long-term borrowings	13,214	10,728	9,108

Total interest expense	65,934	57,668	65,313

Net interest income	163,252	120,963	112,834
Provision for loan and lease losses	4,949	5,931	7,956

Net interest income after provision for loan and lease losses	158,303	115,032	104,878

Noninterest income:
Service charges on deposit accounts	17,126	14,091	12,081
Investment services income	11,652	18,710	13,576
Securities brokerage and trust income	16,863	15,867	13,590
Gain on sale of mortgages	11,566	16,289	10,860
Insurance commissions	3,604	3,477	2,837
Bank owned life insurance	2,690	2,747	3,018
Securities gains	—	46	35
Other	9,284	7,077	5,167

Total noninterest income	72,785	78,304	61,164

Noninterest expense:
Salaries and employee benefits	74,983	64,826	57,687
Commission based compensation	17,500	22,182	16,498
Occupancy and equipment expense, net	15,488	12,886	11,603
Amortization of intangibles	3,034	1,041	832
Legal and professional fees	5,235	3,701	3,602
Other	32,053	27,228	23,355

Total noninterest expense	148,293	131,864	113,577

Income before provision for income taxes and minority interest in earnings of consolidated subsidiaries	82,795	61,472	52,465
Provision for income taxes	28,122	20,398	16,735

Income before minority interest in earnings of consolidated subsidiaries	54,673	41,074	35,730
Minority interest in earnings of consolidated subsidiaries	29	28	28

Net income available for common shares	$54,644	$41,046	$35,702

Weighted average common shares outstanding:
Basic	15,848	12,748	12,361

Diluted	16,100	12,957	12,683

Earnings per common share:
Basic	$3.45	$3.22	$2.89

Diluted	$3.39	$3.17	$2.81

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net income	$54,644	$41,046	$35,702
Other comprehensive income:
Unrealized (losses) gains on securities available for sale arising during the period	(1,767)	(3,868)	2,615
Less: Reclassification adjustment for net gains included in net income	—	46	35

Other comprehensive (expense) income, before taxes	(1,767)	(3,914)	2,580
Provision for (benefit of) income taxes related to items of other comprehensive income (expense)	(624)	(1,352)	895

Other comprehensive income (loss)	(1,143)	(2,562)	1,685

Comprehensive income	$53,501	$38,484	$37,387

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

Years Ended December 31, 2004, 2003 and 2002

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Taxes	Total Equity
Balance, December 31, 2001	12,424,544	$12,425	$103,624	$92,866	$(2,087)	$1,058	$207,886
Net income				35,702			35,702
Common stock dividends declared ($1.00 per share)				(12,362)			(12,362)
Exercise of stock options and issuance of shares related to deferred compensation plans			271	(841)	775		205
Stock based compensation			1,460	(84)			1,376
Change in unrealized gains on available for sale securities, net of taxes						1,685	1,685

Balance, December 31, 2002	12,424,544	12,425	105,355	115,281	(1,312)	2,743	234,492
Net income				41,046			41,046
Common stock dividends declared ($1.14 per share)				(14,369)			(14,369)
Issuance of stock in purchase business combinations	395,244	395	19,131				19,526
Exercise of stock options and issuance of shares related to deferred compensation plans	19,056	19	292	(1,817)	2,212		706
Stock based compensation			1,592	(113)			1,479
Purchase of treasury stock at cost					(900)		(900)
Change in unrealized gains (losses) on available for sale securities, net of taxes						(2,562)	(2,562)

Balance, December 31, 2003	12,838,844	12,839	126,370	140,028	—	181	279,418
Net income				54,644			54,644
Common stock dividends declared ($1.25 per share)				(20,235)			(20,235)
Issuance of stock in purchase business combinations	3,016,073	3,016	160,392				163,408
Issuance of stock in underwritten public offering, net	977,500	978	48,695				49,673
Exercise of stock options and issuance of shares related to deferred compensation plans	166,501	166	2,788	(938)			2,016
Stock based compensation			1,916	(154)			1,762
Change in unrealized gains (losses) on available for sale securities, net of taxes						(1,143)	(1,143)

Balance, December 31, 2004	16,998,918	$16,999	$340,161	$173,345	$—	$(962)	$529,543

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$54,644	$41,046	$35,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,949	5,931	7,956
Deferred tax provision	795	2,716	2,963
Depreciation and amortization	9,664	6,818	5,797
(Gain) loss on disposition and liquidation of assets and liabilities	(84)	(78)	16
Securities gains	—	(46)	(35)
(Gain) loss on disposal of other real estate	(101)	80	(572)
Write-down of other real estate owned	173	141	374
Income earned on bank owned life insurance	(2,690)	(2,747)	(3,018)
Stock based compensation	1,784	1,488	1,453
Net amortization of securities	152	803	(350)
Net (increase) decrease in trading securities	(481)	1,536	(304)
Minority interest in earnings of consolidated subsidiaries	29	28	28
Change in loans held for sale	(5,898)	34,615	(14,476)
Decrease (increase) in other assets	18,739	15,415	(22,683)
(Decrease) increase in other liabilities	(14,375)	(15,524)	20,803
Other	134	—	—

Net cash provided by operating activities	67,434	92,222	33,654

Cash flows from investing activities
Purchases of investment securities	(449,219)	(209,133)	(401,806)
Proceeds from calls and maturities of investment securities	177,205	293,384	281,357
Purchases of securities available for sale	(589,839)	(968,263)	(552,999)
Proceeds from sales of securities available for sale	12,866	52,574	15,508
Proceeds from calls and maturities of securities available for sale	736,325	741,110	528,260
Net (increase) decrease in interest-bearing deposits in other banks	(11,255)	2,602	(1,808)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(82,860)	69,905	(45,716)
Net increase in loans	(386,078)	(406,150)	(233,870)
Purchases of property, equipment and leasehold improvements	(16,999)	(6,734)	(16,000)
Proceeds from sale of property and liquidation of assets	122	843	88
Proceeds from sale of other real estate owned	2,347	7,048	2,436
Costs capitalized on other real estate owned	—	—	(284)
Cash paid for bank owned life insurance	(7,071)	(700)	—
Net cash acquired (paid) in business combinations	35,166	(2,952)	(551)

Net cash used in investing activities	(579,290)	(426,466)	(425,385)

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(in thousands)

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from financing activities
Net increase in deposits	529,198	331,947	263,636
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(21,127)	60,397	50,577
Net (decrease) increase in short-term borrowings	(20,150)	(115,148)	80,889
Proceeds from long-term debt	24,000	103,000	55,984
Repayments of long-term debt	—	(7,031)	(25,550)
Dividends on common stock	(20,235)	(14,369)	(12,362)
Purchase of treasury stock	—	(900)	—
Proceeds from underwritten public offering, net	49,673	—	—
Other	2,438	(127)	(144)

Net cash provided by financing activities	543,797	357,769	413,030

Increase in cash and cash equivalents	31,941	23,525	21,299
Cash and cash equivalents, beginning of year	123,086	99,561	78,262

Cash and cash equivalents, end of year	$155,027	$123,086	$99,561

Supplemental disclosures of cash flow information
Cash paid for interest	$64,988	$56,465	$66,851

Cash paid for income taxes	$22,847	$17,528	$15,169

Supplemental schedule of noncash investing activities:
Foreclosure of other real estate owned	$2,365	$5,258	$2,874

Transfer of property to other real estate owned	$886	$—	$—

Change in unrealized holding gains and losses on securities available for sale	$(1,143)	$(2,562)	$1,685

Assets acquired and liabilities assumed in merger transactions (Note 2)
Assets acquired in business combinations	$874,916	$122,727	$1,453

Liabilities assumed in business combinations	$748,401	$99,956	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements

December 31, 2004, 2003 and 2002

1.	Nature of Business and Summary of Significant Accounting Policies

Alabama National BanCorporation and Subsidiaries (the Company) provides a full range of banking and bank-related services to individual and corporate customers through its thirteen subsidiary banks located in Alabama, Georgia, and Florida.

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

December 31, 2004, 2003 and 2002

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

Other Real Estate

Other real estate, which primarily consists of property acquired by foreclosure, is initially recorded at the fair value less estimated selling costs. Other real estate is not depreciated. Subsequent to foreclosure, the assets are carried at the lower of carrying value or fair value less estimated cost to sell. Losses, representing the difference between the sales price and the carrying value of the property, are recorded on the date of the sale, while gains on sales financed by the Company are deferred until the initial and continuing investment by the borrower equals or exceeds specified levels. Gains on all other sales are recorded when realized. Other real estate at December 31, 2004 and 2003 totaled $1,531,000 and $699,000, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Other Intangible Assets

Other intangible assets relate to core deposits and insurance customer lists. Other intangibles are amortized over a period based on the expected life of the intangible, generally five to ten years, using either the straight-line or accelerated methods of amortization.

Goodwill

Pursuant to Financial Accounting Standards (SFAS) No. 142 the Company does not amortize goodwill. The Company tests goodwill for impairment at least annually. There has been no impairment resulting from impairment tests.

Software Costs

Software costs, which primarily represent costs to acquire third party software packages, have a recorded cost of approximately $6,719,000 and $5,788,000 and related accumulated amortization of approximately $4,835,000 and $3,818,000, and are included in other assets at December 31, 2004 and 2003, respectively. Amortization expense related to capitalized software costs totaled approximately $564,000, $504,000 and $421,000 during 2004, 2003, and 2002, respectively.

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

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the 2004 presentation.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development (LIHTC) and trust preferred securities structures because these entities or transactions constitute the Company’s primary FIN 46 and FIN 46R exposure. Management determined that the Company is not the primary beneficiary of the LIHTC investments and accordingly the partnerships were not consolidated. The Company’s interest in these partnerships as of December 31, 2004 was $1,434,000.

During 2003, the Company also analyzed the impact of FIN 46 and FIN 46R on certain trusts of the Company and determined that certain trusts created by the Company to issue trust preferred securities would require deconsolidation due to the provisions of FIN 46 and FIN 46R. Accordingly, as of December 31, 2003 the Company deconsolidated these trusts. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier I capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary, provide further appropriate guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory purposes.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3’s application includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, Alabama National adopted the provisions of SAB 105. Alabama National records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. Alabama National does not currently include, and was not previously including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on Alabama National’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance in Issue 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of Issue 03-1 until further implementation guidance could be established. Alabama National does not anticipate that the adoption of Issue 03-1 will have a material impact on its financial condition or results of operations.

On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R are effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

cancelled after that date. The adoption of this statement will not have a material impact on the financial condition or result of operations of Alabama National, as it adopted the expensing provisions of FAS 123 in its initial adoption of FAS 123.

2.	Business Combinations

On February 20, 2004, the Company completed the acquisition of Cypress Bankshares, Inc. (“Cypress”). On July 9, 2004, the Company completed the acquisition of Coquina Bank (“Coquina”). Coquina was merged with Cypress Bank on August 20, 2004 to form CypressCoquina Bank. In addition to the Coquina and Cypress acquisitions, the Company completed the acquisition of Indian River Banking Company (“Indian River”) on February 27, 2004. On June 19, 2003, the Company completed the acquisition of Millennium Bank (“Millennium”). The Company acquired all of the voting stock in each of these acquisitions.

The Company’s results of operations includes the operations of the acquired banks since the acquisition date. The following table summarizes some details of these acquisitions.

	Coquina Bank	Indian River Banking Company	Cypress Bankshares, Inc.	Millennium Bank
Location	Ormond Beach, FL	Vero Beach, FL	Palm Coast, FL	Gainesville, FL
Merger closing date	7/9/2004	2/27/2004	2/20/2004	7/19/2003
Shares of Alabama National common stock issued	543,571	2,017,053	455,449	395,244
Stock options assumed (as converted)	—	123,430	52,130	84,376
Additional cash consideration	$2.0 million	$5.1 million	$1.9 million	$4.6 million
Total purchase price	$31.7 million	$111.6 million	$27.3 million	$27.2 million

The following table summarizes the fair values of the assets acquired and liabilities assumed of Coquina, Cypress, Indian River and Millennium at the date of acquisition (in thousands):

	Coquina	Indian River	Cypress	Millennium
Cash	$8,281	$26,178	$9,691	$1,643
Securities	11,421	241,905	26,111	24,237
Federal funds sold and securities purchased under agreements to resell	233	384	959	8,482
Net loans	89,229	282,857	75,396	69,227
Other assets	6,267	10,299	7,636	4,322
Goodwill	21,893	72,446	17,688	18,266
Core deposit intangible	1,006	7,542	1,644	968

Total assets acquired	138,330	641,611	139,125	127,145

Deposits	102,829	444,697	104,250	91,407
Other liabilities	3,763	85,333	7,529	8,549

Total liabilities assumed	106,592	530,030	111,779	99,956

Net assets acquired	$31,738	$111,581	$27,346	$27,189

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The acquisitions of Coquina, Indian River, Cypress and Millennium resulted in the recognition of $22,899,000, $79,990,000, $19,332,000 and $19,234,000 of intangible assets, respectively. The Company allocated $1,006,000, $7,542,000, $1,644,000 and $968,000 of the total intangible to core deposits, respectively. This allocation was based on the Company’s valuation of the core deposits of Coquina, Indian River, Cypress and Millennium. Among the factors considered included: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on an accelerated basis not to exceed seven years. The remaining intangible created was allocated to goodwill.

The following table presents unaudited pro forma results of operations for the years ended December 31, 2004 and 2003. The 2003 results have been adjusted as if the Coquina, Indian River, Cypress and Millennium acquisitions had occurred on January 1, 2003. The 2004 results have been adjusted as if the Coquina, Indian River and Cypress acquisitions had occurred on January 1, 2004. There is no adjustment needed for Millennium in 2004 since the acquisition occurred during 2003. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the acquisitions had occurred at the dates presented:

	2004	2003
	(in thousands, except per share amount)
Total revenue*	$242,910	$232,026
Net income	$55,360	$47,213
Basic EPS	$3.35	$2.96
Diluted EPS	$3.29	$2.90

* Total revenue consists of net interest income and noninterest income

3.	Goodwill and Other Acquired Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of the Company’s operating segments for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, January 1, 2003	$13,232	$2,693
Acquired goodwill	15,982
Other goodwill adjustments	(943)

Balance, December 31, 2003	28,271	2,693
Acquired goodwill	112,027
Other goodwill adjustments	1,405

Balance, December 31, 2004	$141,703	$2,693

Each segment was tested for impairment in accordance with SFAS No. 142 on December 31, 2004 and 2003. The fair value of each reporting unit was estimated using the present value of expected future cash flows. The impairment tests indicated that no impairment charge was required at either test date.

Core deposit intangibles have a weighted-average amortization period of 3.8 years and other customer intangibles have a weighted-average amortization period of 2.6 years. The weighted-average amortization period for all amortizing intangible assets is 3.6 years.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Intangible assets as of December 31, 2004 and 2003 are detailed in the following table (in thousands):

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$18,130	$(7,172)	$10,958
Other customer intangibles	803	(475)	328

Total amortizing intangible assets	$18,933	$(7,647)	$11,286

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$7,938	$(4,342)	$3,596
Other customer intangibles	1,453	(426)	1,027

Total amortizing intangible assets	$9,391	$(4,768)	$4,623

The Company recognized $3,034,000, $1,041,000 and $832,000 of other intangible amortization expense for the years ended December 31, 2004, 2003 and 2002, respectively. Based upon the recorded intangible assets as of December 31, 2004, aggregate amortization expense for the years ending December 31, 2005 through December 31, 2009 is estimated to be $3,096,000, $2,685,000, $2,210,000, $1,530,000 and $1,027,000, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

4.	Securities

The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities
U.S. treasury securities and obligations of U.S. government corporations and agencies	$24,207	$14	$218	$24,003
Obligations of states and political subdivisions	15,569	322	25	15,866
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	528,717	2,356	4,340	526,733

Totals	$568,493	$2,692	$4,583	$566,602

Securities available for sale
U.S. treasury securities and obligations of U.S. government corporations and agencies	$220,665	$103	$1,729	$219,039
Obligations of states and political subdivisions	45,282	1,262	206	46,338
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	336,551	1,424	2,328	335,647
Equity securities	30,890			30,890

Totals	$633,388	$2,789	$4,263	$631,914

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities
U.S. treasury securities and obligations of U.S. government corporations and agencies	$23,962	$248	$198	$24,012
Obligations of states and political subdivisions	1,553	50	—	1,603
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	245,520	1,970	1,569	245,921

Totals	$271,035	$2,268	$1,767	$271,536

Securities available for sale
U.S. treasury securities and obligations of U.S. government corporations and agencies	$318,886	$887	$1,870	$317,903
Obligations of states and political subdivisions	40,922	1,542	79	42,385
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	160,871	1,097	1,284	160,684
Equity securities	18,220	—	—	18,220

Totals	$538,899	$3,526	$3,233	$539,192

Equity securities are comprised solely of Federal Home Loan Bank of Atlanta and Federal Reserve Bank stock. These holdings are required under regulatory guidelines.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Maturities of securities at December 31, 2004 are summarized as follows (in thousands):

	Investment Securities		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$155	$155	$18,652	$18,661
Due after one year through five years	25,228	25,026	198,310	196,957
Due after five years through ten years	3,762	3,814	31,063	31,477
Due after ten years	10,631	10,874	17,922	18,282
Mortgage-backed securities	528,717	526,733	336,551	335,647
Equity securities			30,890	30,890

Totals	$568,493	$566,602	$633,388	$631,914

Gross gains of $0, $117,000 and $35,000 were realized on the sale of securities during 2004, 2003 and 2002, respectively, and gross losses of $0, $71,000, and $0 during 2004, 2003 and 2002, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$5,197	$30	$9,799	$188	$14,996	$218
Obligations of states and political subdivisions	1,256	25	—	—	1,256	25
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	209,325	2,622	67,509	1,718	276,834	4,340

Total debt securities	215,778	2,677	77,308	1,906	293,086	4,583
Equity securities	—	—	—	—	—	—

Total investment securities	$215,778	$2,677	$77,308	$1,906	$293,086	$4,583

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$34,119	$129	$133,029	$1,600	$167,148	$1,729
Obligations of states and political subdivisions	4,183	130	2,892	76	7,075	206
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	143,814	1,392	62,726	936	206,540	2,328

Total debt securities	182,116	1,651	198,647	2,612	380,763	4,263
Equity securities	—	—	—	—	—	—

Total securities available for sale	$182,116	$1,651	$198,647	$2,612	$380,763	$4,263

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

As of December 31, 2004, 129 debt securities have been in a loss position for more than twelve months and 178 debt securities have been in a loss position for less than twelve months. The losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not the credit worthiness of the issuers. Further, the Company has the current intent and ability to hold the securities to an expected recovery in market value. Therefore the Company has not recognized any other-than-temporary impairments.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

5.	Loans and Leases

Major classifications of loans and leases at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Commercial, financial, and agricultural	$282,212	$265,923
Real estate
Construction	776,594	530,024
Mortgage—residential	963,083	676,658
Mortgage—commercial	1,046,622	814,904
Mortgage—other	10,644	9,412
Consumer	88,653	74,137
Lease financing receivables	70,289	77,857
Securities brokerage margin loans	14,517	15,407
Other	246,739	198,036

Gross loans and receivables	3,499,353	2,662,358
Less unearned income	(3,652)	(2,918)

Loans and leases, net of unearned income	3,495,701	2,659,440
Less allowance for loan and lease losses	(46,584)	(36,562)

Net loans and leases	$3,449,117	$2,622,878

In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $65,252,000 and $64,035,000 at December 31, 2004 and 2003, respectively. During 2004 and 2003, new loans of $38,254,000 and $40,348,000 were funded and reductions totaled $50,015,000 and $39,563,000, respectively.

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $8,091,000 and $9,817,000 at December 31, 2004 and 2003, respectively. If these loans had been current throughout their terms, gross interest income for the years ended December 31, 2004 and 2003, respectively, would have increased by approximately $489,000 and $474,000.

At December 31, 2004 and 2003, the recorded net investment in loans for which impairment has been recognized totaled $8,091,000 and $9,817,000, respectively. Management of the Company believes that the value of these impaired loans on the Company’s books is less than the recoverable value of the loans. The Company did not recognize any material interest income on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 2004 and 2003 were measured for impairment primarily using the fair value of the collateral. The average investment in these loans for the years ended December 31, 2004 and 2003 amounted to $8,511,000 and $7,965,000, respectively.

All of the loans identified as being impaired have been specifically allocated a portion of the allowance for loan and lease losses. This specifically allocated portion of the allowance totaled $86,000 and $2,041,000 at December 31, 2004 and 2003, respectively.

The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia, and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

6.	Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Balance, beginning of year	$36,562	$32,704	$28,519
Loans charged off	(4,583)	(5,819)	(6,236)
Recoveries	2,746	2,751	2,465

Net charge-offs	(1,837)	(3,068)	(3,771)
Provision charged to operations	4,949	5,931	7,956
Additions to allowance through acquisition	6,910	995	—

Balance, end of year	$46,584	$36,562	$32,704

7.	Property, Equipment, and Leasehold Improvements

Major classifications of property, equipment, and leasehold improvements at December 31, 2004 and 2003 are summarized as follows (in thousands):

	Estimated Useful Lives	2004	2003
Land		$25,223	$21,641
Buildings and improvements	5—45 years	59,276	49,511
Leasehold improvements	10—30 years	8,168	7,602
Furniture, equipment, and vault	3—30 years	54,984	42,537
Construction in progress		7,998	1,475

		155,649	122,766
Less accumulated depreciation and amortization		(56,194)	(45,475)

Property, equipment, and leasehold improvements, net		$99,455	$77,291

8.	Deposits

Deposits at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Demand deposit accounts	$683,245	$404,755
NOW accounts	906,399	528,766
Savings and money market accounts	887,431	521,440
Time deposits less than $100,000	665,696	619,229
Time deposits of $100,000 or more	791,952	679,559

Total deposits	$3,934,723	$2,753,749

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

At December 31, 2004, the scheduled maturities of time deposits are as follows (in thousands):

2005	$998,555
2006	234,572
2007	78,024
2008	63,785
2009	75,973
Thereafter	6,739

Total	$1,457,648

Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 2004 and 2003 were approximately $52,407,000 and $40,600,000, respectively.

9.	Short and Long-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase are summarized as follows (in thousands):

	2004	2003
Federal funds purchased	$241,276	$233,003
Securities sold under agreements to repurchase	137,838	125,390

Total federal funds purchased and securities sold under agreements to repurchase	$379,114	$358,393

Short-term borrowings are summarized as follows (in thousands):

	2004	2003
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 2.17625% and 1.89125% at December 31, 2004 and 2003, respectively; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2005.	$500	$1,650
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 2.44% and 1.15% at December 31, 2004 and 2003, respectively.	15,000	24,500
FHLB borrowings due at various maturities ranging from November 10, 2005 through December 5, 2005 at December 31, 2004; at December 31, 2003, maturities ranged from February 2, 2004 to December 4, 2004; bearing interest at fixed rates ranging from 3.06% to 5.85% at December 31, 2004 and at December 31, 2003 included fixed interest rates ranging from 1.79% to 5.715%.	15,000	15,000

Total short-term borrowings	$30,500	$41,150

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Long-term borrowings are summarized as follows (in thousands):

	2004	2003
FHLB borrowings due at various maturities ranging from February 11, 2008 through October 23, 2012 at December 31, 2004; at December 31, 2003, maturities ranged from November 10, 2005 to October 23, 2012; bearing interest at fixed rates ranging from 1.89% to 6.00% at December 31, 2004 and bearing interest ranging from 1.09% to 6.00% at December 31, 2003; convertible to variable rate advances at the option of the FHLB at dates ranging from January 7, 2005 to November 7, 2007.	$263,078	$258,000
FHLB borrowings due at maturities ranging from May 12, 2006 through November 5, 2008; rates vary quarterly with LIBOR and ranged from 2.20% to 2.29625% at December 31, 2004.	49,000	—
FHLB borrowing due September 12, 2006; rate was fixed at 2.54% at December 31, 2004; at December 31, 2003 the rate varied quarterly with LIBOR and was 0.52%; September 12, 2004 the advance converted to a fixed rate of 2.54%; convertible to variable rate advance at the option of the FHLB on March 11, 2005.	28,000	28,000
Junior subordinated debentures payable to unconsolidated trust due at dates ranging from December 18, 2031 to September 26, 2033; rates vary quarterly with LIBOR and ranged from 5.61% to 6.11% at December 31, 2004, at December 31, 2003 rates ranged from 4.2125% to 4.77%.	53,610	46,393

Total long-term debt	$393,688	$332,393

Aggregate maturities of long-term debt are as follows for fiscal years (in thousands):

2005	$—
2006	47,000
2007	—
2008	83,000
2009	5,000
Thereafter	258,688

$393,688

The note payable to a third-party bank at December 31, 2004 is payable in full on May 31, 2005. Maximum borrowing under the secured master note agreement is $30,000,000 and interest is payable quarterly.

At December 31, 2004, the Company has approximately $1.1 billion of unused available credit with the FHLB in addition to the approximately $370,078,000 above, approximately $29,500,000 of unused available credit with a regional financial institution, and federal funds lines of approximately $199,800,000 with various correspondent banks, of which approximately $199,706,000 remains available.

The Company has also pledged approximately $55,898,000 in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility. At December 31, 2004, the Company had access to approximately $44,719,000 under this facility, with no outstanding borrowings.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The FHLB has a blanket lien on the Company’s 1-4 family mortgages, commercial real estate mortgages, home equity lines of credit, and certain multifamily mortgages. In addition to these liens, the Company has also pledged available-for-sale securities as collateral for the outstanding debt. These securities had a carrying value of $60,982,000 at December 31, 2004.

Additional details regarding short-term borrowings, federal funds purchased and repurchase agreements is shown below (in thousands):

	2004	2003	2002
Average amount outstanding during the year	$454,863	$397,370	$350,625
Maximum amount outstanding at any month end	$536,539	$451,153	$442,737
Weighted average interest rate:
During year	1.40%	1.18%	1.83%
End of year	2.17%	1.11%	1.37%

10.	Operating Leases

One of the Company’s subsidiary banks leases its main office building from a partnership, which is partially owned by certain directors and stockholders of the Company, under a noncancelable operating lease expiring in 2020. Rent expense under the terms of this related party lease was $1,380,000, $1,402,000 and $1,210,000, respectively, during 2004, 2003 and 2002. Additionally, several subsidiary banks lease branch offices and equipment under operating leases.

Minimum future rental payments for operating leases are as follows (in thousands):

Operating Leases
2005	$3,214
2006	2,846
2007	2,576
2008	2,506
2009	2,326
Thereafter	14,551

Total minimum payments	$28,019

Rent expense charged to operations under operating lease agreements for the years ended December 31, 2004, 2003, and 2002 was approximately $2,903,000, $2,276,000 and $2,091,000, respectively.

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

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

At December 31, 2004 and 2003, unused commitments under lines of credit aggregated approximately $1,112,654,000 and $704,204,000, of which approximately $19,853,000 and $15,216,000 pertained to related parties, respectively. The Company evaluates each customer’s credit worthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

The Company had approximately $32,602,000 and $28,187,000 in irrevocable standby letters of credit outstanding at December 31, 2004 and 2003, respectively, of which approximately $433,000 and $35,000 at December 31, 2004 and 2003, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on review and consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

After year end, the Company received preliminary tax assessments for certain state taxes from a taxing authority for subsidiaries holding investments outside of the state. Based upon a review of the assessment and the relevant tax laws and based on review and consultation with accountants and counsel, management does not anticipate that the ultimate liability, if any, resulting from such assessment will have a material adverse effect on the Company’s financial condition or results of operations.

12.	Employee Benefit Plans and Stock Based Compensation

The Company, through two of its subsidiary banks, sponsors two defined benefit pension plans. Each of these plans has been frozen with regard to future benefit accruals and participation by new employees.

The components of net pension expense (income) for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

	2004	2003	2002
Service cost	$—	$—	$—
Interest cost	367	367	372
Expected return on plan assets	(470)	(439)	(481)
Amortization of transition asset	—	(2)	(2)
Recognized net actuarial loss	33	69	21

Net periodic pension benefit	(70)	(5)	(90)

Settlement loss	53	25	62

Pension expense (income)	$(17)	$20	$(28)

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plans’ funded status for the years ended December 31, 2004 and 2003, is as follows (in thousands):

	2004	2003
Change in plan assets
Fair value of plan assets at January 1	$6,781	$6,282
Actual return on plan assets	698	895
Benefits paid	(211)	(182)
Settlements	(255)	(214)

Fair value of plan assets at December 31	$7,013	$6,781

Change in benefit obligation
Projected benefit obligation at January 1	$6,150	$6,252
Interest cost	367	367
Actuarial (gain) loss	279	(73)
Benefits paid	(211)	(182)
Settlements	(255)	(214)

Projected benefit obligation at December 31	$6,330	$6,150

Funded status
Plan assets in excess of projected benefit obligation	$683	$631
Unrecognized net gain	1,079	1,113

Accrued pension asset	$1,762	$1,744

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Assumptions

Primary assumptions used to actuarially determine benefit obligations and net pension expense are as follows:

	Benefit Obligation
	2004	2003	2002
Discount rate	5.75%	6.00%	6.00%
Salary increase rate	N/A	N/A	N/A

	Net Pension Expense (Income)
	2004	2003	2002
Discount rate	6.00%	6.00%	6.50%
Expected long-term return on plan assets	7.00%	7.00%	8.57%
Salary rate increase	N/A	N/A	N/A

The expected long-term return on plan assets assumption has been derived by applying the weighted-averaged target allocation to the expected return by asset category, shown in the table below. Overall, the expected return assumptions for each asset class utilized is generally based on expectation of future returns.

Plan Assets

The consolidated pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at December 31,		Target Allocation	Expected Return By Category
	2004	2003		2004
Asset Category
Equity securities	66.0%	58.8%	51.4%	9.0%
Debt securities	31.5%	39.8%	46.6%	5.0%
Cash equivalents	2.5%	1.4%	2.0%	2.0%

Total/weighted average expected return	100%	100%	100%	7.00%

The target asset allocation shown above represents the weighted-average target allocation of total plan assets. Each plan’s stated investment policy allows for a range of percentages within each asset class that generally is 10% above and below the target. At December 31, 2004, the plans are out of policy due to an increase in value of the equity securities and a decline in market value of debt securities. The plan trustee monitors the asset allocation and when the plans are out of policy takes measures to prudently reallocate the asset mix to bring the plans into compliance with the stated investment policies. The stated investment goals are to generate a return in excess of 7.0% (the current long-term return assumption), to meet or exceed the rate of return of similarly balanced market indexes and to provide an appropriate amount of liquidity to meet distribution requirements of current and future retirees. The risk management practices employed by the plans’ investment policies include diversification criteria, requirements that fixed income investments be of investment quality, an annual assessment of investment managers, analysis of fund performance against benchmarks and substantiation that investment results are consistent with stated objectives, goals and

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

guidelines. Finally, there are several categories of investments that are not eligible for investment without specific approval. These include: short sales, margin purchases, private placements, commodities, security loans, unregistered or restricted stock, warrants, real estate mortgages, real estate equity, options and futures.

Equity securities include Alabama National BanCorporation common stock in the amounts of $1.26 million (18% of total plan assets) and $1.02 million (15.1% of total plan assets) at December 31, 2004 and 2003, respectively.

The Company does not anticipate making a contribution to its pension plans during 2005.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid (in thousands):

2005	$145
2006	$169
2007	$170
2008	$186
2009	$205
Years 2010-2014	$1,651

The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15% of their salary to the plan on a pre-tax basis and the Company matches 100% of participants’ contributions up to the first 5.5% of each participant’s salary. The Company’s matching contribution charged to operations related to this plan was approximately $2,634,000, $2,224,000 and $1,778,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company and certain subsidiary banks have deferred compensation plans for the benefit of the Company’s former chief executive officer. Payments under the plans commenced March 15, 1997 and March 15, 2002, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. At December 31, 2004 and 2003, the cash surrender value of the policies was $2,766,000 and $2,741,000, respectively.

Additionally, the Company and several of its subsidiary banks own life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain presidents, employees and directors of such banks. The total cash surrender value of such policies at December 31, 2004 and 2003 was $16,516,000 and $13,366,000, respectively. The Company recorded expense of $304,000, $967,000 and $240,000 for the years ended December 31, 2004, 2003, and 2002, respectively, for these plans.

The Company sponsors a Performance Share Plan (the PSP) to offer long-term incentives in addition to current compensation to certain key executives. The PSP is governed by the Company’s Compensation Committee, which may prescribe different criteria for payment for different participants in the PSP. Such criteria may be expressed in terms of (i) the growth in net income per share during the award period, or (ii) average return on average equity in comparison with other banks and bank holding companies, or (iii) other reasonable bases. The vesting period for awards is generally four years. Under the plan 400,000 shares have been reserved for issuances.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

In accordance with the terms of the PSP, a base grant of 42,700, 17,310 and 17,325 shares (net of forfeitures) was made in each of the years ended December 31, 2004, 2003 and 2002, respectively. The market value per share was $52.31, $43.88 and $33.33 at each grant date for the years ended December 31, 2004, 2003 and 2002, respectively. During the years ended December 31, 2004, 2003, and 2002, 25,906, 20,274 and 22,859 shares, respectively, were awarded to participants. At December 31, 2004, outstanding awards of expected and maximum payouts were 145,035 and 159,233 shares, respectively. Expense recorded for the PSP was $1,235,000, $888,000 and $698,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2000, the Company adopted a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 2000 Subsidiary PSP) and made a base grant of 20,000 shares, with a market value per share of $19.22 to vest over a sixty-four month period. The actual number of shares to be distributed in fiscal 2005 will depend on the subsidiary bank’s performance as well as certain conditions to be met by the directors. At December 31, 2004, the expected and maximum payout was 25,000 shares. Expense recorded for the 2000 Subsidiary PSP was $90,000 for each of the years ended December 31, 2004, 2003 and 2002.

During 1999, the Company adopted the 1999 Long Term Incentive Plan (the LTI Plan) which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards to eligible employees of the Company. The total number of shares of common stock reserved and available for distribution under the LTI Plan is 300,000 shares. Any awards under the LTI Plan will be in addition to awards made under the PSP. During 2000, the Company granted 160,500 non-qualified stock options under the LTI Plan, which vest over a sixty-month period. Net of forfeitures and exercises, 134,034 stock options were outstanding at December 31, 2004. Expense recorded for the LTI Plan was $126,000, $143,000 and $143,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

In connection with the 2003 business combination of Millennium and the 2004 business combinations of Cypress and Indian River, the Company assumed certain stock options of the acquired banks.

A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002, and the changes during each of the three years then ended is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	285,565	$18.22	278,921	$18.53	326,820	$18.78
Forfeited	(5,777)	13.82			(5,313)	33.88
Assumed in business combinations	175,558	22.55	84,376	16.29
Exercised	(175,524)	19.04	(77,732)	17.25	(42,586)	18.52

Outstanding, December 31	279,822	$20.51	285,565	$18.22	278,921	$18.53

Options exercisable, December 31	231,322	$20.85	188,565	$17.88	133,421	$18.16

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
Exercise Price	Number Outstanding	Remaining Contractual Life	Options Exercisable
$9.39	1,982	August 2006	1,982
$13.00	6,733	November 2005	6,733
$14.92	1,408	September 2006	1,408
$15.10	18,545	November 2009	18,545
$15.56	17,996	March 2007	17,996
$15.60	8,404	September 2009	8,404
$16.61	132	March 2012	132
$17.42	1,408	September 2006	1,408
$17.78	7,711	December 2009	7,711
$18.12	10,597	September 2012	10,597
$18.88	134,034	December 2010	85,534
$18.95	1,408	September 2006	1,408
$20.76	11,644	December 2010	11,644
$23.39	386	January 2013	386
$24.60	14,000	February 2012	14,000
$26.78	1,408	September 2006	1,408
$27.05	10,349	April 2012	10,349
$30.02	1,408	September 2006	1,408
$34.79	27,917	January 2013	27,917
$35.08	2,352	August 2013	2,352

	279,822		231,322

During 2004, 2003 and 2002, the Company did not grant any stock options. Total compensation expense recorded for the stock option plans was $126,000, $143,000 and $143,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Additionally, the Company and four of its subsidiary banks maintain deferral of compensation plans for certain directors who are not employees of the Company. Under the plans, non-employee directors may choose to have all or part of the cash and/or stock equivalents they would normally receive as compensation deferred for future payment, at such time and in such manner as such directors specify at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company’s short-term borrowing rate. As of December 31, 2004 and 2003, there were no deferred cash payments under directors deferral of compensation plans. Dividends earned on stock equivalent portions are credited to the deferral of compensation account in the form of additional stock equivalents. At December 31, 2004 and 2003, the amount deferred under the terms of these plans totaled $2,465,000 and $2,002,000, respectively. For the years ending December 31, 2004, 2003 and 2002, approximately $333,000, $368,000 and $437,000, respectively, was expensed under these plans. One of the Company’s subsidiary banks has a deferred compensation plan whereby directors may elect to have all or a portion of their compensation deferred. Compensation eligible for deferral under the plan was $21,000, $23,000 and $13,000 in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, amounts payable under the plan totaled $174,000 and $152,000, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

13.	Income Taxes

The components of the provision for income taxes consist of the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Current
Federal	$25,005	$16,286	$13,051
State	2,322	1,396	721

Total current expense	27,327	17,682	13,772
Deferred
Federal	679	2,312	2,429
State	116	404	534

Total deferred expense	795	2,716	2,963

Total provision for income taxes	$28,122	$20,398	$16,735

Temporary differences and carryforwards which give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets
Allowance for loan and lease losses	$17,712	$14,605
Net operating loss	1,571	1,877
Deferred compensation	3,848	3,444
Net unrealized losses on securities	495	—
Other	2,159	1,530

Total deferred tax assets	25,785	21,456
Deferred tax liabilities:
Depreciation	4,837	3,323
Leasing	15,741	15,614
Net unrealized gains on securities	—	111
Intangibles and purchase accounting adjustments	1,772	2,007
Other	686	588

Total deferred tax liabilities	23,036	21,643

Net deferred tax (liabilities) assets	$2,749	$(187)

The Company did not establish a valuation allowance related to the net deferred tax asset recorded at December 31, 2004 and 2003 due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate of 35% to pretax earnings as illustrated below for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Provision for income taxes at statutory federal income tax rate	$28,968	$21,506	$18,353
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	1,585	1,170	813
Tax exempt income	(1,951)	(1,669)	(1,746)
Income tax credits	(861)	(861)	(861)
Other, net	381	252	176

Total provision for income taxes	$28,122	$20,398	$16,735

For federal income tax purposes, one of the Company’s subsidiaries has a net operating loss carryforward totaling $4,522,000 and $5,438,000 at December 31, 2004 and 2003, respectively, which will expire beginning in 2018. For state income tax purposes, two of the Company’s subsidiaries have net operating loss carryforwards and tax credits totaling $151,000 and $329,000 at December 31, 2004 and 2003, respectively.

14.	Noninterest Expense

The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the principal components of noninterest expense (in thousands):

	2004	2003	2002
Salaries and employee benefits	$74,983	$64,826	$57,687
Commission based compensation	17,500	22,182	16,498
Occupancy and equipment expense, net	15,488	12,886	11,603
Amortization of identifiable intangibles	3,034	1,041	832
Travel and entertainment	1,915	1,648	1,412
Advertising	2,436	1,969	1,994
Banking assessments	1,241	943	785
Data processing expenses	2,615	1,759	1,596
Legal and professional fees	5,235	3,701	3,602
Noncredit losses	940	908	355
Postage and courier services	2,893	2,333	2,140
Supplies and printing	2,813	2,527	2,329
Telephone	2,183	1,754	1,435
Penalty on long-term debt repayment	—	822	—
Other	15,017	12,565	11,309

Total noninterest expense	$148,293	$131,864	$113,577

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

15.	Earnings Per Share

The following table reflects the reconciliation of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

	Year Ended December 31
	2004	2003	2002
Basic Earnings Per Share
Net income available to common shareholders	$54,644	$41,046	$35,702
Weighted average basic common shares outstanding	15,848	12,748	12,361

Basic Earnings Per Share	$3.45	$3.22	$2.89

Diluted Earnings Per Share
Net income available to common shareholders	$54,644	$41,046	$35,702
Weighted average common shares outstanding	15,848	12,748	12,361
Effect of dilutive securities	252	209	322

Weighted average diluted common shares outstanding	16,100	12,957	12,683

Diluted Earnings Per Share	$3.39	$3.17	$2.81

16.	Fair Value of Financial Instruments

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

December 31, 2004, 2003 and 2002

Long-Term Debt

The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

The estimated fair values of financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$155,027	$155,027	$123,086	$123,086
Interest-bearing deposits in other banks	$21,274	$21,274	$10,019	$10,019
Federal funds sold and securities purchased under agreements to resell	$100,970	$100,970	$16,534	$16,534
Investment securities and securities available for sale	$1,200,407	$1,198,516	$810,227	$810,728
Trading securities	$590	$590	$109	$109
Loans	$3,518,014	$3,545,667	$2,675,855	$2,718,756
Financial liabilities
Deposits	$3,934,724	$3,940,522	$2,753,749	$2,763,347
Federal funds purchased; securities sold under agreements to resell; and treasury, tax, and loan account	$381,331	$381,331	$359,824	$359,824
Short-term borrowings	$30,500	$30,250	$41,150	$41,150
Long-term debt	$393,688	$387,295	$332,427	$344,543

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

17.	Parent Company

The condensed financial information of the parent company only as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 is presented as follows (in thousands):

	2004	2003
Balance Sheets
Assets
Cash*	$6,964	$5,020
Securities available for sale	89	79
Investments in subsidiaries*	469,685	310,734
Goodwill	98,712	5,240
Other intangible assets	354	416
Other assets	15,026	11,995

Total assets	$590,830	$333,484

Liabilities and stockholders’ equity
Accounts payable	$7,066	$5,989
Accrued interest payable	111	34
Short-term borrowings	500	1,650
Long-term debt	53,610	46,393

Total liabilities	61,287	54,066
Stockholders’ equity
Common stock	16,999	12,839
Additional paid-in capital	340,161	126,370
Retained earnings	173,345	140,028
Accumulated other comprehensive income, net of taxes	(962)	181

Total stockholders’ equity	529,543	279,418

Total liabilities and stockholders’ equity	$590,830	$333,484

* Eliminated in consolidation

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

	2004	2003	2002
Statements of Income
Income
Dividends from subsidiaries*	$19,430	$15,159	$16,803
Other	83	4	1

Total income	19,513	15,163	16,804

Expenses
Interest expense	2,774	1,817	1,449
Other expenses	6,732	5,633	6,179

Total expenses	9,506	7,450	7,628

Income before equity in undistributed earnings of subsidiaries and taxes	10,007	7,713	9,176
Equity in undistributed earnings of subsidiaries*	41,254	30,625	23,742

Income before income taxes	51,261	38,338	32,918
Income tax benefit	(3,383)	(2,708)	(2,784)

Net income	$54,644	$41,046	$35,702

* Eliminated in consolidation

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

	2004	2003	2002
Statements of Cash Flows
Cash flows from operating activities:
Net income	$54,644	$41,046	$35,702
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expense	448	428	494
Equity in undistributed earnings of subsidiaries	(41,254)	(30,625)	(23,742)
Deferred tax benefit	(210)	(246)	(88)
Stock based compensation	1,784	1,488	1,453
Increase (decrease) in other assets and liabilities	213	(353)	(438)

Net cash provided by operating activities	15,625	11,738	13,381

Cash flows from investing activities
Additional investment in subsidiaries	(40,800)	(1,850)	(3,000)
Decrease in loans	—	—	563
Net cash paid in business combinations	(1,219)	(4,595)	—
Purchases of fixed assets	(2,388)	(192)	(2,355)
Other	—	2	—

Net cash used in investing activities	(44,407)	(6,635)	(4,792)

Cash flows from financing activities:
Dividends declared on common stock	(20,235)	(14,369)	(12,362)
Net (decrease) increase in borrowings	(1,150)	2,550	12,216
Purchase of treasury stock	—	(900)	—
Net proceeds from underwritten public offering, net	49,673	—	—
Other	2,438	695	(144)

Net cash used in financing activities	30,726	(12,024)	(290)

Net increase (decrease) in cash	1,944	(6,921)	8,299
Cash, beginning of year	5,020	11,941	3,642

Cash, end of year	$6,964	$5,020	$11,941

18.	Regulatory

The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 2004, the required reserves totaled $54,161,000.

At December 31, 2004 and 2003, securities with carrying values of $461,717,000 and $352,380,000, respectively, were pledged to secure U.S. government deposits and other public funds for purposes as required or permitted by law.

The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company’s judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 2004, $89,847,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

Quantitative measures established by regulation to ensure capital adequacy require the Company maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Company’s subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

At December 31, 2004, the regulatory capital ratios of the Company’s subsidiary banks exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, the Company’s subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The actual capital amounts and ratios of the Company, National Bank of Commerce, First American Bank, and Indian River National Bank (the Company’s three most significant subsidiaries) at December 31, 2004 and the Company, National Bank of Commerce and First American Bank (the Company’s two most significant subsidiaries) at December 31, 2003 are presented in the table below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$473,781	12.74%	$297,484	8.00%
National Bank of Commerce	$129,041	12.01%	$85,956	8.00%	$107,445	10.00%
First American Bank	$93,361	12.09%	$61,777	8.00%	$77,222	10.00%
Indian River National Bank	$55,123	13.87%	$31,794	8.00%	$39,743	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$427,298	11.49%	$148,755	4.00%
National Bank of Commerce	$116,899	10.88%	$42,978	4.00%	$64,466	6.00%
First American Bank	$83,700	10.84%	$30,886	4.00%	$46,328	6.00%
Indian River National Bank	$50,371	12.68%	$15,890	4.00%	$23,835	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$427,298	8.44%	$202,511	4.00%
National Bank of Commerce	$116,899	8.16%	$57,303	4.00%	$71,629	5.00%
First American Bank	$83,700	8.72%	$38,394	4.00%	$47,993	5.00%
Indian River National Bank	$50,371	7.67%	$26,269	4.00%	$32,836	5.00%

As of December 31, 2003:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$323,718	11.73%	$220,780	8.00%
National Bank of Commerce	$107,789	11.24%	$76,718	8.00%	$95,898	10.00%
First American Bank	$76,155	11.14%	$54,689	8.00%	$68,362	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$289,181	10.47%	$110,480	4.00%
National Bank of Commerce	$96,129	10.02%	$38,375	4.00%	$57,562	6.00%
First American Bank	$67,602	9.89%	$27,342	4.00%	$41,012	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$289,181	7.73%	$149,641	4.00%
National Bank of Commerce	$96,129	7.43%	$51,752	4.00%	$64,690	5.00%
First American Bank	$67,602	7.94%	$34,056	4.00%	$42,571	5.00%

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

19.	Segment Reporting

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

December 31, 2004, 2003 and 2002

The Company’s reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated totals (in thousands):

	Investment Services Division	Securities Brokerage and Trust Division	Mortgage Lending Division(2)	Insurance Division(3)	Retail and Commercial Banking	Corporate Overhead(1)	Elimination Entries	Total
Year ended December 31, 2004:
Interest income	$—	$1,109	$1,053	$2	$227,243	$(115)	$(106)	$229,186
Interest expense	—	105	294	1	62,981	2,659	(106)	65,934

Net interest income	—	1,004	759	1	164,262	(2,774)	—	163,252
Provision for loan losses					4,949			4,949
Noninterest income	11,652	16,863	12,398	3,711	28,078	83	—	72,785
Noninterest expense	8,998	15,907	8,858	3,641	104,157	6,732	—	148,293

Net income before provision for income taxes and minority interest	$2,654	$1,960	$4,299	$71	$83,234	$(9,423)	$—	$82,795

Total assets	$2,986	$28,786	$22,783	$3,633	$5,246,124	$11,557	$—	$5,315,869

Year ended December 31, 2003:
Interest income	$—	$978	$2,462	$—	$175,426	$(115)	$(120)	$178,631
Interest expense	—	118	825	3	55,140	1,702	(120)	57,668

Net interest income	—	860	1,637	(3)	120,286	(1,817)	—	120,963
Provision for loan losses					5,931			5,931
Noninterest income	18,710	15,867	17,061	3,477	23,185	4	—	78,304
Noninterest expense	12,645	14,983	10,104	3,295	85,264	5,573	—	131,864

Net income before provision for income taxes and minority interest	$6,065	$1,744	$8,594	$179	$52,276	$(7,386)	$—	$61,472

Total assets	$13,235	$32,013	$16,833	$4,998	$3,747,137	$5,896	$—	$3,820,112

Year ended December 31, 2002:
Interest income	$—	$1,132	$1,631	$—	$175,612	$(90)	$(138)	$178,147
Interest expense	—	133	641	4	63,314	1,359	(138)	65,313

Net interest income	—	999	990	(4)	112,298	(1,449)	—	112,834
Provision for loan losses					7,956			7,956
Noninterest income	13,576	13,590	11,334	2,837	19,826	1	—	61,164
Noninterest expense	9,828	13,036	7,204	2,866	74,464	6,179	—	113,577

Net income before provision for income taxes and minority interest	$3,748	$1,553	$5,120	$(33)	$49,704	$(7,627)	$—	$52,465

Total assets	$30,762	$25,678	$52,492	$4,864	$3,196,311	$6,061	$—	$3,316,168

(1)	Corporate overhead is comprised primarily of compensation and benefits for certain members of management, merger related costs, interest on parent company debt, amortization of intangibles and other expenses.
(2)	Mortgage lending includes allocated intercompany income totaling $832,000, $772,000 and $474,000 at December 31, 2004, 2003, and 2002, respectively.
(3)	Noninterest income for the year ended December 31, 2004, includes $107,000 of revenue other than insurance commissions.

Alabama National BanCorporation and Subsidiaries

Notes to Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

20.	Related Party Transactions

In addition to the previously disclosed related party transactions (Notes 5, 8, 10 and 11), the Company received trust fees from related parties of approximately $457,000 in 2004, $429,000 in 2003, and $444,000 in 2002.

21.	Treasury Stock Repurchase Plan

During the years ended December 31, 2004, 2003 and 2002, the Company repurchased a total of 0, 20,000 and 0 shares, respectively, under stock repurchase plans authorized by the Board of Directors of the Company.

On December 15, 2004, the Company announced the renewal of its share repurchase authorization that was to expire on December 31, 2004. The Board of Directors of the Company authorized the repurchase of up to 300,000 shares of its common stock.