Form 10-Q
period 2005-03-31
ALABAMA NATIONAL BANCORPORATION
filed 2005-05-09
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

The registrant has 17,017,754 shares of common stock, par value $1.00 per share, outstanding at May 9, 2005.

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Alabama National BanCorporation (“Alabama National”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2004. With respect to the adequacy of the allowance for loan and lease losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$163,417	$155,027
Interest-bearing deposits in other banks	20,141	21,274
Federal funds sold and securities purchased under resell agreements	84,734	100,970
Trading securities, at fair value	—	590
Investment securities (fair values of $560,925 and $566,602)	573,790	568,493
Securities available for sale, at fair value	621,632	631,914
Loans held for sale	30,359	22,313
Loans and leases	3,643,043	3,499,353
Unearned income	(3,426)	(3,652)

Loans and leases, net of unearned income	3,639,617	3,495,701
Allowance for loan and lease losses	(47,826)	(46,584)

Net loans and leases	3,591,791	3,449,117
Property, equipment and leasehold improvements, net	102,247	99,455
Goodwill	144,639	144,396
Other intangible assets, net	10,460	11,286
Cash surrender value of life insurance	72,206	71,535
Receivable from investment division customers	8,390	2,223
Other assets	47,564	37,276

Total assets	$5,471,370	$5,315,869

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$726,988	$683,245
Interest bearing	3,348,548	3,251,478

Total deposits	4,075,536	3,934,723
Federal funds purchased and securities sold under repurchase agreements	420,728	379,114
Treasury, tax and loan accounts	—	2,217
Accrued expenses and other liabilities	55,791	43,861
Payable for securities purchased for investment division customers	8,380	2,223
Short-term borrowings	47,500	30,500
Long-term debt	330,600	393,688

Total liabilities	$4,938,535	$4,786,326

Commitments and contingencies (Note B)

Common stock, $1 par; 27,500,000 shares authorized at both March 31, 2005 and December 31, 2004; 17,012,920 and 16,998,918 shares outstanding at March 31, 2005 and December 31, 2004, respectively	17,013	16,999
Additional paid-in capital	340,947	340,161
Retained earnings	182,960	173,345
Accumulated other comprehensive (loss) income, net of tax	(8,085)	(962)

Total stockholders’ equity	532,835	529,543

Total liabilities and stockholders’ equity	$5,471,370	$5,315,869

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans and leases	$55,166	$40,213
Interest on securities	12,102	8,755
Interest on deposits in other banks	48	11
Interest on trading securities	4	18
Interest on federal funds sold and securities purchased under resell agreements	524	133

Total interest income	67,844	49,130

Interest expense:
Interest on deposits	$14,858	$10,216
Interest on federal funds purchased and securities sold under repurchase agreements	2,368	997
Interest on short-term borrowings	406	294
Interest on long-term debt	3,307	2,953

Total interest expense	20,939	14,460

Net interest income	46,905	34,670
Provision for loan and lease losses	1,544	1,228

Net interest income after provision for loan and lease losses	45,361	33,442

Noninterest income:
Service charges on deposit accounts	$3,930	$3,811
Investment services income	1,145	3,907
Securities brokerage and trust income	4,521	4,099
Gain on sale of mortgages	2,670	2,542
Insurance commissions	795	958
Bank owned life insurance	654	727
Securities gains	72	—
Gain (loss) on disposition of assets	428	(20)
Other	2,568	1,616

Total noninterest income	16,783	17,640

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
Noninterest expense:
Salaries and employee benefits	$20,453	$17,679
Commission based compensation	3,494	4,765
Occupancy and equipment expenses	4,139	3,498
Amortization of intangibles	825	482
Other	9,750	7,747

Total noninterest expense	38,661	34,171

Income before provision for income taxes	23,483	16,911
Provision for income taxes	8,003	5,604

Net income	$15,480	$11,307

Weighted average common shares outstanding:
Basic	17,151	13,927

Diluted	17,384	14,171

Earnings per common share:
Basic	$0.90	$0.81

Diluted	$0.89	$0.80

Cash dividends per common share	$0.3375	$0.3125

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
Net income	$15,480	$11,307
Other comprehensive income:
Unrealized (losses) gains on securities available for sale arising during the period	(11,018)	7,620
Less: Reclassification adjustment for net gains included in net income	72	—

Other comprehensive (loss) income, before tax	(11,090)	7,620
Provision for (benefit of) income taxes related to items of other comprehensive income (loss)	(3,967)	2,714

Other comprehensive income (loss)	(7,123)	4,906

Comprehensive income	$8,357	$16,213

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
Net cash flows provided by operating activities	$16,752	$3,770

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	21,620	27,930
Purchases of investment securities	(26,911)	(148,766)
Purchases of securities available for sale	(66,175)	(272,179)
Proceeds from sale of securities available for sale	4,752	2,357
Proceeds from calls and maturities of securities available for sale	60,494	335,108
Net decrease (increase) in interest bearing deposits in other banks	1,133	(22,825)
Net decrease (increase) in federal funds sold and securities purchased under resell agreements	16,236	(22,742)
Net increase in loans and leases	(145,105)	(115,108)
Purchase acquisitions, net of cash acquired	(325)	28,866
Purchases of property, equipment and leasehold improvements	(4,486)	(4,270)
Cash paid for bank owned life insurance	(27)
Proceeds from sale of other real estate owned and fixed assets	1,830	136

Net cash used in investing activities	$(136,964)	$(191,493)

Cash flows from financing activities:
Net increase in deposits	$140,813	$158,448
Net increase in federal funds purchased and securities sold under agreements to repurchase	41,614	33,563
Net increase in short-term borrowings	14,783	25,500
Repayments of long-term debt	(63,000)	—
Proceeds from long-term debt	—	5,000
Dividends on common stock	(5,742)	(4,800)
Other	134	770

Net cash provided by financing activities	128,602	218,481

Increase in cash and cash equivalents	8,390	30,758
Cash and cash equivalents, beginning of period	155,027	123,086

Cash and cash equivalents, end of period	$163,417	$153,844

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$887	$465

Adjustment to market value of securities available for sale, net of deferred income taxes	$(7,123)	$4,906

Assets acquired in business combinations	$—	$781,225

Liabilities assumed in business combinations	$—	$641,764

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2004.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of condition. As of March 31, 2005, the total unfunded commitments which are not reflected in the consolidated statements of condition totaled $1.3 billion. A majority of these commitments will expire in less than one year.

Alabama National, in the normal course of business, is subject to various pending and threatened litigation. Although it is not possible to determine with certainty Alabama National’s potential exposure from pending and threatened litigation, based on current knowledge and consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on Alabama National’s financial condition or results of operations.

Alabama National has received preliminary tax assessments for certain state taxes from a taxing authority for subsidiaries holding investments outside of the state. Based upon review of the assessment and the relevant tax laws and based on review and consultation with accountants and counsel, management does not anticipate that the ultimate liability, if any, resulting from such assessment will have a material adverse effect on Alabama National’s financial condition or results of operations.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3’s application includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on Alabama National’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance in Issue 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of Issue 03-1. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS 115 and SFAS 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required by this EITF Issue. See Note H for Alabama National’s disclosures under Issue 03-1. The changes required by this EITF Issue are not expected to have a material impact on Alabama National’s financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC) amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Alabama National currently uses a fair value-based method of accounting for compensation costs and has fully adopted and implemented the expense recognition provisions of SFAS 123. Accordingly, Alabama National does not expect the changes required by SFAS 123(R) to have a material impact on Alabama National’s financial condition or results of operations.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 2005 and 2004 (in thousands except per share data).

	For the Three Months Ended March 31,
	2005	2004
Basic Earnings Per Share:
Net income available to common shareholders	$15,480	$11,307
Weighted average basic common shares outstanding	17,151	13,927

Basic Earnings Per Share	$0.90	$0.81

Diluted Earnings Per Share:
Net income available to common shareholders	$15,480	$11,307
Weighted average common shares outstanding	17,151	13,927
Effect of dilutive securities	233	244

Weighted average diluted common shares outstanding	17,384	14,171

Diluted Earnings Per Share	$0.89	$0.80

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three Months Ended March 31, 2005:
Interest income	$—	$344	$275	$—	$67,292	$(29)	$(38)	$67,844
Interest expense		38	77		20,056	806	(38)	20,939

Net interest income		306	198		47,236	(835)		46,905
Provision for loan and lease losses					1,544			1,544
Noninterest income	1,145	4,521	2,810	799	7,476	32		16,783
Noninterest expense	1,138	4,277	2,189	829	27,881	2,347		38,661

Net income before tax	$7	$550	$819	$(30)	$25,287	$(3,150)	$—	$23,483

Total assets	$8,559	$30,262	$30,875	$3,613	$5,386,172	$11,889	$—	$5,471,370

Three Months Ended March 31, 2004:
Interest income	$—	$268	$202	$—	$48,719	$(29)	$(30)	$49,130
Interest expense		30	56		13,840	564	(30)	14,460

Net interest income		238	146		34,879	(593)		34,670
Provision for loan and lease losses					1,228			1,228
Noninterest income	3,907	4,099	2,654	958	6,006	16		17,640
Noninterest expense	2,403	3,868	1,807	923	23,777	1,393		34,171

Net income before tax	$1,504	$469	$993	$35	$15,880	$(1,970)	$—	$16,911

Total assets	$127,782	$35,534	$28,732	$4,480	$4,740,772	$9,747	$—	$4,947,047

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

At March 31, 2005, the carrying value of goodwill totaled $144.6 million. The amounts attributable to the Retail and Commercial Banking segment and Insurance Services Division are $141.9 million and $2.7 million, respectively.

NOTE F – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Insurance Services Division for the three months ended March 31, 2005 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, December 31, 2004	$141,703	$2,693
Acquired goodwill	216	—
Other goodwill adjustments	27	—

Balance, March 31, 2005	$141,946	$2,693

During the first quarter of 2005 Alabama National purchased the minority interest in one of its bank subsidiaries. The total purchase price was $325,000. This transaction resulted in the recognition of $216,000 of additional goodwill. Other goodwill adjustments relates to the refinement of the fair values assigned to the assets and liabilities of a previous acquisition.

Intangible assets as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$18,130	$(7,965)	$10,165
Other customer intangibles	803	(508)	295

Total amortizing intangible assets	$18,933	$(8,473)	$10,460

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$18,130	$(7,172)	$10,958
Other customer intangibles	803	(475)	328

Total amortizing intangible assets	$18,933	$(7,647)	$11,286

During the three months ended March 31, 2005 and 2004, Alabama National recognized $825,000 and $482,000 of other intangible amortization expense, respectively. Based upon recorded intangible assets as of March 31, 2005, aggregate amortization expense for each of the next five years is estimated to be $2.9 million, $2.6 million, $2.0 million, $1.4 million and $1.0 million, respectively.

NOTE G – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	March 31, 2005	March 31, 2004
	(Amounts in thousands)
Service cost	$—	$—
Interest cost	91	92
Expected return on plan assets	(122)	(118)
Amortization of prior service cost	—	—
Amortization of transition asset	—	—
Amortization of net loss	8	8

Net periodic benefit cost	$(23)	$(18)

As of March 31, 2005, Alabama National has not made any 2005 contributions to the defined benefit pension plan because the plan is fully funded and Alabama National does not anticipate making any contributions in the year ended December 31, 2005. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE H – SECURITIES

Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$212,221	$5,459	$6,302	$210	$218,523	$5,669
Obligations of states and political subdivisions	11,354	353	1,120	14	12,474	367
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	282,895	7,642	11,806	191	294,701	7,833

Total debt securities	506,470	13,454	19,228	415	525,698	13,869
Equity securities	—	—	—	—	—	—

Total investment securities	$506,470	$13,454	$19,228	$415	$525,698	$13,869

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$24,683	$665	$—	$—	$24,683	$665
Obligations of states and political subdivisions	2,867	54	681	42	3,548	96
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	426,102	11,839	30,208	727	456,310	12,566

Total debt securities	453,652	12,558	30,889	769	484,541	13,327
Equity securities	372	30	—	—	372	30

Total securities available for sale	$454,024	$12,588	$30,889	$769	$484,913	$13,357

Management evaluates securities for other-than-temporary impairment no less than quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Alabama National to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value.

As of March 31, 2005, 37 debt securities have been in a loss position for more than twelve months and 463 debt securities have been in a loss position for less than twelve months. The losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not the credit worthiness of the issuers. Further, Alabama National has the current intent and ability to hold the securities to an expected recovery in market value. Therefore Alabama National has not recognized any other-than-temporary impairments.

NOTE I – TREASURY STOCK REPURCHASE PLAN

On December 15, 2004, the Board of Directors of Alabama National renewed its share repurchase program that was to expire on December 31, 2004. The renewed plan authorizes Alabama National to repurchase up to 300,000 shares of its common stock and will expire on December 31, 2005. There were no shares repurchased during the three months ended March 31, 2005.

NOTE J – SUBSIDIARY MERGERS

On February 18, 2005, Alabama National merged two wholly owned subsidiaries, National Bank of Commerce and First American Bank. The combined bank now operates under the name First American Bank, headquartered in Birmingham, Alabama. At March 31, 2005, the merged bank had $2.4 billion in assets with locations throughout central and north Alabama.

On March 18, 2005, Alabama National merged Citizens & Peoples Bank, N.A. and First Gulf Bank, both of which are also subsidiaries of Alabama National. The merged bank, with total assets of $538.4 million as of March 31, 2005, is headquartered in Pensacola, Florida and operates under the First Gulf Bank, N.A. name.

Since each of these mergers involved entities under common control, each of these mergers was accounted for at historical costs.

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

Alabama National acquired Cypress Bankshares, Inc. on February 20, 2004, Indian River Banking Company on February 27, 2004 and Coquina Bank on July 9, 2004, using the purchase method of accounting in each transaction. Accordingly, the results of operations of Alabama National for the three months ended March 31, 2004 include the results of Cypress Bank and Indian River National Bank for the period since the acquisition date. The results of operations of Coquina Bank are not included in the three month period ended March 31, 2004.

This information should be read in conjunction with Alabama National’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

Alabama National’s accounting policies are critical to understanding the results of operations and financial position as reported in the consolidated financial statements. Significant accounting policies utilized by Alabama National are discussed in detail in the notes to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2004.

Performance Overview

Alabama National’s net income for the three month period ended March 31, 2005 (the “2005 three months”) was $15.5 million, compared to $11.3 million for the three months ended March 31, 2004 (the “2004 three months”). Net income per diluted common share for the 2005 three months and the 2004 three months was $0.89 and $0.80, respectively.

The annualized return on average assets for Alabama National was 1.17% and 1.08% for the 2005 three months and the 2004 three months, respectively. The annualized return on average stockholders’ equity was 11.73% and 13.10% for the 2005 three months and the 2004 three months, respectively. Each of the ratios has been negatively impacted by the 2004 acquisitions due to the amount of goodwill and other intangible assets recorded, and the return on average equity has also been reduced by the additional capital that was raised through an underwritten public offering during the third quarter of 2004. Book value per share at March 31, 2005 was $31.32, an increase of $0.17 from year-end 2004. Alabama National declared cash dividends of $0.3375 per share on common shares during the 2005 three months, compared to $0.3125 per share on common shares during the 2004 three months.

Net Income

Contributing to the increased net income for the 2005 three months was a $12.2 million increase in net interest income. Net interest income for the 2005 three months totaled $46.9 million, a 35.3% increase over the $34.7 million recorded in the 2004 three months. The increased net interest income was offset by a decrease in total noninterest income during the 2005 three months compared to the 2004 three months of $0.9 million, or 4.9%. The income from Investment Services experienced a decrease of $2.8 million, or 70.7%, to $1.1 million during the 2005 three months. Securities Brokerage and Trust Income and gain on sale of mortgage loans each had slight increases during the 2005 three months as compared with the 2004 three months.

Net income for the 2005 three months was also higher due to the 2004 acquisitions. The first quarter of 2004 included only one month of activity of Indian River National Bank and Cypress Bank. Coquina Bank was not included in the 2004 first quarter because it was acquired in July 2004. For the 2005 three months, these acquisitions increased net income, net interest income and noninterest income by approximately $2.2 million, $6.8 million and $0.9 million, respectively, as compared to the 2004 three months.

Average earning assets for the 2005 three months increased by approximately $1.03 billion, as compared to the 2004 three months, as average interest-bearing liabilities increased $746.4 million. The average taxable equivalent rate earned on earning assets was 5.68% for the 2005 three months, compared to 5.17% for the 2004 three months. The average rate paid on interest-bearing liabilities was 2.07% for the 2005 three months, compared to 1.73% for the 2004 three months. The net interest margin for the 2005 three months was 3.90%, compared to 3.62% for the 2004 three months. The net interest margin recorded in the 2005 three months increased 9 basis points compared to the 2004 fourth quarter’s net interest margin of 3.81%. The net interest margin has benefited from the Federal Reserve Bank’s five rate increases in the latter half of 2004 and two separate 25 basis point increases in the first quarter of 2005. Alabama National’s variable rate loans have repriced at the higher rates but deposit costs have not risen as quickly.

The following table depicts, on a taxable equivalent basis for the 2005 and 2004 three months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSE AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended March 31,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$3,593,014	$55,297	6.24%	$2,869,524	$40,309	5.65%
Securities:
Taxable	1,122,456	11,541	4.17	877,729	8,297	3.80
Tax exempt (2)	55,234	850	6.24	42,676	694	6.54
Cash balances in other banks	14,369	48	1.35	5,478	11	0.81
Funds sold	87,935	524	2.42	50,783	133	1.05
Trading account securities	311	4	5.22	1,805	18	4.01

Total earning assets (2)	4,873,319	68,264	5.68	3,847,995	49,462	5.17

Cash and due from banks	82,775			69,186
Premises and equipment	100,578			79,857
Other assets	356,351			236,017
Allowance for loan and lease losses	(47,317)			(39,156)

Total assets	$5,365,706			$4,193,899

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$875,630	$2,544	1.18%	$605,349	$1,109	0.74%
Savings deposits	891,190	2,638	1.20	592,100	1,235	0.84
Time deposits	1,498,534	9,676	2.62	1,353,355	7,872	2.34
Funds purchased	425,560	2,368	2.26	385,256	997	1.04
Other short-term borrowings	46,127	406	3.57	72,410	294	1.63
Long-term debt	369,259	3,307	3.63	351,392	2,953	3.38

Total interest-bearing liabilities	4,106,300	20,939	2.07	3,359,862	14,460	1.73

Demand deposits	674,369			448,744
Accrued interest and other liabilities	49,701			38,118
Stockholders’ equity	535,336			347,175

Total liabilities and stockholders’ equity	$5,365,706			$4,193,899

Net interest spread			3.61%			3.44%

Net interest income/margin on a taxable equivalent basis		47,325	3.94%		35,002	3.66%

Tax equivalent adjustment (2)		420			332

Net interest income/margin		$46,905	3.90%		$34,670	3.62%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2.3 million and $1.7 million are included in interest and fees on loans for the three months ended March 31, 2005 and 2004, respectively.

Alabama National’s net interest income increased during the 2005 three months to $46.9 million, an increase of $12.2 million over the 2004 three months. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2005 three months compared to the 2004 three months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended March 31,
	2005 Compared to 2004 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$10,598	$4,390	$14,988
Securities:
Taxable	2,404	840	3,244
Tax exempt	356	(200)	156
Cash balances in other banks	26	11	37
Funds sold	140	251	391
Trading account securities	(42)	28	(14)

Total interest income	13,482	5,320	18,802

Interest-bearing liabilities:
Interest-bearing transaction accounts	615	820	1,435
Savings and money market deposits	759	644	1,403
Time deposits	853	951	1,804
Funds purchased	112	1,259	1,371
Other short-term borrowings	(630)	742	112
Long-term debt	144	210	354

Total interest expense	1,853	4,626	6,479

Net interest income on a taxable equivalent basis	$11,629	$694	12,323

Taxable equivalent adjustment			(88)

Net interest income			$12,235

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $1.5 million for the 2005 three months, compared to $1.2 million recorded in the 2004 three months. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income, was 1.31% at March 31, 2005, compared to 1.33% at December 31, 2004.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2005 three months was $16.8 million, compared to $17.6 million for the 2004 three months, a decrease of 4.9%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, fees relating to the sale of mortgage loans and income earned on bank owned life insurance. Service charges on deposits were $3.9 million in the 2005 three months, compared to $3.8 million in the 2004 three months, an increase of 3.1%. Revenue from the investment division totaled $1.1 million in the 2005 three months, a decrease of $2.8 million, or 70.7%, as compared to $3.9 million recorded in the 2004 three months. The decrease during the 2005 three months is primarily due to the departure of a group of salespeople in this division during the 2004 fourth quarter. The revenue from the investment division is also affected by the interest rate environment and generally decreases in a rising interest rate environment. The securities brokerage and trust division recorded revenue of $4.5 million during the 2005 three months, an increase of 10.3% over the $4.1 million recorded in the 2004 three months. Gains from the sale of mortgages remained relatively strong despite rising interest rates and totaled $2.8 million during the 2005 three months, compared with $2.5 million in the 2004 three months. During the 2005 three months Alabama National recognized gains of approximately $400,000 resulting from the sale of other real estate. Other noninterest income for the 2005 three months increased to $2.6 million, compared to $1.6 million recorded for the 2004 three months. The primary reason for the increase was increased revenue from debit card income and credit card fees.

Noninterest expense was $38.7 million for the 2005 three months, compared to $34.2 million for the 2004 three months, an increase of 13.1%. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $20.5 million for the 2005 three months, compared to $17.7 million for the 2004 three months. Excluding the impact of the acquisitions during 2004, salaries and employee benefits increased only $0.5 million. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and merit compensation increases. Commission based compensation was $3.5 million for the 2005 three months, compared to $4.8 million for the 2004 three months, a decrease of 26.7%. This decrease is attributable to decreased production in the Investment Services division, as a significant portion of the compensation in this division is production-based. Net occupancy expenses increased $641,000, or 18.3%, during the 2005 three months as compared to the 2004 three months. The largest reason for this increase is attributable to the 2004 acquisitions of Cypress, Indian River and Coquina, which increased net occupancy expenses by $517,000. Other noninterest expense increased to $9.8 million in the 2005 three months, compared with $7.7 million in the 2004 three months. Other expenses that increased during the 2005 three months included advertising and professional fees associated with the subsidiary bank mergers during the 2005 three months. In addition, other expenses at Cypress, Indian River and Coquina accounted for approximately $1.0 million of the increase in other expenses during the 2005 three months.

Income tax expense was $8.0 million for the 2005 three months, compared to $5.6 million for the 2004 three months. The effective tax rates for the 2005 three months and 2004 three months were 34.1% and 33.1%, respectively. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective tax rate for the 2005 three months is higher due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on March 31, 2005. Loans and leases, net of unearned income, were $3.64 billion, or 66.5% of total assets at March 31, 2005, compared to $3.50 billion, or 65.8% of total assets at December 31, 2004. Loans and leases increased $143.9 million, or 4.1%, during the 2005 three months, as compared to the balance at December 31, 2004. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	March 31, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$275,238	7.56%	$282,212	8.06%
Real estate:
Construction	828,747	22.75	776,594	22.20
Mortgage - residential	1,014,043	27.83	963,083	27.52
Mortgage - commercial	1,093,878	30.03	1,046,622	29.91
Mortgage - other	11,955.33		10,644.30
Consumer	81,001	2.22	88,653	2.53
Lease financing receivables	67,065	1.84	70,289	2.01
Securities brokerage margin loans	16,159.44		14,517.41
Other	254,957	7.00	246,739	7.06

Total gross loans and leases	3,643,043	100.00%	3,499,353	100.00%

Unearned income	(3,426)		(3,652)

Total loans and leases, net of unearned income	3,639,617		3,495,701
Allowance for loan and lease losses	(47,826)		(46,584)

Total net loans and leases	$3,591,791		$3,449,117

The carrying value of investment securities increased $5.3 million during the 2005 three months, as compared to the balance at December 31, 2004. During the 2005 three months, Alabama National purchased $26.9 million of investment securities and received $21.6 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $10.3 million in the 2005 three months. During the 2005 three months, purchases of available for sale securities totaled $66.2 million and maturities, calls, and sales of available for sale securities totaled $65.2 million. The change in the unrealized losses on available for sale securities totaled $7.1 million, net of income taxes, during the 2005 three months.

Trading account securities, which had a balance of -0- and $590,000 at March 31, 2005 and December 31, 2004, respectively, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $84.7 million at March 31, 2005 and $100.9 million at December 31, 2004.

Deposits and Other Funding Sources

Deposits increased $140.8 million from December 31, 2004, to $4.08 billion at March 31, 2005. Deposits continue to increase due to recent branch expansions, successful business development efforts by the Company and an overall growth in the economies in the markets served by Alabama National. At March 31, 2005, deposits included $163.1 million of brokered time deposits, compared to $177.7 million at December 31, 2004.

Federal funds purchased and securities sold under agreements to repurchase totaled $420.7 million at March 31, 2005, an increase of $41.6 million from December 31, 2004. Short-term borrowings at March 31, 2005 totaled $47.5 million, including a note payable to a third party bank of $1.5 million and advances from the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) totaling $46.0 million.

Alabama National’s short-term borrowings at March 31, 2005 and December 31, 2004 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	March 31, 2005	December 31, 2004
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 3.60% and 2.17625% at March 31, 2005 and December 31, 2004, respectively; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2005.	$1,500	$500

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 3.13% and 2.44% at March 31, 2005 and December 31, 2004, respectively.	31,000	15,000

FHLB borrowing due December 5, 2005; interest at a fixed rate of 3.06%.	5,000	5,000

FHLB borrowing due November 10, 2005; interest at a fixed rate of 5.85%; convertible at the option of the FHLB on May 10, 2005, to a three month LIBOR advance.	10,000	10,000

Total short-term borrowings	$47,500	$30,500

Alabama National’s long-term debt at March 31, 2005 and December 31, 2004 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	March 31, 2005	December 31, 2004
FHLB borrowings due at various maturities ranging from March 8, 2008 through October 23, 2012 at March 31, 2005; at December 31, 2004, maturities ranged from February 11, 2008 to October 23, 2012; bearing interest at fixed rates ranging from 2.05% to 6.00% at March 31, 2005, and bearing interest ranging from 1.89% to 6.00% at December 31, 2004; convertible to variable rate advances at the option of the FHLB at dates ranging from April 7, 2005 to November 7, 2007.	$227,990	$263,078

FHLB borrowings due at maturities ranging from May 12, 2006 through November 5, 2008; rates vary quarterly with LIBOR and ranged from 2.77% to 2.81% and 2.20% to 2.29625% at March 31, 2005 and December 31, 2004, respectively.	49,000	49,000

FHLB borrowing due September 12, 2006; rate was fixed at 2.54% at December 31, 2004; during the first quarter of 2005 the advance was called and was repaid by the Company.	—	28,000

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary quarterly with LIBOR and ranged from 6.1425% to 6.64% at March 31, 2005; at December 31, 2004 rates ranged from 5.61% to 6.11%.	53,610	53,610

Total long-term debt	$330,600	$393,688

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At March 31, 2005, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At March 31, 2005, nonperforming assets totaled $7.5 million, compared to $9.6 million at year-end 2004. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.20% at March 31, 2005, compared to 0.28% at December 31, 2004. The decrease in nonperforming assets is primarily attributable to a $1.7 million reduction in nonaccrual loans. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	March 31, 2005	December 31, 2004
Nonaccrual loans	$6,374	$8,091
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	6,374	8,091

Other real estate owned	1,079	1,531

Total nonperforming assets	$7,453	$9,622

Allowance for loan and lease losses to period-end loans	1.31%	1.33%

Allowance for loan and lease losses to period-end nonperforming loans	750.33	575.75

Allowance for loan and lease losses to period-end nonperforming assets	641.70	484.14

Net charge-offs to average loans	0.03	0.06

Nonperforming assets to period-end loans and other real estate owned	0.20	0.28

Nonperforming loans to period-end loans	0.18	0.23

Net loan charge-offs (loan charge-offs less recoveries) for the 2005 three months totaled $302,000, or 0.03% (annualized) of average loans and leases for the period. The allowance for loan and lease losses as a percentage of total loans and leases, net of unearned income, was 1.31% at March 31, 2005, compared to 1.33% at December 31, 2004. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Allowance for loan and lease losses at beginning of period	$46,584	$36,562

Charge-offs:
Commercial, financial and agricultural	167	1,089
Real estate - mortgage	163	61
Consumer	159	179

Total charge-offs	489	1,329

Recoveries:
Commercial, financial and agricultural	83	80
Real estate - mortgage	10	49
Consumer	94	261

Total recoveries	187	390

Net charge-offs	302	939
Provision for loan and lease losses	1,544	1,228
Additions to allowance from acquisitions	—	5,541

Allowance for loan and lease losses at end of period	$47,826	$42,392

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan and lease losses at March 31, 2005 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at March 31, 2005, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	March 31, 2005
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$2,210,303	$511,254	$552,512	$389,533	$3,663,602
Securities (2)	66,620	125,566	359,866	612,607	1,164,659
Trading securities	—	—	—	—	—
Interest-bearing deposits in other banks	20,141	—	—	—	20,141
Funds sold	84,734	—	—	—	84,734

Total interest-earning assets	$2,381,798	$636,820	$912,378	$1,002,140	$4,933,136

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$552,746	$—	$—	$368,550	$921,296
Savings and money market deposits	502,540	—	—	412,432	914,972
Time deposits (3)	346,813	445,306	263,412	456,749	1,512,280
Funds purchased	420,728	—	—	—	420,728
Short-term borrowings	42,500	5,000	—	—	47,500
Long-term debt	289,610	27,000	12,000	1,990	330,600

Total interest-bearing liabilities	$2,154,937	$477,306	$275,412	$1,239,721	$4,147,376

Period gap	$226,861	$159,514	$636,966	$(237,581)

Cumulative gap	$226,861	$386,375	$1,023,341	$785,760	$785,760

Ratio of cumulative gap to total earning assets	4.60%	7.83%	20.74%	15.93%

(1)	Excludes nonaccrual loans of $6.4 million
(2)	Excludes available for sale equity securities of $30.8 million
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. As shown in the table above, Alabama National is asset sensitive on a cumulative basis throughout all periods but is liability sensitive in the greater than three years time frame. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Alabama National’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Alabama National’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National’s balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below (adjusted in the current period due to current interest rate levels) to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At March 31, 2005, mortgage backed securities with a carrying value of $859.1 million, or 15.7% of total assets and essentially every loan and lease, net of unearned income, (totaling $3.64 billion, or 66.5% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $4.08 billion, or 74.5%, of total assets at March 31, 2005. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following tables illustrate the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. Due to current interest rate levels, Alabama National has elected to model interest rate decreases of 50 and 100 basis points. As noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Alabama National’s net interest margin may differ from that found in the tables.

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of March 31, 2005 % Change in Net Interest Income	As of December 31, 2004 % Change in Net Interest Income
+200 basis points	5.93%	5.12%
+100 basis points	3.35	1.98
0 basis points	—	—
-50 basis points	(1.30)	0.13
-100 basis points	(2.31)	(2.74)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 89.3% at March 31, 2005, compared to 88.8% at year-end 2004. Alabama National’s liquid assets as a percentage of total deposits were 6.6% at March 31, 2005, compared to 7.0% at year-end 2004. At March 31, 2005, Alabama National had unused federal funds lines of approximately $214.8 million, unused lines at the Federal Home Loan Bank of Atlanta of $1.2 billion and a credit line with a third party bank of $30.0 million with a principal balance outstanding of $1.5 million. Alabama National also has access to approximately $85.8 million via a credit facility with the Federal Reserve Bank of Atlanta. At March 31, 2005 and year-end 2004 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $3.3 million from December 31, 2004, to $532.8 million at March 31, 2005. This increase was attributable to the following components (in thousands):

Net income	$15,480
Dividends	(5,742)
Issuance of stock for option exercises and other stock based compensation	125
Additional paid in capital related to stock based compensation	552
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(7,123)

Net increase	$3,292

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at March 31, 2005. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 2005:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	11.42%	12.67%	8.41%

Alabama Exchange Bank	15.32	16.58	7.51
Bank of Dadeville	13.17	14.42	7.37
Community Bank of Naples, N.A.	9.01	10.24	7.85
First American Bank	11.24	12.49	8.40
First Citizens Bank	15.10	16.25	7.63
First Gulf Bank, N.A.	9.54	10.78	7.17
Georgia State Bank	10.40	11.50	7.49
Public Bank	11.08	12.33	8.46
Millennium Bank	10.80	12.04	7.53
CypressCoquina Bank	10.11	11.36	7.94
Indian River National Bank	12.55	13.69	7.66
Required minimums	4.00	8.00	4.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4. Controls and Procedures.

As of March 31, 2005, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective.

There was no significant change in Alabama National’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits:	Exhibit 3.1 – Restated Certificate of Incorporation (Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

Exhibit 3.2 – First Amendment to Restated Certificate of Incorporation.

Exhibit 3.3 – Amended and Restated Bylaws (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

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

ALABAMA NATIONAL BANCORPORATION

Date: May 9, 2005	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: May 9, 2005	/s/ William E. Matthews, V
William E. Matthews, V, its Executive Vice President and
Chief Financial Officer