Form 10-Q
period 2005-06-30
ALABAMA NATIONAL BANCORPORATION
filed 2005-08-05
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

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

The registrant has 17,030,033 shares of common stock, par value $1.00 per share, outstanding at August 4, 2005.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$171,355	$155,027
Interest-bearing deposits in other banks	19,036	21,274
Federal funds sold and securities purchased under resell agreements	101,587	100,970
Trading securities, at fair value	—	590
Investment securities (fair values of $559,178 and $566,602)	564,172	568,493
Securities available for sale, at fair value	607,109	631,914
Loans held for sale	32,247	22,313
Loans and leases	3,851,855	3,499,353
Unearned income	(3,168)	(3,652)

Loans and leases, net of unearned income	3,848,687	3,495,701
Allowance for loan and lease losses	(49,637)	(46,584)

Net loans and leases	3,799,050	3,449,117
Property, equipment and leasehold improvements, net	105,092	99,455
Goodwill	144,638	144,396
Other intangible assets, net	9,690	11,286
Cash surrender value of life insurance	72,947	71,535
Receivable from investment division customers	7,625	2,223
Other assets	51,579	37,276

Total assets	$5,686,127	$5,315,869

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$737,153	$683,245
Interest bearing	3,447,014	3,251,478

Total deposits	4,184,167	3,934,723
Federal funds purchased and securities sold under repurchase agreements	501,734	379,114
Treasury, tax and loan accounts	—	2,217
Accrued expenses and other liabilities	48,962	43,861
Payable for securities purchased for investment division customers	7,230	2,223
Short-term borrowings	83,225	30,500
Long-term debt	311,512	393,688

Total liabilities	$5,136,830	$4,786,326
Commitments and contingencies (Note B)

Common stock, $1 par; 50,000,000 and 27,500,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 17,024,647 and 16,998,918 shares outstanding at June 30, 2005 and December 31, 2004, respectively	17,025	16,999
Additional paid-in capital	341,635	340,161
Retained earnings	193,337	173,345
Accumulated other comprehensive loss, net of tax	(2,700)	(962)

Total stockholders’ equity	549,297	529,543

Total liabilities and stockholders’ equity	$5,686,127	$5,315,869

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2005	2004
Interest income:
Interest and fees on loans and leases	$61,054	$44,099
Interest on securities	12,224	11,097
Interest on deposits in other banks	77	17
Interest on trading securities	5	17
Interest on federal funds sold and securities purchased under resell agreements	713	167

Total interest income	74,073	55,397

Interest expense:
Interest on deposits	$17,537	$11,263
Interest on federal funds purchased and securities sold under repurchase agreements	3,261	963
Interest on short-term borrowings	870	285
Interest on long-term debt	3,318	3,252

Total interest expense	24,986	15,763

Net interest income	49,087	39,634
Provision for loan and lease losses	1,991	1,278

Net interest income after provision for loan and lease losses	47,096	38,356

Noninterest income:
Service charges on deposit accounts	$4,154	$4,520
Investment services income	858	3,273
Securities brokerage and trust income	4,920	4,197
Gain on sale of mortgages	3,417	3,491
Insurance commissions	833	779
Bank owned life insurance	745	683
Gain on disposition of assets	283	57
Other	3,019	2,288

Total noninterest income	18,229	19,288

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2005	2004
Noninterest expense:
Salaries and employee benefits	$20,953	$18,992
Commission based compensation	4,011	4,784
Occupancy and equipment expenses	4,342	3,867
Amortization of intangibles	769	842
Other	10,640	9,127

Total noninterest expense	40,715	37,612

Income before provision for income taxes	24,610	20,032
Provision for income taxes	8,415	6,788

Net income	$16,195	$13,244

Weighted average common shares outstanding:
Basic	17,184	15,555

Diluted	17,394	15,806

Earnings per common share:
Basic	$0.94	$0.85

Diluted	$0.93	$0.84

Cash dividends per common share	$0.3375	$0.3125

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2005	2004
Interest income:
Interest and fees on loans and leases	$116,220	$84,312
Interest on securities	24,326	19,852
Interest on deposits in other banks	125	28
Interest on trading securities	9	35
Interest on federal funds sold and securities purchased under resell agreements	1,237	300

Total interest income	141,917	104,527

Interest expense:
Interest on deposits	$32,395	$21,479
Interest on federal funds purchased and securities sold under repurchase agreements	5,629	1,960
Interest on short-term borrowings	1,276	579
Interest on long-term debt	6,625	6,205

Total interest expense	45,925	30,223

Net interest income	95,992	74,304
Provision for loan and lease losses	3,535	2,506

Net interest income after provision for loan and lease losses	92,457	71,798

Noninterest income:
Service charges on deposit accounts	$8,084	$8,331
Investment services income	2,003	7,180
Securities brokerage and trust income	9,441	8,296
Gain on sale of mortgages	6,087	6,033
Insurance commissions	1,628	1,737
Bank owned life insurance	1,399	1,410
Securities gains	72	—
Gain on disposition of assets	711	37
Other	5,587	3,904

Total noninterest income	35,012	36,928

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)(Continued)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2005	2004
Noninterest expense:
Salaries and employee benefits	$41,406	$36,671
Commission based compensation	7,505	9,549
Occupancy and equipment expenses	8,481	7,365
Amortization of intangibles	1,594	1,324
Other	20,390	16,874

Total noninterest expense	79,376	71,783

Income before provision for income taxes	48,093	36,943
Provision for income taxes	16,418	12,392

Net income	$31,675	$24,551

Weighted average common shares outstanding:
Basic	17,178	14,751

Diluted	17,391	14,994

Earnings per common share:
Basic	$1.84	$1.66

Diluted	$1.82	$1.64

Cash dividends per common share	$0.6750	$0.6250

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2005	2004
Net income	$16,195	$13,244
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	8,398	(19,605)
Less: Reclassification adjustment for net gains included in net income	—	—

Other comprehensive income (loss), before tax	8,398	(19,605)
Provision for (benefit of) income taxes related to items of other comprehensive income (loss)	3,013	(6,948)

Other comprehensive income (loss)	5,385	(12,657)

Comprehensive income	$21,580	$587

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
Net income	$31,675	$24,551
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(2,620)	(11,985)
Less: Reclassification adjustment for net gains included in net income	72	—

Other comprehensive loss, before tax	(2,692)	(11,985)
Benefit of income taxes related to items of other comprehensive loss	(954)	(4,234)

Other comprehensive loss	(1,738)	(7,751)

Comprehensive income	$29,937	$16,800

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months ended June 30,
	2005	2004
Net cash flows provided by operating activities	$20,103	$26,424

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	45,911	70,597
Purchases of investment securities	(41,577)	(316,817)
Purchases of securities available for sale	(106,536)	(372,950)
Proceeds from sale of securities available for sale	11,306	5,162
Proceeds from calls and maturities of securities available for sale	117,139	504,519
Net decrease (increase) in interest bearing deposits in other banks	2,238	(4,419)
Net increase in federal funds sold and securities purchased under resell agreements	(617)	(29,314)
Net increase in loans and leases	(354,403)	(177,179)
Purchase acquisitions, net of cash acquired	(325)	28,866
Purchases of property, equipment and leasehold improvements	(8,994)	(7,990)
Cash paid for bank owned life insurance	(27)	—
Proceeds from sale of other real estate owned and fixed assets	2,796	734

Net cash used in investing activities	(333,089)	(298,791)

Cash flows from financing activities:
Net increase in deposits	249,444	312,531
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	122,620	(25,963)
Net increase (decrease) in short-term borrowings	31,508	(10,755)
Repayments of long-term debt	(63,000)	—
Proceeds from long-term debt	—	24,000
Dividends on common stock	(11,487)	(9,619)
Other	229	1,754

Net cash provided by financing activities	329,314	291,948

Increase in cash and cash equivalents	16,328	19,581
Cash and cash equivalents, beginning of period	155,027	123,086

Cash and cash equivalents, end of period	$171,355	$142,667

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$935	$2,001

Adjustment to market value of securities available for sale, net of deferred income taxes	$(1,738)	$(7,751)

Assets acquired in business combinations	$—	$781,225

Liabilities assumed in business combinations	$—	$641,764

See accompanying notes to unaudited consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2004.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of financial condition. As of June 30, 2005, the total unfunded commitments which are not reflected in the consolidated statements of financial condition totaled $1.2 billion. A majority of these commitments will expire in less than one year.

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

Alabama National has received preliminary tax assessments for certain state taxes from a taxing authority for subsidiaries holding investments outside of the state. Based upon review of the assessments and the relevant tax laws and based on review and consultation with accountants and counsel, management does not anticipate that the ultimate liability, if any, resulting from such assessments will have a material adverse effect on Alabama National’s financial condition or results of operations.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3’s application includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP have not had and are not expected to have a material impact on Alabama National’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The issue applies to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, certain debt and equity securities within the scope of SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delayed the effective date for measurement and recognition guidance contained in Issue 03-1 until such time as additional implementation guidance could be provided. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to draft and submit for vote FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which will replace the measurement and recognition guidance set forth in Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will also codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP is expected to be voted on in the third quarter of 2005 and would likely be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The disclosure guidance of Issue 03-1 remains effective. See Note H for Alabama National’s disclosures under Issue 03-1. The changes required by Issue 03-1 are not expected to a material impact on Alabama National’s financial statements.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect changes in accounting principle in the income statement in the period of change. Instead, to enhance comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The changes required by SFAS 154 are not expected to have a material impact on Alabama National’s financial condition or results of operations.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and six months ended June 30, 2005 and 2004 (in thousands except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$16,195	$13,244	$31,675	$24,551
Weighted average basic common shares outstanding	17,184	15,555	17,178	14,751

Basic Earnings Per Share	$0.94	$0.85	$1.84	$1.66

Diluted Earnings Per Share:
Net income available to common shareholders	$16,195	$13,244	$31,675	$24,551
Weighted average common shares outstanding	17,184	15,555	17,178	14,751
Effect of dilutive securities	210	251	213	243

Weighted average diluted common shares outstanding	17,394	15,806	17,391	14,994

Diluted Earnings Per Share	$0.93	$0.84	$1.82	$1.64

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Services Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three Months Ended June 30, 2005:
Interest income	$—	$372	$379	$—	$73,406	$(29)	$(55)	$74,073
Interest expense		55	168		23,928	890	(55)	24,986

Net interest income		317	211		49,478	(919)		49,087
Provision for loan and lease losses					1,991			1,991
Noninterest income	858	4,920	3,691	846	7,886	28		18,229
Noninterest expense	1,167	4,637	2,584	868	29,263	2,196		40,715

Net income (loss) before tax	$(309)	$600	$1,318	$(22)	$26,110	$(3,087)	$—	$24,610

Total assets as of June 30, 2005	$7,791	$33,151	$33,107	$3,705	$5,596,711	$11,662	$—	$5,686,127

Three Months Ended June 30, 2004:
Interest income	$—	$277	$273	$—	$54,886	$(28)	$(11)	$55,397
Interest expense		26	75		15,024	649	(11)	15,763

Net interest income		251	198		39,862	(677)		39,634
Provision for loan and lease losses					1,278			1,278
Noninterest income	3,273	4,197	3,335	779	7,685	19		19,288
Noninterest expense	2,512	3,934	2,253	853	26,386	1,674		37,612

Net income (loss) before tax	$761	$514	$1,280	$(74)	$19,883	$(2,332)	$—	$20,032

Total assets as of June 30, 2004	$50,110	$29,019	$20,771	$4,063	$4,826,007	$9,479	$—	$4,939,449

Six Months Ended June 30, 2005:
Interest income	$—	$716	$654	$—	$140,698	$(58)	$(93)	$141,917
Interest expense		93	245		43,984	1,696	(93)	45,925

Net interest income		623	409		96,714	(1,754)		95,992
Provision for loan and lease losses					3,535			3,535
Noninterest income	2,003	9,441	6,501	1,645	15,362	60		35,012
Noninterest expense	2,305	8,914	4,773	1,697	57,144	4,543		79,376

Net income (loss) before tax	$(302)	$1,150	$2,137	$(52)	$51,397	$(6,237)	$—	$48,093

Six Months Ended June 30, 2004:
Interest income	$—	$545	$475	$—	$103,605	$(57)	$(41)	$104,527
Interest expense		56	131		28,864	1,213	(41)	30,223

Net interest income		489	344		74,741	(1,270)		74,304
Provision for loan and lease losses					2,506			2,506
Noninterest income	7,180	8,296	5,989	1,737	13,691	35		36,928
Noninterest expense	5,365	7,802	4,060	1,776	49,713	3,067		71,783

Net income (loss) before tax	$1,815	$983	$2,273	$(39)	$36,213	$(4,302)	$—	$36,943

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

NOTE F – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Insurance Services Division for the six months ended June 30, 2005 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, December 31, 2004	$141,703	$2,693
Acquired goodwill	216	—
Other goodwill adjustments	26	—

Balance, June 30, 2005	$141,945	$2,693

During the first quarter of 2005 Alabama National purchased the minority interest in one of its bank subsidiaries. The total purchase price was $325,000. This transaction resulted in the recognition of $216,000 of additional goodwill. Other goodwill adjustments relate to the refinement of the fair values assigned to the assets and liabilities of a previous acquisition.

Intangible assets as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$18,130	$(8,703)	$9,427
Other customer intangibles	803	(540)	263

Total amortizing intangible assets	$18,933	$(9,243)	$9,690

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$18,130	$(7,172)	$10,958
Other customer intangibles	803	(475)	328

Total amortizing intangible assets	$18,933	$(7,647)	$11,286

During the six months ended June 30, 2005 and 2004, Alabama National recognized $1.6 million and $1.3 million of other intangible amortization expense, respectively, and during the three months ended June 30, 2005 and 2004, Alabama National recognized $769,000 and $842,000 of other intangible expense, respectively. Based upon recorded intangible assets as of June 30, 2005, aggregate amortization expense for each of the next five years is estimated to be $2.9 million, $2.5 million, $1.9 million, $1.2 million and $0.9 million, respectively.

NOTE G – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	91	92	182	183
Expected return on plan assets	(122)	(118)	(243)	(235)
Amortization of prior service cost	—	—	—	—
Amortization of transition asset	—	—	—	—
Amortization of net loss	8	8	16	17

Net periodic pension income	$(23)	$(18)	$(45)	$(35)

As of June 30, 2005, Alabama National has not made any 2005 contributions to the defined benefit pension plan because the plan is fully funded and Alabama National does not anticipate making any contributions in the year ended December 31, 2005. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE H – SECURITIES

Information pertaining to securities with gross unrealized losses at June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$1,707	$7	$18,613	$360	$20,320	$367
Obligations of states and political subdivisions	268	1	1,100	17	1,368	18
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	106,781	1,072	259,290	4,834	366,071	5,906

Total investment securities	$108,756	$1,080	$279,003	$5,211	$387,759	$6,291

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$7,972	$35	$175,083	$2,659	$183,055	$2,694
Obligations of states and political subdivisions	863	2	5,991	146	6,854	148
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	27,844	181	216,056	3,176	243,900	3,357

Total debt securities	36,679	218	397,130	5,981	433,809	6,199
Equity securities	369	33	—	—	369	33

Total securities available for sale	$37,048	$251	$397,130	$5,981	$434,178	$6,232

Management evaluates securities for other-than-temporary impairment no less than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of Alabama National to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value.

As of June 30, 2005, 304 debt securities have been in a loss position for more than twelve months and 74 debt securities have been in a loss position for less than twelve months. The unrealized losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not the credit worthiness of the issuers. Further, Alabama National has the current intent and ability to hold the securities to an expected recovery in market value. Therefore Alabama National has not recognized any other-than-temporary impairments.

NOTE I – TREASURY STOCK REPURCHASE PLAN

On December 15, 2004, the Board of Directors of Alabama National renewed its share repurchase program that was to expire on December 31, 2004. The renewed plan authorizes Alabama National to repurchase up to 300,000 shares of its common stock and will expire on December 31, 2005. There were no shares repurchased during the six months ended June 30, 2005.

NOTE J – SUBSIDIARY MERGERS

On February 18, 2005, Alabama National merged two wholly owned subsidiaries, National Bank of Commerce and First American Bank. The combined bank now operates under the name First American Bank, headquartered in Birmingham, Alabama. On May 20, 2005, Alabama National merged another wholly owned subsidiary, First Citizens Bank, with First American Bank. At June 30, 2005, the merged bank had $2.6 billion in assets with locations throughout central and north Alabama.

On March 18, 2005, Alabama National merged Citizens & Peoples Bank, N.A. and First Gulf Bank, both of which are also subsidiaries of Alabama National. The merged bank, with total assets of $538.3 million as of June 30, 2005, is headquartered in Pensacola, Florida and operates under the First Gulf Bank, N.A. name.

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

Alabama National acquired Cypress Bankshares, Inc. on February 20, 2004, Indian River Banking Company on February 27, 2004 and Coquina Bank on July 9, 2004, using the purchase method of accounting in each transaction. Accordingly, the results of operations of Alabama National for the six months ended June 30, 2004 include the results of Cypress Bank and Indian River National Bank for the period since the acquisition date. The results of operations of Coquina Bank are not included in the three or six month periods ended June 30, 2004.

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

Performance Overview

Alabama National’s net income was $16.2 million for the second quarter of 2005 (the “2005 second quarter”), compared to $13.2 million for the second quarter of 2004 (the “2004 second quarter”). Net income for the six months ended June 30, 2005 (the “2005 six months”) was $31.7 million, compared to $24.6 million for the six months ended June 30, 2004 (the “2004 six months”). Net income per diluted common share for the 2005 and 2004 second quarters was $0.93 and $0.84, respectively. For the 2005 six months, net income per diluted common share was $1.82, compared to $1.64 for the 2004 six months.

The annualized return on average assets for Alabama National was 1.17% for the 2005 second quarter, compared to 1.10% for the 2004 second quarter. For the 2005 six months the annualized return on average assets for Alabama National was 1.17%, compared to 1.09% for the 2004 six months. The annualized return on average stockholders’ equity decreased for the 2005 second quarter to 11.93%, as compared to 12.55% for the 2004 second quarter. The annualized return on average stockholders’ equity decreased for the 2005 six months to 11.83%, as compared to 12.80% for the 2004 six months. Each of the ratios has been negatively impacted by the 2004 acquisitions due to the amount of goodwill and other intangible assets recorded, and the return on average equity has also been reduced by the additional capital that was raised through an underwritten public offering of common stock during the third quarter of 2004. Book value per share at June 30, 2005 was $32.26, an increase of $1.11 from year-end 2004. Alabama National declared cash dividends totaling $0.675 per share on common stock during the 2005 six months, compared to $0.625 per share declared on common stock during the 2004 six months.

Net Income

The primary reason for the increased net income during the 2005 second quarter and 2005 six months, compared to the same periods in 2004, is an increase in net interest income. Net interest income for the 2005 second quarter totaled $49.1 million, a 23.9% increase over the $39.6 million recorded in the 2004 second quarter. During the 2005 six months, net interest income totaled $96.0 million, a 29.2% increase compared to $74.3 million recorded in the 2004 six months. The increased net interest income was offset by a slight decline in total noninterest income recorded during the 2005 second quarter and six months. During the 2005 second quarter, total noninterest income was $18.2 million, a decrease of $1.1 million as compared to the 2004 second quarter. For the 2005 six months, noninterest income was $35.0 million, a decrease of 5.2% from $36.9 million recorded in the 2004 six months. The income from the investment services division experienced the largest decrease of any component of noninterest income in each of the 2005 three months and six months. During the 2005 three months, income from this division totaled $0.9 million as compared to $3.3 million during the 2004 three months. For the 2005 six months, income in the investment services division decreased $5.2 million, or 72.1%, to $2.0 million.

Average earning assets for the 2005 second quarter and six months increased by $642.1 million and $834.2 million, respectively, as compared to the same periods in 2004. Average interest-bearing liabilities increased by $428.6 million and $587.9 million during the 2005 second quarter and six months, respectively, as compared to the same periods in 2004. The average taxable equivalent rate earned on assets was 5.91% and 5.80% for the 2005 second quarter and 2005 six months, respectively, compared to 5.08% and 5.12% for the 2004 second quarter and 2004 six months, respectively. The average rate paid on interest-bearing liabilities was 2.36% and 2.22% for the 2005 second quarter and 2005 six months, respectively, compared to 1.66% and 1.69% for the 2004 second quarter and 2004 six months, respectively. The net interest margin was 3.90% for each of the 2005 second quarter and 2005 six months, compared to 3.61% and 3.62% for the 2004 second quarter and 2004 six months, respectively. The net interest margin of 3.90% for the 2005 second quarter was identical to the net interest margin recorded in the first quarter of 2005. The yield earned on earning assets, specifically loans has increased during the last three quarters due to the rate increases by the Federal Reserve, but the latest rate increases have also increased deposit costs considerably. Time deposits originated in a lower interest rate environment are repricing at higher current rates. Also, to remain competitive, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits due to continued rate increases by the Federal Reserve.

The following tables depict, on a taxable equivalent basis for the 2005 and 2004 second quarter and six months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended June 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$3,787,893	$61,184	6.48%	$3,194,216	$44,211	5.57%
Securities:
Taxable	1,119,105	11,639	4.17	1,088,577	10,571	3.91
Tax exempt (2)	54,335	886	6.54	52,522	797	6.10
Cash balances in other banks	9,836	77	3.14	7,936	17	0.86
Funds sold	82,579	713	3.46	67,373	167	1.00
Trading account securities	379	5	5.29	1,381	17	4.95

Total earning assets (2)	5,054,127	74,504	5.91	4,412,005	55,780	5.08

Cash and due from banks	169,650			141,724
Premises and equipment	108,542			94,599
Other assets	285,830			253,477
Allowance for loan and lease losses	(48,371)			(43,188)

Total assets	$5,569,778			$4,858,617

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$915,333	$3,247	1.42%	$728,049	$1,319	0.73%
Savings deposits	896,612	3,167	1.42	767,314	2,408	1.26
Time deposits	1,527,293	11,123	2.92	1,479,325	7,536	2.05
Funds purchased	483,536	3,261	2.71	384,820	963	1.01
Other short-term borrowings	98,924	870	3.53	64,036	285	1.79
Long-term debt	323,410	3,318	4.12	392,998	3,252	3.33

Total interest-bearing liabilities	4,245,108	24,986	2.36	3,816,542	15,763	1.66

Demand deposits	720,769			564,352
Accrued interest and other liabilities	59,236			53,204
Stockholders’ equity	544,665			424,519

Total liabilities and stockholders’ equity	$5,569,778			$4,858,617

Net interest spread			3.55%			3.42%

Net interest income/margin on a taxable equivalent basis		49,518	3.93%		40,017	3.65%

Tax equivalent adjustment (2)		431			383

Net interest income/margin		$49,087	3.90%		$39,634	3.61%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2.3 million and $1.8 million are included in interest and fees on loans for the three months ended June 30, 2005 and 2004, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Six Months Ended June 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$3,690,992	$116,481	6.36%	$3,031,870	$84,520	5.61%
Securities:
Taxable	1,120,771	23,180	4.17	983,153	18,868	3.86
Tax exempt (2)	54,782	1,736	6.39	47,599	1,491	6.30
Cash balances in other banks	9,629	125	2.62	6,707	28	0.84
Funds sold	87,703	1,237	2.84	59,078	300	1.02
Trading account securities	345	9	5.26	1,593	35	4.42

Total earning assets (2)	4,964,222	142,768	5.80	4,130,000	105,242	5.12

Cash and due from banks	166,102			131,672
Premises and equipment	104,582			87,228
Other assets	281,246			218,530
Allowance for loan and lease losses	(47,847)			(41,172)

Total assets	$5,468,305			$4,526,258

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$895,591	$5,791	1.30%	$666,699	$2,428	0.73%
Savings deposits	893,916	5,805	1.31	679,707	3,643	1.08
Time deposits	1,512,993	20,799	2.77	1,416,340	15,408	2.19
Funds purchased	454,708	5,629	2.50	385,038	1,960	1.02
Other short-term borrowings	72,671	1,276	3.54	68,223	579	1.71
Long-term debt	346,208	6,625	3.86	372,195	6,205	3.35

Total interest-bearing liabilities	4,176,087	45,925	2.22	3,588,202	30,223	1.69

Demand deposits	697,697			506,548
Accrued interest and other liabilities	54,495			45,661
Stockholders’ equity	540,026			385,847

Total liabilities and stockholders’ equity	$5,468,305			$4,526,258

Net interest spread			3.58%			3.43%

Net interest income/margin on a taxable equivalent basis		96,843	3.93%		75,019	3.65%

Tax equivalent adjustment (2)		851			715

Net interest income/margin		$95,992	3.90%		$74,304	3.62%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $4.5 million and $3.6 million are included in interest and fees on loans for the six months ended June 30, 2005 and 2004, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for each of the 2005 second quarter and six months compared to the 2004 second quarter and six months, respectively. For the purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended June 30,
	2005 Compared to 2004 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$9,033	$7,940	$16,973
Securities:
Taxable	317	751	1,068
Tax exempt	29	60	89
Cash balances in other banks	5	55	60
Funds sold	46	500	546
Trading account securities	(20)	8	(12)

Total interest income	9,410	9,314	18,724

Interest-bearing liabilities:
Interest-bearing transaction accounts	412	1,516	1,928
Savings and money market deposits	433	326	759
Time deposits	255	3,332	3,587
Funds purchased	304	1,994	2,298
Other short-term borrowings	210	375	585
Long-term debt	(2,626)	2,692	66

Total interest expense	(1,012)	10,235	9,223

Net interest income on a taxable equivalent basis	$10,422	$(921)	9,501

Taxable equivalent adjustment			(48)

Net interest income			$9,453

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Six Months Ended June 30,
	2005 Compared to 2004 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$19,791	$12,170	$31,961
Securities:
Taxable	2,740	1,572	4,312
Tax exempt	224	21	245
Cash balances in other banks	17	80	97
Funds sold	200	737	937
Trading account securities	(42)	16	(26)

Total interest income	22,930	14,596	37,526

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,027	2,336	3,363
Savings and money market deposits	1,290	872	2,162
Time deposits	1,105	4,286	5,391
Funds purchased	407	3,262	3,669
Other short-term borrowings	40	657	697
Long-term debt	(1,062)	1,482	420

Total interest expense	2,807	12,895	15,702

Net interest income on a taxable equivalent basis	$20,123	$1,701	21,824

Taxable equivalent adjustment			(136)

Net interest income			$21,688

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, credit and collateral administration trends, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $2.0 million and $3.5 million for the 2005 second quarter and six months, respectively, compared to $1.3 million and $2.5 million recorded during the 2004 second quarter and six months, respectively. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income (excluding loans held for sale), was 1.29% at June 30, 2005, compared to 1.33% at December 31, 2004.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2005 second quarter was $18.2 million, compared to $19.3 million for the 2004 second quarter, a decrease of 5.5%. For the 2005 six months, noninterest income decreased to $35.0 million, compared to $36.9 million for the 2004 six months, a decrease of 5.2%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, gains from the sale of mortgage loans and income earned on bank owned life insurance.

The primary reason for the decrease in total noninterest income is decreased revenue from the investment services division. Revenue from this division totaled $0.9 million in the 2005 second quarter, a decrease of $2.4 million, or 73.8%, as compared to $3.3 million recorded in the 2004 second quarter. During the 2005 six months, the investment services division revenue totaled $2.0 million, a decrease of $5.2 million, or 72.1%, as compared to $7.2 million in the 2004 six months. The decrease during the 2005 second quarter and six months is primarily due to two factors: the current interest rate environment and the departure of a group of salespeople in this division during the 2004 fourth quarter. The majority of the customers of the investment services division are correspondent banks. The revenue from this division generally decreases in a rising interest rate environment and also in a flat yield curve environment, as yields on most investment securities have a reduced spread above customers’ deposit costs. Service charges on deposits for the 2005 second quarter and 2004 second quarter were $4.2 million and $4.5 million, respectively. For the 2005 six months, service charge income decreased to $8.1 million, from $8.3 million for the 2004 six months. The decrease in service charges in the 2005 periods versus the 2004 periods is primarily related to increases in the earnings credit rate (“ECR”) attributed to commercial deposit accounts. The ECR, which generally varies with short term interest rates, is used by commercial customers to offset service charges on deposit accounts. As interest rates have risen in 2005, the higher ECR has resulted in fewer service charges.

The decreased revenue recorded by the investment services division and decreased service charge income was offset somewhat by increased revenue in the securities brokerage and trust division. Securities brokerage and trust revenue increased during the 2005 second quarter and six months as compared with the same periods of 2004. This division recorded revenue of $4.9 million during the 2005 second quarter, an increase of $0.7 million, or 17.2%, as compared to $4.2 million recorded during the 2004 second quarter. During the 2005 six months the securities brokerage and trust division recorded revenue of $9.4 million, an increase of $1.1 million, or 13.8%, as compared to $8.3 million recorded in the 2004 six months. The increase in the securities brokerage and trust division revenue during each period of 2005 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. The gain generated from the sale of mortgages recorded during the 2005 second quarter and six months is almost identical to the amounts recorded during the same periods of 2004. The volume of loans originated and sold in the secondary market remains strong due to the interest rate environment for mortgage loans and the strong economies in the markets served by Alabama National. During the first six months of 2005, Alabama National recognized gains of approximately $711,000 resulting primarily from the sale of other real estate. Other noninterest income increased to $3.0 million for the 2005 second quarter, compared to $2.3 million during the 2004 second quarter. Other noninterest income increased to $5.6 million during the 2005 six months, an increase of 43.1%, compared to $3.9 million recorded in the 2004 six months. Contributing to this increase is revenue generated from debit card and credit card activity.

Noninterest expense was $40.7 million for the 2005 second quarter, compared to $37.6 million for the 2004 second quarter. For the 2005 six months, noninterest expense was $79.4 million, compared to $71.8 million for the 2004 six months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $21.0 million for the 2005 second quarter, compared to $19.0 million for the 2004 second quarter. For the 2005 six months, salaries and employee benefits were $41.4 million, compared to $36.7 million in the 2004 six months. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of branches and business lines, increases in health insurance costs, higher incentive compensation accruals, and merit compensation increases. Commission based compensation was $4.0 million for the 2005 second quarter, compared to $4.8 million for the 2004 second quarter. For the 2005 six months, commission based compensation totaled $7.5 million, compared to $9.5 million in the 2004 six months. The decrease in commission based compensation recorded for each period of 2005 is attributable to decreased production in the investment services division, as a significant portion of the compensation in this division is production-based. Occupancy and equipment expense totaled $4.3 million in the 2005 second quarter and $3.9 million in the 2004 second quarter. Occupancy and equipment expense totaled $8.5 million in the 2005 six months and $7.4 million in the 2004 six months. The primary reason for the increased occupancy and equipment expense for the 2005 second quarter and six months is due to branch expansion. Other noninterest expense increased to $10.6 million in the 2005 second quarter, compared with $9.1 million in the 2004 second quarter. Other noninterest expense was $20.4 million in the 2005 six months and $16.9 million in the 2004 six months. Other expenses that contributed to this increase during the 2005 second quarter and six months included advertising and professional fees associated with the subsidiary bank mergers during the first six months of 2005.

Because of an increase in pre-tax income, income tax expense was $8.4 million for the 2005 second quarter, compared to $6.8 million for the 2004 second quarter. For the 2005 six months, income tax expense was $16.4 million, compared to $12.4 million for the 2005 six months. The effective tax rates for the 2005 second quarter and the 2005 six months were 34.2% and 34.1%, respectively, compared to 33.9% and 33.5% for the same periods of 2004. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation. The effective rate in the 2005 second quarter and six months is higher than the 2004 periods due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on June 30, 2005. Loans and leases, net of unearned income, were $3.85 billion, or 67.7% of total assets at June 30, 2005, compared to $3.50 billion, or 65.8% at December 31, 2004. Loans and leases grew $353.0 million, or 10.1%, during the 2005 six months, compared to year-end 2004. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	June 30, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$288,805	7.50%	$282,212	8.06%
Real estate:
Construction	968,631	25.15	776,594	22.20
Mortgage - residential	1,052,969	27.33	963,083	27.52
Mortgage - commercial	1,111,167	28.85	1,046,622	29.91
Mortgage - other	10,469.27		10,644.30
Consumer	80,876	2.10	88,653	2.53
Lease financing receivables	62,046	1.61	70,289	2.01
Securities brokerage margin loans	16,982.44		14,517.41
Other	259,910	6.75	246,739	7.06

Total gross loans and leases	3,851,855	100.00%	3,499,353	100.00%

Unearned income	(3,168)		(3,652)

Total loans and leases, net of unearned income	3,848,687		3,495,701
Allowance for loan and lease losses	(49,637)		(46,584)

Total net loans and leases	$3,799,050		$3,449,117

The carrying value of investment securities decreased $4.3 million during the 2005 six months from $568.5 million at December 31, 2004. During the 2005 six months, Alabama National purchased $41.6 million of investment securities and received $45.9 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $24.8 million in the 2005 six months compared to year-end 2004. During the 2005 six months, purchases of available for sale securities totaled $106.5 million, and maturities, calls, and sales of available for sale securities totaled $128.4 million. During the 2005 six months, the available for sale portfolio experienced an unrealized loss, net of taxes, totaling $1.7 million.

Trading account securities, which had a balance of -0- at June 30, 2005, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $101.6 million at June 30, 2005 and $101.0 million at December 31, 2004.

Deposits and Other Funding Sources

Deposits increased by $249.4 million from December 31, 2004, to $4.18 billion at June 30, 2005. Deposits continue to increase due to recent branch expansions, successful business development efforts by the Company and an overall growth in the economies in the markets served by Alabama National. At June 30, 2005, deposits included $160.6 million of brokered time deposits, compared to $177.7 million at December 31, 2004.

Federal funds purchased and securities sold under agreements to repurchase totaled $501.7 million at June 30, 2005, an increase of $122.6 million from December 31, 2004. Alabama National continues to focus on expanding its relationships with downstream correspondent banks. The majority of the increase in federal funds purchased is related to federal funds sold to Alabama National by downstream correspondents. These balances typically vary with liquidity, loan demand, and investment securities purchases at downstream correspondents. Short-term borrowings at June 30, 2005 totaled $83.2 million and consisted entirely of advances from the Federal Home Loan Bank (“FHLB”).

Alabama National’s short-term borrowings at June 30, 2005 and December 31, 2004 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	June 30, 2005	December 31, 2004
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 2.17625% at December 31, 2004; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2006.	$—	$500

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 3.63% and 2.44% at June 30, 2005 and December 31, 2004, respectively.	39,225	15,000

FHLB borrowings due at dates ranging from September 13, 2005 to May 12, 2006; bearing interest at fixed and variable rates ranging from 3.06% to 3.65%.	34,000	5,000

FHLB borrowing due November 10, 2005; interest at a fixed rate of 5.85%; convertible at the option of the FHLB on August 10, 2005, to a three month LIBOR advance.	10,000	10,000

Total short-term borrowings	$83,225	$30,500

Alabama National’s long-term debt at June 30, 2005 and December 31, 2004 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	June 30, 2005	December 31, 2004
FHLB borrowings due at various maturities ranging from March 8, 2008 through November 7, 2012 at June 30, 2005; at December 31, 2004, maturities ranged from February 11, 2008 to November 7, 2012; bearing interest at fixed rates ranging from 2.05% to 6.00% at June 30, 2005, and bearing interest ranging from 1.89% to 6.00% at December 31, 2004; convertible to variable rate advances at the option of the FHLB at dates ranging from July 7, 2005 to November 7, 2007.	$227,902	$263,078

FHLB borrowing due November 5, 2008; rate varies quarterly with LIBOR and was 3.21938% and 2.20% at June 30, 2005 and December 31, 2004, respectively. During the second quarter of 2005 an advance was reclassified to short-term.	30,000	49,000

FHLB borrowing due September 12, 2006; rate was fixed at 2.54% at December 31, 2004; during the first quarter of 2005 the advance was called and was repaid by the Company.	—	28,000

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary quarterly with LIBOR and ranged from 6.54% to 7.03% at June 30, 2005; at December 31, 2004 rates ranged from 5.61% to 6.11%.	53,610	53,610

Total long-term debt	$311,512	$393,688

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At June 30, 2005, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At June 30, 2005, nonperforming assets totaled $7.4 million, compared to $9.6 million at year-end 2004. Nonperforming assets as a percentage of loans plus other real estate were 0.19% at June 30, 2005, compared to 0.28% at December 31, 2004. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	June 30, 2005	December 31, 2004
Nonaccrual loans	$6,949	$8,091
Restructured loans	—	—
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	6,949	8,091

Other real estate owned	450	1,531

Total nonperforming assets	$7,399	$9,622

Allowance for loan and lease losses to period-end loans	1.29%	1.33%

Allowance for loan and lease losses to period-end nonperforming loans	714.30	575.75

Allowance for loan and lease losses to period-end nonperforming assets	670.86	484.14

Net charge-offs to average loans (1)	0.03	0.06

Nonperforming assets to period-end loans and other real estate owned	0.19	0.28

Nonperforming loans to period-end loans	0.18	0.23

(1)  -   Excludes average loans held for sale

Net loan charge-offs for the 2005 six months totaled $482,000, or 0.03% (annualized) of average loans and leases for the period (excluding loans held for sale). The allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.29% at June 30, 2005, compared to 1.33% at December 31, 2004. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Allowance for loan and lease losses at beginning of period	$47,826	$42,392	$46,584	$36,562

Charge-offs:
Commercial, financial and agricultural	102	1,540	269	2,629
Real estate - mortgage	96	41	259	102
Consumer	331	209	490	388

Total charge-offs	529	1,790	1,018	3,119

Recoveries:
Commercial, financial and agricultural	184	341	267	421
Real estate - mortgage	31	223	41	272
Consumer	134	1,040	228	1,301

Total recoveries	349	1,604	536	1,994

Net charge-offs	180	186	482	1,125
Provision for loan and lease losses	1,991	1,278	3,535	2,506
Additions to allowance through acquisitions	—	—	—	5,541

Allowance for loan and lease losses at end of period	$49,637	$43,484	$49,637	$43,484

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan and lease losses at June 30, 2005 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at June 30, 2005, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	June 30, 2005
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans and leases (1)	$2,417,016	$624,545	$511,886	$320,538	$3,873,985
Securities (2)	78,810	155,999	362,798	541,600	1,139,207
Trading securities	—	—	—	—	—
Interest-bearing deposits in other banks	19,036	—	—	—	19,036
Funds sold	101,587	—	—	—	101,587

Total interest-earning assets	$2,616,449	$780,544	$874,684	$862,138	$5,133,815

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$538,333	$—	$—	$436,893	$975,226
Savings and money market deposits	471,695	—	—	422,464	894,159
Time deposits (3)	351,703	704,014	363,978	157,934	1,577,629
Funds purchased	501,734	—	—	—	501,734
Short-term borrowings	78,225	5,000	—	—	83,225
Long-term debt	270,610	27,000	12,000	1,902	311,512

Total interest-bearing liabilities	$2,212,300	$736,014	$375,978	$1,019,193	$4,343,485

Period gap	$404,149	$44,530	$498,706	$(157,055)

Cumulative gap	$404,149	$448,679	$947,385	$790,330	$790,330

Ratio of cumulative gap to total earning assets	7.87%	8.74%	18.45%	15.39%

(1)	Excludes nonaccrual loans of $6.9 million.
(2)	Excludes available for sale equity securities of $32.1 million.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At June 30, 2005, mortgage backed securities with a carrying value of $837.4 million, or 14.7% of total assets and essentially every loan and lease, net of unearned income, (totaling $3.85 billion, or 67.7% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $4.18 billion, or 73.6%, of total assets at June 30, 2005. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of June 30, 2005 % Change in Net Interest Income	As of December 31, 2004 % Change in Net Interest Income
+200 basis points	2.51%	5.12%
+100 basis points	1.68	1.98
0 basis points	—	—
-50 basis points	(1.69)	0.13
-100 basis points	(3.31)	(2.74)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 92.0% at June 30, 2005, compared to 88.8% at year-end 2004. Alabama National’s liquid assets as a percentage of total deposits were 7.0% at June 30, 2005, which is unchanged from year-end 2004. At June 30, 2005, Alabama National had unused federal funds lines of approximately $234.2 million, unused lines at the Federal Home Loan Bank of Atlanta of $1.2 billion and a credit line with a third party bank of $10.0 million with no principal balance outstanding. Alabama National elected to reduce the size of the credit line at its May, 2005 renewal due to its anticipated funding needs associated with this facility and the unused commitment fee it pays on amounts not borrowed under the credit line. Alabama National also has access to approximately $75.7 million via a credit facility with the Federal Reserve Bank of Atlanta. At June 30, 2005 and year-end 2004 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $19.8 million from December 31, 2004, to $549.3 million at June 30, 2005. This increase was attributable to the following components (in thousands):

Net income	$31,675
Dividends	(11,487)
Issuance of stock for option exercises and other stock based compensation	229
Additional paid in capital related to stock based compensation	1,075
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(1,738)

Net increase	$19,754

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at June 30, 2005. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each Bank at June 30, 2005:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	11.03%	12.25%	8.31%

First American Bank	10.84	12.04	8.40
Indian River National Bank	11.90	12.98	7.61
First Gulf Bank, N.A.	9.42	10.67	7.14
Public Bank	10.67	11.92	8.32
Community Bank of Naples, N.A.	8.98	10.23	7.47
Georgia State Bank	10.71	11.89	7.62
CypressCoquina Bank	10.06	11.26	7.68
Millennium Bank	10.40	11.63	7.73
Alabama Exchange Bank	15.84	17.10	7.50
Bank of Dadeville	13.72	14.97	7.40
Required minimums	4.00	8.00	4.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4. Controls and Procedures.

As of June 30, 2005, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective.

There was no significant change in Alabama National’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security-Holders.

Alabama National held its Annual Meeting of Stockholders on May 4, 2005. At the meeting, the stockholders of Alabama National were asked to vote on several matters, including the election of 16 directors to serve until the next annual meeting of stockholders. The results of the stockholder voting on all matters submitted to stockholder vote are summarized as follows:

Proposal 1 - Election of Directors:

	VOTES FOR	WITHHOLD AUTHORITY
W. Ray Barnes	14,506,683	50,115
Bobby A. Bradley	14,504,427	52,371
Dan M. David	14,233,402	323,396
John V. Denson	14,304,975	251,823
Griffin A. Greene	14,509,549	47,249
John H. Holcomb, III	14,242,744	314,054
John D. Johns	12,890,030	1,666,768
John J. McMahon, Jr.	14,192,483	364,315
C. Phillip McWane	11,417,149	3,139,649
William D. Montgomery	14,323,142	233,656
Richard Murray, IV	14,234,144	322,654
C. Lloyd Nix	14,333,844	222,954
G. Ruffner Page, Jr.	14,234,292	322,506
John M. Plunk	14,509,549	47,249
W. Stancil Starnes	14,298,291	258,507
W. Edgar Welden	14,315,676	241,122

Proposal 2 - Approval of Increase to the Number of Authorized Shares of Common Stock:

VOTES FOR	VOTES AGAINST	ABSTAIN
13,886,557	627,118	43,123

Proposal 3 - Approval of the Third Amendment and Restatement of the Alabama National Bancorporation Performance Share Plan:

VOTES FOR	VOTES AGAINST	ABSTAIN	BROKER NON-VOTES
11,612,720	385,206	61,580	2,497,292

Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm:

VOTES FOR	VOTES AGAINST	ABSTAIN
14,496,144	42,447	18,207

Item 6. Exhibits

Exhibits:	Exhibit 3.1 – Restated Certificate of Incorporation (filed as an exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

Exhibit 3.2 – First Amendment to Restated Certificate of Incorporation (filed as an exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.3 – Amended and Restated Bylaws (filed as an exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10.1 – Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated May 4, 2005 and incorporated herein by reference).

Exhibit 10.2 – Form of Amended Notice of Award under the Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated May 4, 2005 and incorporated herein by reference).

Exhibit 10.3 – Ninth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank, effective May 31, 2005 (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated June 6, 2005 and incorporated herein by reference).

Exhibit 10.4 – Seventh Note Modification Agreement between Alabama National BanCorporation and AmSouth Bank, effective May 31, 2005 (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated June 6, 2005 and incorporated herein by reference).

Exhibit 10.5 – Summary of Compensation Payable to Non-Employee Directors (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated April 20, 2005 and incorporated herein by reference).

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: August 5, 2005	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: August 5, 2005	/s/ William E. Matthews, V.
William E. Matthews, V., its Executive Vice President and
Chief Financial Officer