Form 10-Q
period 2005-09-30
ALABAMA NATIONAL BANCORPORATION
filed 2005-11-08
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant has 17,112,690 shares of common stock, par value $1.00 per share, outstanding at November 8, 2005.

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Alabama National BanCorporation (“Alabama National” or the “Company”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2004. With respect to the adequacy of the allowance for loan and lease losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$202,512	$155,027
Interest-bearing deposits in other banks	10,833	21,274
Federal funds sold and securities purchased under resell agreements	78,602	100,970
Trading securities, at fair value	—	590
Investment securities (fair values of $573,115 and $566,602)	580,088	568,493
Securities available for sale, at fair value	568,245	631,914
Loans held for sale	33,128	22,313
Loans and leases	4,063,134	3,499,353
Unearned income	(3,215)	(3,652)

Loans and leases, net of unearned income	4,059,919	3,495,701
Allowance for loan and lease losses	(51,679)	(46,584)

Net loans and leases	4,008,240	3,449,117
Property, equipment and leasehold improvements, net	109,654	99,455
Goodwill	148,088	144,396
Other intangible assets, net	9,943	11,286
Cash surrender value of life insurance	73,794	71,535
Receivable from investment division customers	11,061	2,223
Other assets	52,890	37,276

Total assets	$5,887,078	$5,315,869

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$769,412	$683,245
Interest bearing	3,500,181	3,251,478

Total deposits	4,269,593	3,934,723
Federal funds purchased and securities sold under repurchase agreements	596,162	379,114
Treasury, tax and loan accounts	—	2,217
Accrued expenses and other liabilities	58,389	43,861
Payable for securities purchased for investment division customers	11,061	2,223
Short-term borrowings	78,000	30,500
Long-term debt	311,425	393,688

Total liabilities	$5,324,630	$4,786,326

Commitments and contingencies (Note B)

Common stock, $1 par; 50,000,000 and 27,500,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 17,100,178 and 16,998,918 shares outstanding at September 30, 2005 and December 31, 2004, respectively	17,100	16,999
Additional paid-in capital	346,651	340,161
Retained earnings	204,568	173,345
Accumulated other comprehensive loss, net of tax	(5,871)	(962)

Total stockholders’ equity	562,448	529,543

Total liabilities and stockholders’ equity	$5,887,078	$5,315,869

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2005	2004
Interest income:
Interest and fees on loans and leases	$67,831	$48,320
Interest on securities	11,985	11,981
Interest on deposits in other banks	66	18
Interest on trading securities	7	9
Interest on federal funds sold and securities purchased under resell agreements	798	244

Total interest income	80,687	60,572

Interest expense:
Interest on deposits	$20,690	$11,924
Interest on federal funds purchased and securities sold under repurchase agreements	4,519	1,394
Interest on short-term borrowings	754	186
Interest on long-term debt	3,365	3,454

Total interest expense	29,328	16,958

Net interest income	51,359	43,614
Provision for loan and lease losses	2,440	1,624

Net interest income after provision for loan and lease losses	48,919	41,990

Noninterest income:
Service charges on deposit accounts	$4,181	$4,537
Investment services income	1,086	2,685
Securities brokerage and trust income	4,641	4,056
Gain on sale of mortgages	3,565	2,852
Insurance commissions	825	833
Bank owned life insurance	737	637
Loss on disposition of assets	(21)	(68)
Other	3,084	3,034

Total noninterest income	18,098	18,566

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2005	2004
Noninterest expense:
Salaries and employee benefits	$21,680	$19,630
Commission based compensation	4,051	4,357
Occupancy and equipment expenses	4,540	4,085
Amortization of intangibles	766	858
Other	9,953	9,278

Total noninterest expense	40,990	38,208

Income before provision for income taxes	26,027	22,348
Provision for income taxes	8,944	7,642

Net income	$17,083	$14,706

Weighted average common shares outstanding:
Basic	17,198	16,765

Diluted	17,412	17,013

Earnings per common share:
Basic	$0.99	$0.88

Diluted	$0.98	$0.86

Cash dividends per common share	$0.3375	$0.3125

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2005	2004
Interest income:
Interest and fees on loans and leases	$184,051	$132,632
Interest on securities	36,311	31,833
Interest on deposits in other banks	191	46
Interest on trading securities	16	44
Interest on federal funds sold and securities purchased under resell agreements	2,035	544

Total interest income	222,604	165,099

Interest expense:
Interest on deposits	$53,085	$33,403
Interest on federal funds purchased and securities sold under repurchase agreements	10,148	3,354
Interest on short-term borrowings	2,030	765
Interest on long-term debt	9,990	9,659

Total interest expense	75,253	47,181

Net interest income	147,351	117,918
Provision for loan and lease losses	5,975	4,130

Net interest income after provision for loan and lease losses	141,376	113,788

Noninterest income:
Service charges on deposit accounts	$12,265	$12,868
Investment services income	3,089	9,865
Securities brokerage and trust income	14,082	12,352
Gain on sale of mortgages	9,652	8,885
Insurance commissions	2,453	2,570
Bank owned life insurance	2,136	2,047
Securities gains	72	—
Gain (loss) on disposition of assets	690	(31)
Other	8,671	6,938

Total noninterest income	53,110	55,494

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2005	2004
Noninterest expense:
Salaries and employee benefits	$63,086	$56,301
Commission based compensation	11,556	13,906
Occupancy and equipment expenses	13,021	11,450
Amortization of intangibles	2,360	2,182
Other	30,343	26,152

Total noninterest expense	120,366	109,991

Income before provision for income taxes	74,120	59,291
Provision for income taxes	25,362	20,034

Net income	$48,758	$39,257

Weighted average common shares outstanding:
Basic	17,185	15,427

Diluted	17,404	15,680

Earnings per common share:
Basic	$2.84	$2.54

Diluted	$2.80	$2.50

Cash dividends per common share	$1.0125	$0.9375

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2005	2004
Net income	$17,083	$14,706
Other comprehensive income:
Unrealized (losses) gains on securities available for sale arising during the period	(4,930)	11,972
Less: Reclassification adjustment for net gains included in net income	—	—

Other comprehensive (loss) income, before tax	(4,930)	11,972
(Benefit of) provision for income taxes related to items of other comprehensive (loss) income	(1,759)	4,237

Other comprehensive (loss) income	(3,171)	7,735

Comprehensive income	$13,912	$22,441

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
Net income	$48,758	$39,257
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(7,550)	(13)
Less: Reclassification adjustment for net gains included in net income	72	—

Other comprehensive loss, before tax	(7,622)	(13)
(Benefit of) provision for income taxes related to items of other comprehensive (loss) income	(2,713)	3

Other comprehensive loss	(4,909)	(16)

Comprehensive income	$43,849	$39,241

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months ended September 30,
	2005	2004
Net cash flows provided by operating activities	$46,894	$46,915

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	73,472	93,114
Purchases of investment securities	(85,049)	(330,101)
Purchases of securities available for sale	(116,008)	(412,988)
Proceeds from sale of securities available for sale	13,804	6,233
Proceeds from calls and maturities of securities available for sale	158,067	562,524
Net decrease (increase) in interest bearing deposits in other banks	10,441	(6,294)
Net decrease (increase) in federal funds sold and securities purchased under resell agreements	22,368	(21,734)
Net increase in loans and leases	(566,393)	(290,446)
Purchase acquisitions, net of cash acquired	3,800	35,166
Purchases of property, equipment and leasehold improvements	(15,476)	(10,151)
Cash paid for bank owned life insurance	(27)	—
Proceeds from sale of other real estate owned and fixed assets	3,207	1,336

Net cash used in investing activities	(497,794)	(373,341)

Cash flows from financing activities:
Net increase in deposits	334,870	229,199
Net increase in federal funds purchased and securities sold under agreements to repurchase	217,048	59,252
Net increase (decrease) in short-term borrowings	26,283	(1,992)
Repayments of long-term debt	(63,000)	—
Proceeds from long-term debt	—	24,000
Dividends on common stock	(17,258)	(14,922)
Proceeds from sale of common stock	—	49,682
Other	442	2,231

Net cash provided by financing activities	498,385	347,450

Increase in cash and cash equivalents	47,485	21,024
Cash and cash equivalents, beginning of period	155,027	123,086

Cash and cash equivalents, end of period	$202,512	$144,110

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$1,295	$2,275

Adjustment to market value of securities available for sale, net of deferred income taxes	$(4,909)	$(16)

Assets acquired in business combinations	$4,749	$874,916

Liabilities assumed in business combinations	$4,643	$748,401

See accompanying notes to unaudited consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2004.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of financial condition. As of September 30, 2005, the total unfunded commitments which are not reflected in the consolidated statements of financial condition totaled $1.4 billion. A majority of these commitments will expire in less than one year.

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

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The issue applies to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, certain debt and equity securities within the scope of SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delayed the effective date for measurement and recognition guidance contained in Issue 03-1 until such time as additional implementation guidance could be provided. On November 3, 2005, FSP FAS 115-1 was issued. The FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic D-44. The FSP clarifies that investors shall recognize an impairment loss no later than when any impairment is deemed to be other than temporary, even if a decision to sell the investment has not been made. The FSP is effective for reporting periods beginning after December 15, 2005. The changes required by FSP 115-1 are not expected to have a material impact on Alabama National’s financial statements.

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which provides interpretive guidance on various issues in SFAS 123(R), particularly valuation methodologies and the selection of assumptions. This SAB also discusses the SEC staff’s expectations regarding disclosures in Management’s Discussion and Analysis related to share-based payment transactions, as well as the interaction of SFAS 123(R) with existing SEC guidance, such as that dealing with disclosure of non-GAAP financial measures.

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

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and nine months ended September 30, 2005 and 2004 (in thousands except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$17,083	$14,706	$48,758	$39,257
Weighted average basic common shares outstanding	17,198	16,765	17,185	15,427

Basic Earnings Per Share	$0.99	$0.88	$2.84	$2.54

Diluted Earnings Per Share:
Net income available to common shareholders	$17,083	$14,706	$48,758	$39,257
Weighted average common shares outstanding	17,198	16,765	17,185	15,427
Effect of dilutive securities	214	248	219	253

Weighted average diluted common shares outstanding	17,412	17,013	17,404	15,680

Diluted Earnings Per Share	$0.98	$0.86	$2.80	$2.50

NOTE E - SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Securities Brokerage & Trust Division	Mortgage Lending Division	Insurance Services Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three Months Ended September 30, 2005:
Interest income	$—	$395	$437	$—	$79,953	$(28)	$(70)	$80,687
Interest expense		69	205		28,190	934	(70)	29,328

Net interest income		326	232		51,763	(962)		51,359
Provision for loan and lease losses					2,440			2,440
Noninterest income	1,086	4,613	4,181	834	7,356	28		18,098
Noninterest expense	1,230	4,429	2,717	741	29,506	2,367		40,990

Net income (loss) before tax	$(144)	$510	$1,696	$93	$27,173	$(3,301)	$—	$26,027

Total assets as of September 30, 2005	$11,210	$30,740	$34,395	$4,089	$5,795,177	$11,467	$—	$5,887,078

Three Months Ended September 30, 2004:
Interest income	$—	$267	$305	$—	$60,067	$(29)	$(38)	$60,572
Interest expense		23	83		16,181	709	(38)	16,958

Net interest income		244	222		43,886	(738)		43,614
Provision for loan and lease losses					1,624			1,624
Noninterest income	2,685	4,056	3,512	911	7,383	19		18,566
Noninterest expense	2,117	3,946	2,741	887	26,877	1,640		38,208

Net income (loss) before tax	$568	$354	$993	$24	$22,768	$(2,359)	$—	$22,348

Total assets as of September 30, 2004	$35,036	$27,822	$24,066	$4,316	$5,043,578	$9,288	$—	$5,144,106

Nine Months Ended September 30, 2005:
Interest income	$—	$1,111	$1,091	$—	$220,651	$(86)	$(163)	$222,604
Interest expense		162	450		72,174	2,630	(163)	75,253

Net interest income		949	641		148,477	(2,716)		147,351
Provision for loan and lease losses					5,975			5,975
Noninterest income	3,089	14,054	10,682	2,479	22,718	88		53,110
Noninterest expense	3,535	13,343	7,490	2,438	86,650	6,910		120,366

Net income (loss) before tax	$(446)	$1,660	$3,833	$41	$78,570	$(9,538)	$—	$74,120

Nine Months Ended September 30, 2004:
Interest income	$—	$812	$780	$—	$163,672	$(86)	$(79)	$165,099
Interest expense		79	214		45,045	1,922	(79)	47,181

Net interest income		733	566		118,627	(2,008)		117,918
Provision for loan and lease losses					4,130			4,130
Noninterest income	9,865	12,352	9,501	2,648	21,074	54		55,494
Noninterest expense	7,482	11,748	6,801	2,663	76,590	4,707		109,991

Net income (loss) before tax	$2,383	$1,337	$3,266	$(15)	$58,981	$(6,661)	$—	$59,291

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

NOTE F - GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Insurance Services Division for the nine months ended September 30, 2005 are as follows (in thousands):

	Retail and Commercial Banking Segment	Insurance Services Division
Balance, December 31, 2004	$141,703	$2,693
Acquired goodwill	3,666	—
Other goodwill adjustments	26	—

Balance, September 30, 2005	$145,395	$2,693

During the first quarter of 2005 Alabama National purchased the minority interest in one of its bank subsidiaries. The total purchase price was $325,000. This transaction resulted in the recognition of $216,000 of additional goodwill. During the third quarter of 2005, Alabama National acquired a commercial mortgage origination company. Alabama National issued 64,839 shares of common stock in exchange for the outstanding shares of the acquired company. The transaction resulted in the recognition of $3.5 million of goodwill and $1.0 million of other amortizing intangible assets. Other goodwill adjustments relate to the refinement of the fair values assigned to the assets and liabilities of a previous acquisition.

Intangible assets as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$18,130	$(9,424)	$8,706
Mortgage servicing rights - purchased	1,018	(13)	1,005
Other customer intangibles	803	(571)	232

Total amortizing intangible assets	$19,951	$(10,008)	$9,943

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$18,130	$(7,172)	$10,958
Other customer intangibles	803	(475)	328

Total amortizing intangible assets	$18,933	$(7,647)	$11,286

During the nine months ended September 30, 2005 and 2004, Alabama National recognized $2.4 million and $2.2 million of other intangible amortization expense, respectively, and during the three months ended September 30, 2005 and 2004, Alabama National recognized $766,000 and $858,000 of other intangible amortization expense, respectively. Based upon recorded intangible assets as of September 30, 2005, aggregate amortization expense for each of the next five years is estimated to be $2.9 million, $2.5 million, $1.8 million, $1.2 million and $0.9 million, respectively.

NOTE G – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	91	92	272	275
Expected return on plan assets	(122)	(118)	(364)	(353)
Amortization of prior service cost	—	—	—	—
Amortization of transition asset	—	—	—	—
Amortization of net loss	8	8	24	25

Net periodic pension income	$(23)	$(18)	$(68)	$(53)

As of September 30, 2005, Alabama National has not made any 2005 contributions to the defined benefit pension plan because the plan is fully funded. Further, Alabama National does not anticipate making any contributions for the year ending December 31, 2005. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE H – SECURITIES

Information pertaining to securities with gross unrealized losses at September 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$24,119	$270	$9,675	$314	$33,794	$584
Obligations of states and political subdivisions	1,567	11	1,098	19	2,665	30
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	200,967	1,931	203,341	5,288	404,308	7,219

Total investment securities	$226,653	$2,212	$214,114	$5,621	$440,767	$7,833

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$90,202	$1,236	$117,429	$3,395	$207,631	$4,631
Obligations of states and political subdivisions	4,939	43	5,748	251	10,687	294
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	109,478	1,399	153,039	3,939	262,517	5,338

Total debt securities	204,619	2,678	276,216	7,585	480,835	10,263
Equity securities	365	38	—	—	365	38

Total securities available for sale	$204,984	$2,716	$276,216	$7,585	$481,200	$10,301

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

As of September 30, 2005, 250 debt securities have been in a loss position for more than twelve months and 231 debt securities have been in a loss position for less than twelve months. The unrealized losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not the credit worthiness of the issuers. Further, Alabama National has the current intent and ability to hold the securities to an expected recovery in market value. Therefore Alabama National has not recognized any other-than-temporary impairments.

NOTE I – TREASURY STOCK REPURCHASE PLAN

On December 15, 2004, the Board of Directors of Alabama National renewed its share repurchase program that was to expire on December 31, 2004. The renewed plan authorizes Alabama National to repurchase up to 300,000 shares of its common stock and will expire on December 31, 2005. There were no shares repurchased during the nine months ended September 30, 2005.

NOTE J – SUBSIDIARY MERGERS

On February 18, 2005, Alabama National merged two wholly owned subsidiaries, National Bank of Commerce and First American Bank. The combined bank now operates under the name First American Bank, headquartered in Birmingham, Alabama. On May 20, 2005, Alabama National merged another wholly owned subsidiary, First Citizens Bank, with First American Bank.

On March 18, 2005, Alabama National merged Citizens & Peoples Bank, N.A. and First Gulf Bank, both of which are also subsidiaries of Alabama National. The merged bank is headquartered in Pensacola, Florida and operates under the First Gulf Bank, N.A. name.

Since each of these mergers involved entities under common control, each of these mergers was accounted for at historical costs.

NOTE K – SUBSEQUENT EVENTS

On October 27, 2005, Alabama National signed a definitive agreement providing for the purchase of Florida Choice Bankshares, Inc. (“Florida Choice”). Under the terms of the agreement, Florida Choice will be merged with and into Alabama National, and Florida Choice’s bank subsidiary, Florida Choice Bank, will become a wholly-owned subsidiary of Alabama National. Following the acquisition Florida Choice Bank will continue to operate under its existing name, management, and board of directors. Alabama National will issue approximately 1.5 million total shares of common stock and common stock equivalents plus $5.12 million in cash to Florida Choice shareholders. Florida Choice shareholders who do not elect all cash will receive approximately 0.6079 Alabama National common shares for each share of Florida Choice common stock converted to Alabama National common stock. In addition, Alabama National anticipates paying cash equal to the intrinsic value of Florida Choice options in return for the termination of at least 90% of Florida Choice’s outstanding options. The total consideration is approximately $110 million at current market prices. At September 30, 2005, Florida Choice had assets of approximately $325 million.

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

Alabama National acquired Cypress Bankshares, Inc. on February 20, 2004, Indian River Banking Company on February 27, 2004 and Coquina Bank on July 9, 2004, using the purchase method of accounting in each transaction. Accordingly, the results of operations of Alabama National for the three and nine months ended September 30, 2004 include the results of Cypress Bank, Indian River National Bank and Coquina bank for the period since the acquisition date.

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

Performance Overview

Alabama National’s net income was $17.1 million for the third quarter of 2005 (the “2005 third quarter”), compared to $14.7 million for the third quarter of 2004 (the “2004 third quarter”). Net income for the nine months ended September 30, 2005 (the “2005 nine months”) was $48.8 million, compared to $39.3 million for the nine months ended September 30, 2004 (the “2004 nine months”). Net income per diluted common share for the 2005 and 2004 third quarters was $0.98 and $0.86, respectively. For the 2005 nine months, net income per diluted common share was $2.80, compared to $2.50 for the 2004 nine months.

The annualized return on average assets for Alabama National was 1.18% for the 2005 third quarter, compared to 1.15% for the 2004 third quarter. For the 2005 nine months the annualized return on average assets for Alabama National was 1.17%, compared to 1.11% for the 2004 nine months. The annualized return on average stockholders’ equity increased for the 2005 third quarter to 12.20%, as compared to 11.77% for the 2004 third quarter. The annualized return on average stockholders’ equity decreased for the 2005 nine months to 11.96%, as compared to 12.39% for the 2004 nine months. Each of the ratios has been negatively impacted by the three acquisitions completed by Alabama National in 2004, due to the amount of goodwill and other intangible assets recorded, and the return on average equity has also been reduced by the additional capital that was raised through an underwritten public offering of common stock during the third quarter of 2004. Book value per share at September 30, 2005 was $32.89, an increase of $1.74 from year-end 2004. Alabama National declared cash dividends totaling $1.0125 per share on common stock during the 2005 nine months, compared to $0.9375 per share declared on common stock during the 2004 nine months.

Net Income

Similar to the first and second quarters of 2005, the primary reason for the increased net income during the 2005 third quarter and 2005 nine months, compared to the same periods in 2004, is an increase in net interest income. Net interest income for the 2005 third quarter totaled $51.4 million, a 17.8% increase over the $43.6 million recorded in the 2004 third quarter. During the 2005 nine months, net interest income totaled $147.4 million, a 25.0% increase compared to $117.9 million recorded in the 2004 nine months. The increased net interest income was offset by a decline in total noninterest income recorded during the 2005 third quarter and nine months. During the 2005 third quarter, total noninterest income was $18.1 million, a decrease of $468 thousand as compared to the 2004 third quarter. For the 2005 nine months, noninterest income was $53.1 million, a decrease of 4.3% from $55.5 million recorded in the 2004 nine months. The income from the Investment Services Division experienced the largest decrease of any component of noninterest income in each of the 2005 third quarter and nine months. During the 2005 third quarter, income from this division totaled $1.1 million as compared to $2.7 million during the 2004 third quarter. For the 2005 nine months, income in the Investment Services Division decreased $6.8 million, or 68.7%, to $3.1 million.

Average earning assets for the 2005 third quarter and nine months increased by $608.1 million and $758.6 million, respectively, as compared to the same periods in 2004. Average interest-bearing liabilities increased by $461.2 million and $545.6 million during the 2005 third quarter and nine months, respectively, as compared to the same periods in 2004. The average taxable equivalent rate earned on assets was 6.18% and 5.93% for the 2005 third quarter and 2005 nine months, respectively, compared to 5.27% and 5.18% for the 2004 third quarter and 2004 nine months, respectively. The average rate paid on interest-bearing liabilities was 2.66% and 2.37% for the 2005 third quarter and 2005 nine months, respectively, compared to 1.72% and 1.70% for the 2004 third quarter and 2004 nine months, respectively. The net interest margin was 3.91% and 3.90% for the 2005 third quarter and 2005 nine months, respectively, compared to 3.77% and 3.67% for the 2004 third quarter and 2004 nine months, respectively. The net interest margin of 3.91% for the 2005 third quarter was 1 basis point higher than the net interest margin recorded in the first and second quarters of 2005. The yield earned on earning assets, specifically loans, has increased during the last four quarters due to the interest rate increases by the Federal Reserve, but the latest rate increases have also increased deposit costs considerably. Time deposits originated in a lower interest rate environment are repricing at higher current rates. Also, to remain competitive, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits due to continued rate increases by the Federal Reserve. Alabama National’s 16.1% loan growth during the first nine months of 2005 has also caused Alabama National to remain competitive with deposit rates to allow it to increase deposits to fund the loan growth.

The following tables depict, on a taxable equivalent basis for the 2005 and 2004 third quarters and nine months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended September 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:

Earning assets:
Loans and leases (1)(2)(3)	$3,977,186	$67,971	6.78%	$3,360,817	$48,442	5.73%
Securities:
Taxable	1,089,857	11,412	4.15	1,120,518	11,406	4.05
Tax exempt (2)	50,167	868	6.86	57,312	871	6.05
Cash balances in other banks	7,703	66	3.40	5,242	18	1.37
Funds sold	85,872	798	3.69	58,722	244	1.65
Trading account securities	713	7	3.90	778	9	4.60

Total earning assets (2)	5,211,498	81,122	6.18	4,603,389	60,990	5.27

Cash and due from banks	171,248			160,867
Premises and equipment	101,588			90,134
Other assets	297,664			266,000
Allowance for loan and lease losses	(50,516)			(45,345)

Total assets	$5,731,482			$5,075,045

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$901,391	$3,602	1.59%	$751,808	$1,440	0.76%
Savings deposits	911,046	3,908	1.70	873,149	2,120	0.97
Time deposits	1,622,181	13,180	3.22	1,449,082	8,364	2.30
Funds purchased	563,345	4,519	3.18	406,405	1,394	1.36
Other short-term borrowings	72,343	754	4.14	37,135	186	1.99
Long-term debt	311,469	3,365	4.29	403,007	3,454	3.41

Total interest-bearing liabilities	4,381,775	29,328	2.66	3,920,586	16,958	1.72

Demand deposits	729,220			602,994
Accrued interest and other liabilities	65,152			54,442
Stockholders’ equity	555,335			497,023

Total liabilities and stockholders’ equity	$5,731,482			$5,075,045

Net interest spread			3.52%			3.55%

Net interest income/margin on a taxable equivalent basis		51,794	3.94%		44,032	3.81%

Tax equivalent adjustment (2)		435			418

Net interest income/margin		$51,359	3.91%		$43,614	3.77%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2.7 million and $2.0 million are included in interest and fees on loans for the three months ended September 30, 2005 and 2004, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:

Earning assets:
Loans and leases (1)(2)(3)	$3,787,438	$184,451	6.51%	$3,142,319	$132,962	5.65%
Securities:
Taxable	1,110,353	34,592	4.17	1,029,276	30,274	3.93
Tax exempt (2)	53,227	2,605	6.54	50,860	2,362	6.20
Cash balances in other banks	8,980	191	2.84	6,215	46	0.99
Funds sold	87,086	2,035	3.12	58,959	544	1.23
Trading account securities	469	16	4.56	1,319	44	4.46

Total earning assets (2)	5,047,553	223,890	5.93	4,288,948	166,232	5.18

Cash and due from banks	167,836			141,475
Premises and equipment	103,573			88,204
Other assets	286,779			234,469
Allowance for loan and lease losses	(48,747)			(42,573)

Total assets	$5,556,994			$4,710,523

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$897,545	$9,393	1.40%	$695,276	$3,868	0.74%
Savings deposits	899,689	9,713	1.44	744,658	5,041	0.90
Time deposits	1,549,789	33,979	2.93	1,427,334	24,494	2.29
Funds purchased	491,318	10,148	2.76	392,212	3,354	1.14
Other short-term borrowings	72,560	2,030	3.74	57,785	765	1.77
Long-term debt	334,501	9,990	3.99	382,541	9,659	3.37

Total interest-bearing liabilities	4,245,402	75,253	2.37	3,699,806	47,181	1.70

Demand deposits	708,320			538,931
Accrued interest and other liabilities	58,087			48,610
Stockholders’ equity	545,185			423,176

Total liabilities and stockholders’ equity	$5,556,994			$4,710,523

Net interest spread			3.56%			3.48%

Net interest income/margin on a taxable equivalent basis		148,637	3.94%		119,051	3.71%

Tax equivalent adjustment (2)		1,286			1,133

Net interest income/margin		$147,351	3.90%		$117,918	3.67%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $7.2 million and $5.6 million are included in interest and fees on loans for the nine months ended September 30, 2005 and 2004, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for each of the 2005 third quarter and nine months compared to the 2004 third quarter and nine months, respectively. For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended September 30,
	2005 Compared to 2004 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$9,769	$9,760	$19,529
Securities:
Taxable	(1,175)	1,181	6
Tax exempt	(449)	446	(3)
Cash balances in other banks	12	36	48
Funds sold	151	403	554
Trading account securities	(1)	(1)	(2)

Total interest income	8,307	11,825	20,132

Interest-bearing liabilities:
Interest-bearing transaction accounts	333	1,829	2,162
Savings and money market deposits	97	1,691	1,788
Time deposits	1,107	3,709	4,816
Funds purchased	700	2,425	3,125
Other short-term borrowings	265	303	568
Long-term debt	(3,362)	3,273	(89)

Total interest expense	(860)	13,230	12,370

Net interest income on a taxable equivalent basis	$9,167	$(1,405)	7,762

Taxable equivalent adjustment			(17)

Net interest income			$7,745

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Nine Months Ended September 30,
	2005 Compared to 2004 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$29,567	$21,922	$51,489
Securities:
Taxable	2,432	1,886	4,318
Tax exempt	112	131	243
Cash balances in other banks	28	117	145
Funds sold	353	1,138	1,491
Trading account securities	(30)	2	(28)

Total interest income	32,462	25,196	57,658

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,359	4,166	5,525
Savings and money market deposits	1,204	3,468	4,672
Time deposits	2,228	7,257	9,485
Funds purchased	1,026	5,768	6,794
Other short-term borrowings	236	1,029	1,265
Long-term debt	(1,790)	2,121	331

Total interest expense	4,263	23,809	28,072

Net interest income on a taxable equivalent basis	$28,199	$1,387	29,586

Taxable equivalent adjustment			(153)

Net interest income			$29,433

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, credit and collateral administration trends, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $2.4 million and $6.0 million for the 2005 third quarter and nine months, respectively, compared to $1.6 million and $4.1 million recorded during the 2004 third quarter and nine months, respectively. The primary reason for the increased provision expense for each period of 2005 is due to the growth in loans outstanding during these periods. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income (excluding loans held for sale), was 1.27% at September 30, 2005, compared to 1.33% at December 31, 2004.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2005 third quarter was $18.1 million, compared to $18.6 million for the 2004 third quarter, a decrease of 2.5%. For the 2005 nine months, noninterest income decreased to $53.1 million, compared to $55.5 million for the 2004 nine months, a decrease of 4.3%. The major components of noninterest income include service charges on deposits, investment services revenue, securities brokerage and trust revenue, insurance commissions, gains from the sale of mortgage loans and income earned on bank owned life insurance.

The primary reason for the decrease in total noninterest income is decreased revenue from the investment services division. Revenue from this division totaled $1.1 million in the 2005 third quarter, a decrease of $1.6 million, or 59.6%, as compared to $2.7 million recorded in the 2004 third quarter. During the 2005 nine months, the investment services division revenue totaled $3.1 million, a decrease of $6.8 million, or 68.7%, as compared to $9.9 million in the 2004 nine months. The decrease during the 2005 third quarter and nine months is primarily due to two factors: the current interest rate environment and the departure of a group of salespeople in this division during the 2004 fourth quarter. The majority of the customers of the investment services division are correspondent banks. The revenue from this division generally decreases in a rising interest rate environment and also in a flat yield curve environment, as yields on most investment securities have a reduced spread above customers’ deposit costs. Service charges on deposits for the 2005 third quarter and 2004 third quarter were $4.2 million and $4.5 million, respectively. For the 2005 nine months, service charge income decreased to $12.3 million, from $12.9 million for the 2004 nine months. The decrease in service charges in the 2005 periods versus the 2004 periods is primarily related to increases in the earnings credit rate (“ECR”) attributed to commercial deposit accounts. The ECR, which generally varies with short term interest rates, is used by commercial customers to offset service charges on deposit accounts. As interest rates have risen in 2005, the higher ECR has resulted in lower service charges.

The decreased revenue recorded by the investment services division and decreased service charge income was offset somewhat by increased revenue in the securities brokerage and trust division. Securities brokerage and trust revenue increased during the 2005 third quarter and nine months as compared with the same periods of 2004. This division recorded revenue of $4.6 million during the 2005 third quarter, an increase of $0.6 million, or 14.4%, as compared to $4.1 million recorded during the 2004 third quarter. During the 2005 nine months the securities brokerage and trust division recorded revenue of $14.1 million, an increase of $1.7 million, or 14.0%, as compared to $12.4 million recorded in the 2004 nine months. The increase in the securities brokerage and trust division revenue during each period of 2005 is attributable to continued expansion in the number of customers and total customer assets under management by these departments. The gain generated from the sale of mortgages during the 2005 third quarter and nine months totaled $3.6 million and $9.7 million, respectively, as compared to $2.9 million and $8.9 million recorded in the same periods of 2004. The volume of loans originated and sold in the secondary market remains strong due to the interest rate environment for mortgage loans and the strong economies in the markets served by Alabama National. During the first nine months of 2005, Alabama National recognized net gains of approximately $690,000 resulting primarily from the sale of other real estate. Other noninterest income totaled $3.1 million for the 2005 third quarter, compared to $3.0 million during the 2004 third quarter. Other noninterest income increased to $8.7 million during the 2005 nine months, an increase of 25.0%, compared to $6.9 million recorded in the 2004 nine months. Contributing to this increase is revenue generated from debit card and credit card activity.

Noninterest expense was $41.0 million for the 2005 third quarter, compared to $38.2 million for the 2004 third quarter. For the 2005 nine months, noninterest expense was $120.4 million, compared to $110.0 million for the 2004 nine months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $21.7 million for the 2005 third quarter, compared to $19.6 million for the 2004 third quarter. For the 2005 nine months, salaries and employee benefits were $63.1 million, compared to $56.3 million in the 2004 nine months. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of branches and business lines, increases in health insurance costs, higher incentive compensation accruals, and merit compensation increases. Commission based compensation was $4.1 million for the 2005 third quarter, compared to $4.4 million for the 2004 third quarter. For the 2005 nine months, commission based compensation totaled $11.6 million, compared to $13.9 million in the 2004 nine months. The decrease in commission based compensation recorded for each period of 2005 is attributable to decreased production in the investment services division, as a significant portion of the compensation in this division is production-based. Occupancy and equipment expense totaled $4.5 million in the 2005 third quarter and $4.1 million in the 2004 third quarter. Occupancy and equipment expense totaled $13.0 million in the 2005 nine months and $11.5 million in the 2004 nine months. The primary reason for the increased occupancy and equipment expense for the 2005 third quarter and nine months is due to branch expansion. Other noninterest expense increased to $10.0 million in the 2005 third quarter, compared with $9.3 million in the 2004 third quarter. Other noninterest expense was $30.3 million in the 2005 nine months and $26.2 million in the 2004 nine months. Other expenses that contributed to this increase during the 2005 third quarter and nine months included advertising and professional fees associated with the subsidiary bank mergers during the first six months of 2005, as well as increased professional fees during both periods of 2005 as compared to 2004.

Because of an increase in pre-tax income, income tax expense was $8.9 million for the 2005 third quarter, compared to $7.6 million for the 2004 third quarter. For the 2005 nine months, income tax expense was $25.4 million, compared to $20.0 million for the 2005 nine months. The effective tax rates for the 2005 third quarter and the 2005 nine months were 34.4% and 34.2%, respectively, compared to 34.2% and 33.8% for the same periods of 2004. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation. The effective rate in the 2005 third quarter and nine months is higher than the 2004 periods due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on September 30, 2005. Loans and leases, net of unearned income, were $4.06 billion, or 69.0% of total assets at September 30, 2005, compared to $3.50 billion, or 65.8% at December 31, 2004. Loans and leases grew $564.2 million, or 16.1%, during the 2005 nine months, compared to year-end 2004. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	September 30, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$280,861	6.91%	$282,212	8.06%
Real estate:
Construction	1,132,427	27.88	776,594	22.20
Mortgage - residential	1,095,441	26.96	963,083	27.52
Mortgage - commercial	1,109,183	27.30	1,046,622	29.91
Mortgage - other	9,266.23		10,644.30
Consumer	84,065	2.07	88,653	2.53
Lease financing receivables	65,130	1.60	70,289	2.01
Securities brokerage margin loans	15,586.38		14,517.41
Other	271,175	6.67	246,739	7.06

Total gross loans and leases	4,063,134	100.00%	3,499,353	100.00%

Unearned income	(3,215)		(3,652)

Total loans and leases, net of unearned income	4,059,919		3,495,701
Allowance for loan and lease losses	(51,679)		(46,584)

Total net loans and leases	$4,008,240		$3,449,117

The carrying value of investment securities increased $11.6 million during the 2005 nine months from $568.5 million at December 31, 2004. During the 2005 nine months, Alabama National purchased $85.0 million of investment securities and received $73.5 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $63.7 million in the 2005 nine months compared to year-end 2004. During the 2005 nine months, purchases of available for sale securities totaled $116.0 million, and maturities, calls, and sales of available for sale securities totaled $171.9 million. During the 2005 nine months, the available for sale portfolio experienced an unrealized loss, net of taxes, totaling $4.9 million.

Trading account securities, which had a balance of -0- at September 30, 2005, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $78.6 million at September 30, 2005 and $101.0 million at December 31, 2004.

Deposits and Other Funding Sources

Deposits increased by $334.9 million from December 31, 2004, to $4.27 billion at September 30, 2005. Deposits continue to increase due to recent branch expansions, successful business development efforts by the Company and an overall growth in the economies in the markets served by Alabama National. At September 30, 2005, deposits included $160.7 million of brokered time deposits, compared to $177.7 million at December 31, 2004.

Federal funds purchased and securities sold under agreements to repurchase totaled $596.2 million at September 30, 2005, an increase of $217.0 million from December 31, 2004. Alabama National continues to focus on expanding its relationships with downstream correspondent banks. The majority of the increase in federal funds purchased is related to federal funds sold to Alabama National by downstream correspondents. These balances typically vary with liquidity, loan demand, and investment securities purchases at downstream correspondents. Short-term borrowings at September 30, 2005 totaled $78.0 million and consisted entirely of advances from the Federal Home Loan Bank (“FHLB”).

Alabama National’s short-term borrowings at September 30, 2005 and December 31, 2004 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	September 30, 2005	December 31, 2004
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 2.18% at December 31, 2004; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2006.	$—	$500

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 4.16% and 2.44% at September 30, 2005 and December 31, 2004, respectively.	39,000	15,000

FHLB borrowings due at dates ranging from November 10, 2005 to July 13, 2006; bearing interest at fixed and variable rates ranging from 3.06% to 5.85%.	39,000	15,000

Total short-term borrowings	$78,000	$30,500

Alabama National’s long-term debt at September 30, 2005 and December 31, 2004 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	September 30, 2005	December 31, 2004
FHLB borrowings due at various maturities ranging from March 8, 2008 through November 7, 2012 at September 30, 2005; at December 31, 2004, maturities ranged from February 11, 2008 to November 7, 2012; bearing interest at fixed rates ranging from 2.05% to 6.00% at September 30, 2005, and bearing interest ranging from 1.89% to 6.00% at December 31, 2004; convertible to variable rate advances at the option of the FHLB at dates ranging from November 5, 2005 to November 7, 2007.	$227,815	$263,078

FHLB borrowing due November 5, 2008; rate varies quarterly with LIBOR and was 3.73% and 2.20% at September 30, 2005 and December 31, 2004, respectively. During the second quarter of 2005 an advance was reclassified to short-term.	30,000	49,000

FHLB borrowing due September 12, 2006; rate was fixed at 2.54% at December 31, 2004; during the first quarter of 2005 the advance was called and was repaid by the Company.	—	28,000

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary quarterly with LIBOR and ranged from 7.07% to 7.49% at September 30, 2005; at December 31, 2004 rates ranged from 5.61% to 6.11%.	53,610	53,610

Total long-term debt	$311,425	$393,688

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At September 30, 2005, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At September 30, 2005, nonperforming assets totaled $8.1 million, compared to $9.6 million at year-end 2004. Nonperforming assets as a percentage of loans plus other real estate were 0.20% at September 30, 2005, compared to 0.28% at December 31, 2004. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	September 30, 2005	December 31, 2004
Nonaccrual loans	$7,411	$8,091
Restructured loans	—	—
Loans past due 90 days or more and still accruing interest	—	—

Total nonperforming loans	7,411	8,091
Other real estate owned	668	1,531

Total nonperforming assets	$8,079	$9,622

Allowance for loan and lease losses to period-end loans	1.27%	1.33%
Allowance for loan and lease losses to period-end nonperforming loans	697.33	575.75
Allowance for loan and lease losses to period-end nonperforming assets	639.67	484.14
Net charge-offs to average loans (1)	0.04	0.06
Nonperforming assets to period-end loans and other real estate owned	0.20	0.28
Nonperforming loans to period-end loans	0.18	0.23

(1)   -  Excludes average loans held for sale

Net loan charge-offs for the 2005 nine months totaled $880,000, or 0.03% (annualized) of average loans and leases for the period (excluding loans held for sale). The allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.27% at September 30, 2005, compared to 1.33% at December 31, 2004. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Allowance for loan and lease losses at beginning of period	$49,637	$43,484	$46,584	$36,562

Charge-offs:
Commercial, financial and agricultural	223	519	492	3,148
Real estate - mortgage	212	66	471	168
Consumer	356	240	846	628

Total charge-offs	791	825	1,809	3,944

Recoveries:
Commercial, financial and agricultural	191	121	458	542
Real estate - mortgage	58	42	99	314
Consumer	144	88	372	1,389

Total recoveries	393	251	929	2,245

Net charge-offs	398	574	880	1,699
Provision for loan and lease losses	2,440	1,624	5,975	4,130
Additions to allowance through acquisitions	—	1,369	—	6,910

Allowance for loan and lease losses at end of period	$51,679	$45,903	$51,679	$45,903

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses, internal credit ratings and other related factors. Based on this analysis, management considers the allowance for loan and lease losses at September 30, 2005 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at September 30, 2005, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	September 30, 2005
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans and leases (1)	$2,363,316	$421,795	$670,711	$629,814	$4,085,636
Securities (2)	42,936	132,777	348,180	593,215	1,117,108
Trading securities	—	—	—	—	—
Interest-bearing deposits in other banks	10,833	—	—	—	10,833
Funds sold	78,602	—	—	—	78,602

Total interest-earning assets	$2,495,687	$554,572	$1,018,891	$1,223,029	$5,292,179

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$419,404	$—	$—	$488,145	$907,549
Savings and money market deposits	484,377	—	—	419,955	904,332
Time deposits (3)	344,976	784,823	381,199	177,302	1,688,300
Funds purchased	596,162	—	—	—	596,162
Short-term borrowings	73,000	5,000	—	—	78,000
Long-term debt	150,610	129,000	12,000	19,815	311,425

Total interest-bearing liabilities	$2,068,529	$918,823	$393,199	$1,105,217	$4,485,768

Period gap	$427,158	$(364,251)	$625,692	$117,812

Cumulative gap	$427,158	$62,907	$688,599	$806,411	$806,411

Ratio of cumulative gap to total earning assets	8.07%	1.19%	13.01%	15.24%

(1)	Excludes nonaccrual loans of $7.4 million.
(2)	Excludes available for sale equity securities of $31.2 million.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. As shown in the table above, Alabama National is asset sensitive on a cumulative basis throughout all periods but is liability sensitive in the three through twelve month time frame. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At September 30, 2005, mortgage backed securities with a carrying value of $829.3 million, or 14.1% of total assets and essentially every loan and lease, net of unearned income, (totaling $4.06 billion, or 69.0% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $4.27 billion, or 72.5% of total assets at September 30, 2005. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of September 30, 2005 % Change in Net Interest Income	As of December 31, 2004 % Change in Net Interest Income
+200 basis points	4.01%	5.12%
+100 basis points	2.19	1.98
0 basis points	—	—
-50 basis points	(0.81)	0.13
-100 basis points	(1.43)	(2.74)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 95.1% at September 30, 2005, compared to 88.8% at year-end 2004. Alabama National’s liquid assets as a percentage of total deposits was 6.8% at September 30, 2005, as compared to 7.0% at year-end 2004. At September 30, 2005, Alabama National had unused federal funds lines of approximately $234.0 million, unused lines at the Federal Home Loan Bank of Atlanta of $1.3 billion and a credit line with a third party bank of $10.0 million with no principal balance outstanding. Alabama National elected to reduce the size of the credit line at its May 2005 renewal due to its anticipated funding needs associated with this facility and the unused commitment fee it pays on amounts not borrowed under the credit line. Alabama National also has access to approximately $82.9 million via a credit facility with the Federal Reserve Bank of Atlanta. At September 30, 2005 and year-end 2004 there were no outstanding borrowings under the Federal Reserve Bank credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $32.9 million from December 31, 2004, to $562.4 million at September 30, 2005. This increase was attributable to the following components (in thousands):

Net income	$48,758
Dividends	(17,258)
Issuance of stock for option exercises and other stock based compensation	441
Additional paid in capital related to stock based compensation	1,640
Issuance of stock in purchase business combination	4,233
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(4,909)

Net increase	$32,905

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at September 30, 2005. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each Bank at September 30, 2005:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.78%	11.98%	8.30%

First American Bank	10.62	11.81	8.26
Indian River National Bank	11.34	12.41	7.72
First Gulf Bank, N.A.	9.10	10.35	7.29
Public Bank	10.18	11.38	8.34
Community Bank of Naples, N.A.	9.22	10.47	7.85
Georgia State Bank	10.32	11.48	7.79
CypressCoquina Bank	10.39	11.58	7.80
Millennium Bank	10.64	11.89	7.60
Alabama Exchange Bank	15.81	17.06	7.58
Bank of Dadeville	14.35	15.60	7.66
Required minimums	4.00	8.00	4.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4. Controls and Procedures.

As of September 30, 2005, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective.

There was no significant change in Alabama National’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2005, the Company issued 64,839 shares of Alabama National common stock in connection with the purchase of Byars and Company, Inc., pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. This transaction was made without general solicitation or advertising. The Company believes that each purchaser in this transaction (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the Alabama National common stock solely for his own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

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

ALABAMA NATIONAL BANCORPORATION

Date: November 8, 2005	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: November 8, 2005	/s/ William E. Matthews, V
William E. Matthews, V, its Executive Vice President and Chief Financial Officer