Form 10-K
period 2005-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2006-03-15
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-25160

ALABAMA NATIONAL BANCORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-1114426
(State of incorporation)	(IRS employer identification number)

1927 First Avenue North, Birmingham, Alabama 35203-4009
(Address of principal executive offices) (Zip Code)

205-583-3600

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2005 was $888,660,372.

As of March 10, 2006 the registrant had outstanding 17,151,146 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 3, 2006 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Alabama National BanCorporation (the “Company” or “Alabama National”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Alabama National, may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect Alabama National’s current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements.

These risks, uncertainties and other factors include, but are not limited to, those risks discussed under “Item 1A.—Risk Factors” and the following:

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

Words such as “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of Alabama National. Any such statement speaks only as of the date the statement was made. Alabama National undertakes no obligation to update or revise any forward-looking statements.

PART I

ITEM 1.	BUSINESS

Alabama National BanCorporation (“Alabama National” or “the Company”) is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). Alabama National is currently the parent of ten banks (the “Banks”), summarized below.

Bank	Principal Markets	Total Assets at December 31, 2005
1. First American Bank	Birmingham Metropolitan Area, Decatur/Huntsville/Athens, Talladega, and Auburn/Opelika, Alabama	$2,779,982,000
2. Indian River National Bank	Indian River and Brevard Counties, Florida	$752,914,000
3. First Gulf Bank, N.A.	Pensacola and Panama City, Florida and Baldwin County, Alabama	$586,199,000
4. Community Bank of Naples, N.A.	Naples, Florida	$385,371,000
5. Public Bank	Metropolitan Orlando and Lake County, Florida	$382,850,000
6. Georgia State Bank	Metropolitan Atlanta, Georgia	$379,005,000
7. CypressCoquina Bank	Ormond Beach, Florida	$296,889,000
8. Millennium Bank	Gainesville, Florida	$168,682,000
9. Alabama Exchange Bank	Tuskegee, Alabama	$82,612,000
10. Bank of Dadeville	Dadeville, Alabama	$78,080,000

In addition, Alabama National is currently the ultimate parent of one securities brokerage firm, NBC Securities, Inc. (Birmingham, Alabama); one receivables factoring company, Corporate Billing, Inc. (Decatur, Alabama); and one insurance agency, ANB Insurance Services, Inc. (headquartered in Birmingham, Alabama). Alabama National also offers commercial brokerage services through a division of First American Bank.

Recent Developments

On October 27, 2005, Alabama National signed a definitive agreement providing for the purchase of Florida Choice Bankshares, Inc. (“Florida Choice”). Under the terms of the agreement, Florida Choice will be merged with and into Alabama National, and Florida Choice’s bank subsidiary, Florida Choice Bank, will become a wholly-owned subsidiary of Alabama National. Alabama National will issue approximately 1.5 million total shares of common stock and common stock equivalents plus $5.12 million in cash to Florida Choice shareholders. Florida Choice shareholders who do not elect all cash will receive approximately 0.6079 Alabama National common shares for each share of Florida Choice common stock converted to Alabama National common stock. Florida Choice is headquartered in Mt. Dora, Florida, and operates six offices in the greater Orlando and Ocala, Florida area. At September 30, 2005, Florida Choice had assets of approximately $325 million. The transaction is expected to close in the beginning of the second quarter of 2006.

Subsidiary Banks

Alabama National operates through 10 subsidiary Banks which have a total of 87 banking offices and eight loan/mortgage origination offices in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending, and equipment leasing to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions.

First American Bank offers trust and investment management services to corporations and individuals. Investment services and securities brokerage services are offered through NBC Securities, Inc. at a number of the locations of the Banks. Commercial mortgage services, including the origination of permanent commercial real estate mortgage loans for various lenders, are provided by Byars and Company, a division of First American Bank. Property and casualty insurance services are offered at a number of the locations of the Banks by ANB Insurance Services, Inc., a subsidiary of First American Bank. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler’s checks, money orders and cashier’s checks.

Lending Activities

General

Through the Banks, Alabama National offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks’ market areas. Alabama National’s total loans, net of unearned interest, at December 31, 2005, were approximately $4.1 billion, or approximately 76.9% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Alabama National has no “foreign loans” (other than approximately $1.5 million of factored receivables) or loans for “highly leveraged transactions,” as such terms are defined by applicable banking regulations.

Loan Portfolio

Real Estate Loans.    Loans secured by real estate are the primary component of Alabama National’s loan portfolio, constituting approximately $3.4 billion, or 82.7% of total loans, net of unearned interest, at December 31, 2005. The Banks originate consumer and commercial related real estate purpose loans. Also, the Banks often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the guarantor(s). Origination fees are charged for most real estate secured loans. Furthermore, the Banks have adopted the Interagency Supervisory Real Estate Loan-to-Value Limits issued by the federal regulators as the maximum allowable loan-to-value ratio; however, exceptions are permitted provided justification is supported by sufficient mitigating factors.

Real estate lending activities consist of the following:

•	The primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have fixed rates for up to five years, with maturities of 25 to 30 years. Also the Banks originate home equity lines of credit secured by residential property. These loans are typically made on a variable rate basis with maturities up to 15 years.

•	The Banks’ commercial real estate term loans accrue at either variable or fixed rates. The variable rates approximate current market rates. Amortizations are typically no more than 25 years with maturity dates generally five years or less.

•	Construction and land development loans are typically made on a variable rate basis. Loan terms usually do not exceed twenty-four months.

•

The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate, borrower qualification and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 2005, the Banks sold approximately $723 million in loans to such purchasers.

Consumer Loans.    Consumer lending includes installment lending to individuals in the Banks’ market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $82.9 million, or 2.0% of Alabama National’s loan portfolio at December 31, 2005. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

Commercial and Financial Loans.    The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, the Banks have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory, and up to 100% on loans secured by equipment. The Banks also make some unsecured commercial loans and offer equipment leasing. Commercial and financial loans constituted $287.0 million, or 6.9% of Alabama National’s loan portfolio at December 31, 2005. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

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

Alabama National addresses repayment risks by adhering to internal credit policies and procedures which all of the Banks have adopted. These policies and procedures include officer and customer lending limits, a multi-layered loan approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. The point in each Bank’s loan approval process at which a loan is approved depends on the size of the borrower’s credit relationship with such Bank. Each of the lending officers at each of the Banks has the authority to approve loans up to an approved loan authority amount as approved by each Bank’s Board of Directors. Loans in excess of the highest loan authority amount at each Bank must be approved by Alabama National’s President and Chief Operating Officer or Alabama National’s Vice President of Credit Administration. In addition, loans in excess of a particular loan officer’s approval authority must be approved by a more senior officer at the particular Bank, the loan committee at such Bank, or both.

Loan Review.    Alabama National maintains a continuous loan review system for First American Bank, Indian River National Bank and First Gulf Bank, and a scheduled review system for the other Banks. Under this system, each loan officer is directly responsible for monitoring the risk in his portfolio and is required to maintain risk ratings for each credit assigned. The risk rating system incorporates the basic regulatory rating system as set forth in the applicable regulatory asset quality examination procedures.

Alabama National’s Loan Review Department (“LRD”), which is wholly independent of the lending function, serves as a validation of each loan officer’s risk monitoring and rating system. LRD’s primary function is to provide the Board of Directors of each Bank with a thorough understanding of the credit quality of such Bank’s loan portfolio. Other review requirements are in place to provide management with early warning systems for problem loans as well as compliance with stated lending policies. LRD’s findings are reported, along with an asset quality review, to the Alabama National Board of Directors at each bi-monthly meeting.

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

Deposit rates are reviewed weekly by senior management of each of the Banks. Management at Alabama National believes that the rates the Banks offer are competitive with those offered by other institutions in the Banks’ market areas. Alabama National also focuses on customer service to attract and retain deposits.

Investment Services

First American Bank operates an investment department devoted primarily to handling correspondent banks’ investment needs. Services provided by the investment department include the sale of fixed income securities, asset/liability consulting, safekeeping and bond accounting.

Securities Brokerage and Trust Division

First American Bank’s wholly owned subsidiary, NBC Securities, Inc. (“NBC Securities”), is a broker-dealer registered with the National Association of Securities Dealers and the Securities Investors Protection Corporation. NBC Securities provides investment services to individuals and institutions. These services include the sale of stocks, bonds, mutual funds, annuities, margin loans, other insurance products and financial advisory services. NBC Securities has a total of approximately 78 investment representatives and advisors located in 44 offices in Alabama, Florida, Georgia and Tennessee. First American Bank also operates a trust division that manages the assets of institutional and individual customers, primarily in the Birmingham, Alabama market.

Mortgage Lending Division

Substantially all of the Banks operate mortgage lending divisions that make home loans to individuals located in the markets served by the Banks. The majority of these loans are sold to corporate investors, who also service the loans. In addition to selling traditional residential mortgages, with the 2005 acquisition of Byars and Company, Alabama National now has a commercial mortgage banking operation. Through this division of First American Bank, Alabama National arranges permanent financing with outside investors for commercial real estate transactions. First American Bank earns a fee for this service. Alabama National also services many of the loans for the permanent investors and earns a fee for this service as well.

Insurance Services Division

ANB Insurance Services, Inc., a subsidiary of Alabama National’s First American Bank, is a full service independent property and casualty insurance agency headquartered in Birmingham, Alabama. Agents are located at many of the Banks.

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

Market Areas and Growth Strategy

Alabama National currently conducts business through 45 banking locations in Alabama, 34 banking locations in Florida and 8 banking locations in Georgia. Approximately 99% of the Banks’ deposits are in metropolitan statistical areas.

Alabama National intends to pursue expansion into attractive, high growth markets in Florida, Georgia and Alabama through acquisitions of community banks and branch locations and through bank expansions. Since 1995, Alabama National has successfully integrated eleven bank acquisitions and two separate branch acquisitions. Alabama National focuses its acquisition strategy on high quality community banks with proven management teams that view Alabama National as a partner, rather than as an exit strategy. Alabama National’s strategy is to maintain the management team of each acquired bank, allowing it to retain its local entrepreneurial identity and decision making, while simultaneously creating efficiencies in the administrative and back office operations of the bank.

In Alabama, Alabama National focuses its operations in three principal market areas: north Alabama (Decatur-Huntsville market); the metropolitan Birmingham area and east central Alabama; and Baldwin County (located on the Gulf Coast between Mobile, Alabama and Pensacola, Florida). In Florida, Alabama National focuses its operations in six principal market areas: Pensacola and Panama City (located in the Florida panhandle); the Gainesville metropolitan area; the Orlando metropolitan area; the coastal Atlantic counties of Indian River and Brevard (including the Port St. Lucie metropolitan area); the Palm Coast / Ormond Beach region; and the Naples and Fort Myers metropolitan areas. In Georgia, Alabama National focuses its operations in the greater-Atlanta counties of Cobb, Douglas and Paulding.

Through First American Bank, Alabama National serves the metropolitan Birmingham market, which includes portions of Jefferson, Shelby and St. Clair Counties. First American Bank also serves Morgan, Limestone and Madison Counties in north Alabama, Talladega County in central Alabama and Lee County in east central Alabama. The Decatur-Huntsville, Alabama market has demonstrated a growing economic base in recent years. First American entered the Lee County market, which includes the communities of Auburn and Opelika, with the 2001 acquisition of Farmers National Bancshares, Inc. Lee County is also one of Alabama’s higher growth counties.

Through First Gulf Bank, N.A., Alabama National serves Baldwin County, Alabama, as well as Pensacola and Panama City, Florida. Baldwin County, located between Mobile, Alabama and Pensacola, Florida, has a broad base of economic activity in the retail and service, agriculture, seafood, tourism and manufacturing industries. Baldwin County includes the popular tourism and retirement resort communities of Gulf Shores, Orange Beach and Fairhope. Shelby, Baldwin, Lee and St. Clair Counties have been named in statistical surveys as four of the fastest growing counties in Alabama.

In 1997, Alabama National expanded outside of Alabama with the opening of Citizens & Peoples Bank, N.A. in Escambia County, Florida. In May 2005, Alabama National’s First Gulf Bank merged with and into Citizens & Peoples Bank, N.A., which now operates under the name First Gulf Bank, N.A. and serves Pensacola and Panama City, Florida, as well as Baldwin County, Alabama. In 1998, Alabama National further expanded its presence in markets outside of Alabama with two acquisitions in Florida and one in Georgia. Community Bank of Naples, N.A., located in Collier County, Florida, and Georgia State Bank, located in the greater-Atlanta counties of Cobb, Douglas and Paulding, are located in markets that are among the fastest growing in their respective states. Public Bank is located in the fast-growing greater Orlando area, with offices in Altamonte Springs, Kissimmee and St. Cloud, Florida. In 2001, Alabama National expanded its presence in the greater-Orlando area with the acquisition of Peoples State Bank of Groveland (“Peoples State Bank”), serving customers in the communities of Groveland, Leesburg and Clermont, Florida. Peoples State Bank merged with Public Bank in 2004. In 2003, Alabama National further expanded in Florida with the acquisition of Millennium Bank in Gainesville. Home to the University of Florida, Gainesville has experienced solid economic activity and good population growth.

In February 2004, Alabama National completed the acquisitions of two additional Florida bank holding companies: Cypress Bankshares, Inc. in Palm Coast and Indian River Banking Company in Vero Beach. Palm Coast, located in Flagler County, has experienced strong growth in population and bank deposits. Indian River serves the coastal Atlantic counties of Indian River and Brevard through eight locations in Vero Beach, Sebastian, Melbourne, Palm Bay and Rockledge, Florida. In July 2004, Alabama National acquired Coquina Bank of Ormond Beach, Florida. Coquina Bank subsequently merged with Cypress Bank in August 2004 to form CypressCoquina Bank.

The other subsidiary Banks, Alabama Exchange Bank and Bank of Dadeville, are located in non-metropolitan areas. Each of these Banks, while experiencing lower growth due to limited market growth, typically operates at a high level of profitability. As a result, these Banks tend to produce capital for growth in many of the high growth markets served by the other Banks. Alabama National’s strategy is to focus on maximization of profitability for these non-metropolitan banks, since market growth has not been as significant.

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

During 1998, First American Bank formed a commercial leasing division which currently focuses on machinery and equipment leases to business customers. Also, Alabama National is exploring expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to Alabama National. ANB Insurance Services, Inc., Alabama National’s full service independent property and casualty insurance agency headquartered in Decatur, Alabama, has agents in most of the markets serviced by the Banks and has sought to expand its footprint through internal growth and acquisitions. Alabama National has also expanded its securities brokerage unit, NBC Securities, Inc., by locating investment representatives in offices of several of Alabama National’s subsidiary Banks as well as in offices of some correspondent banks. It has also added investment representatives in other non-bank locations when opportunities have arisen.

While Alabama National plans to continue its growth as described above, there is no assurance that its efforts will be successful.

Employees

As of December 31, 2005, Alabama National and the Banks together had approximately 1,524 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. Alabama National considers its relations with its employees to be good.

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

John H. Holcomb, III—Age 54—Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of Alabama National since 1996. Mr. Holcomb served as Chief Executive Officer of National Bank of Commerce of Birmingham (“NBC”) from 1990 through February 2005. Effective February 2005, Mr. Holcomb began serving as Chairman of the Board of First American Bank.

Dan M. David—Age 60—Vice Chairman. Mr. David has served as Vice Chairman of Alabama National since 1997 when First American Bancorp merged with and into Alabama National. Mr. David also serves as Vice Chairman of First American Bank, a position he has held since February 2005. From 1995 to February 2005, Mr. David served as Chairman and Chief Executive Officer of First American Bank. Mr. David served as Chairman and Chief Executive Officer of First American Bancorp from 1995 through 1997.

Richard Murray, IV—Age 43—President and Chief Operating Officer. Mr. Murray has served as President and Chief Operating Officer of Alabama National since 2000. Prior to such time, Mr. Murray served as Executive Vice President of Alabama National beginning in 1998. Mr. Murray also serves as Vice Chairman of First American Bank, a position he has held since February 2005. Mr. Murray served as Executive Vice President of NBC from 1997 to February 2005.

William E. Matthews, V—Age 41—Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of Alabama National since 1998. Mr. Matthews also serves as Executive Vice President and Chief Financial Officer of First American Bank, positions he has held since February 2005. Mr. Matthews served as Executive Vice President and Chief Financial Officer of NBC from 1998 to February 2005. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996.

John R. Bragg—Age 44—Executive Vice President. Mr. Bragg has served as Executive Vice President of Alabama National since 1998. Mr. Bragg also serves as Executive Vice President of First American Bank, a position he has held since February 2005. Mr. Bragg served as Executive Vice President of NBC from 1997 to February 2005. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

James R. Thompson, III—Age 46. Mr. Thompson has served as President and Chief Executive Officer of First American Bank, the largest subsidiary of Alabama National, since February 2005. Prior to that date, Mr. Thompson served as President and Chief Operating Officer of First American Bank beginning in 1994.

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

William R. Ireland, Jr.—Age 48—Executive Vice President and Chief Risk Management Officer. Mr. Ireland has served as Executive Vice President and Chief Risk Management Officer of Alabama National and Executive Vice President of First American Bank since February 2005. Mr. Ireland also serves as Loan Review and Compliance Officer of First American Bank, a position he has held since 1990. Mr. Ireland served as Senior Vice President of Alabama National from 1993 through February 2005.

Company Website

Alabama National’s website address is www.alabamanational.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. Alabama National makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Making or continuing an investment in securities issued by Alabama National, including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Alabama National. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Alabama National’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Alabama National.

We may not be able to maintain our historical growth rate, which may adversely affect our results of operations and financial condition.

We have grown substantially in the past few years from approximately $2.03 billion in total assets at December 31, 1999 (as restated for a 2001 pooling-of-interests transaction) to approximately $5.93 billion in total assets at December 31, 2005. This growth has been achieved through a combination of internal growth and acquisitions. Our future profitability will depend in part on our continued ability to grow. We may not be able to sustain our historical rate of growth or may not be able to grow our business at all in the future. We may also not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for additional acquisitions in the future. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to acquire additional bank subsidiaries or open or acquire new branch offices.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the immediate future. We may, however, need to raise additional capital to support our continued growth or for other capital needs. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 21.09% of our common stock outstanding as of March 10, 2006. As a result of their beneficial ownership, directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

We make and hold in our loan portfolio a significant number of construction loans, which may pose more credit risk than other types of real estate loans.

We offer residential and commercial construction programs for builders and developers, which constituted 29.6% of our loan portfolio as of December 31, 2005. Builder construction loans are considered more risky than other types of real estate loans. While we believe we have established adequate reserves to cover the credit risk associated with our construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely affect our earnings.

Competition in the banking industry is intense.

Competition in the banking and financial services industry is intense. In their primary market areas, our subsidiary banks compete with other commercial banks, savings and loan associations, credit unions, finance companies, insurance companies, brokerage and investment banking firms and other financial intermediaries that offer similar services, operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than our subsidiary banks and may offer certain services that our subsidiary banks do not or cannot provide. Additionally, some of our non-bank competitors are not subject to the same regulations that govern Alabama National or the Banks and may have greater flexibility in competing for business. Our profitability depends upon the subsidiary banks’ continued ability to compete effectively in their market areas.

We operate in a heavily regulated environment.

The banking industry is heavily regulated under both federal and state law. We are subject, in certain respects, to regulation by the Federal Reserve Board, the Federal Depository Insurance Corporation, the Office of the Comptroller of the Currency, the Alabama State Banking Department, the Florida Department of Financial Services and the Georgia State Banking Department. Our success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting us may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect our business.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist acts and the current military operations in the Middle East, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Alabama National. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks and the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Our success depends upon local economic conditions.

Our success depends to a certain extent on the general economic conditions of the geographic markets served by our subsidiary banks in the states of Alabama, Georgia and Florida. The local economic conditions in these areas have a significant impact on the subsidiary banks’ commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on our profitability.

We cannot guarantee that we will pay dividends to stockholders in the future.

Our principal business operations are conducted through our subsidiary banks. Cash available to pay dividends to our stockholders is derived primarily, if not entirely, from dividends paid by the subsidiary banks. The ability of the subsidiary banks to pay dividends, as well as our ability to pay dividends to our stockholders, will continue to be subject to and limited by the results of operations of the subsidiary banks and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to our payment of dividends to stockholders. There can be no assurance of whether or when we may pay dividends to our stockholders after this offering.

Changes in the allowances for loan and lease losses of our subsidiary banks could affect our profitability.

Management of each of our subsidiary banks maintains an allowance for loan and lease losses based upon, among other things, (1) historical experience, (2) an evaluation of local and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit, (6) growth rates in the loan portfolio and (7) results of regulatory examinations. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. Although we believe that the allowance for loan and lease losses at each of the subsidiary banks is adequate, there can be no assurance that such allowances will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions differ or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowance for loan and lease losses would result in a material decrease in our net income, and possibly our capital, and could result in the inability to pay dividends, among other adverse consequences.

Changes in interest rates could have an adverse effect on our income.

Our profitability depends to a significant extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect the income of certain of our non-interest income businesses. For example, if mortgage interest rates increase, the demand for residential mortgage loans will likely decrease, and this would have an adverse effect on our gain on the sale of mortgages.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities.

The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Future acquisitions may disrupt our business, dilute stockholder value and adversely affect our operating results.

We may grow by acquiring banks or branches of other banks that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks or branches involves risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of acquired banks;

•	exposure to potential asset quality issues of acquired banks;

•	difficulty and expense of integrating the operations and personnel of acquired banks;

•	potential disruption to our business;

•	possible loss of key employees and customers of acquired banks;

•	potential short-term decrease in profitability; and

•	potential diversion of our management’s time and attention.

We continually encounter technological change, and we may have fewer resources than our competition to continue to invest in technological improvements.

The banking and financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

Hurricanes could cause a disruption in our operations which could have an adverse impact on the results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico, a region that is susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance including coverage for lost profits and extra expense. However, there is no insurance against the loss of market share that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us.

Substantial sales of our common stock could cause our stock price to fall.

If we or our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to raise capital through the sale of common stock or use our common stock as currency in future acquisitions.

Certain state and federal laws and certain provisions in our certificate of incorporation and bylaws may deter potential acquirors and may depress our stock price.

Certain provisions of state and federal law, our certificate of incorporation and our bylaws might have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including our shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are provisions in our certificate of incorporation and bylaws that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our certificate of incorporation and bylaws may have anti-takeover effects and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in such shareholder’s best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders and may make removal of management more difficult.

Securities issued by Alabama National, including our common stock, are not insured deposits.

Securities issued by Alabama National, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

We may issue additional securities, which could result in dilution of your ownership.

We may determine from time to time to issue additional securities to raise additional capital or finance acquisitions or upon the exercise or conversion of outstanding options. These issuances of our securities will dilute the ownership interests of our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Alabama National, through the Banks, currently operates 87 banking offices, eight loan/mortgage origination offices, five operations offices and two insurance offices. Of these offices, Alabama National, through the Banks, owns 70 banking offices without encumbrance and leases an additional 17 banking offices and its eight loan/mortgage origination offices. Of its five operations offices, three are owned without encumbrance and two are leased. ANB Insurance Services, Inc. owns one of its offices without encumbrance, and leases its other office. Alabama National, through First American Bank, leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 7 and 10 to the Consolidated Financial Statements of Alabama National and Subsidiaries included in this Annual Report on Form 10-K beginning at page F-1 for additional information regarding Alabama National’s premises and equipment.

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

At March 10, 2006 Alabama National had approximately 2,086 stockholders of record (including shares held in “street” names by nominees who are record holders) and 17,151,146 shares of common stock outstanding. Alabama National’s common stock is traded in the over-the-counter market and prices are quoted on the NASDAQ/NMS under the symbol “ALAB.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for Alabama National’s common stock on the Nasdaq National Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2004
First Quarter	$55.52	$50.14	$0.3125
Second Quarter	56.98	50.18	0.3125
Third Quarter	61.89	53.02	0.3125
Fourth Quarter	65.74	58.45	0.3125

2005
First Quarter	$65.59	$59.61	$0.3375
Second Quarter	66.44	55.51	0.3375
Third Quarter	70.49	62.26	0.3375
Fourth Quarter	68.00	59.35	0.3375

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

The last reported sales price of Alabama National’s common stock as reported on the NASDAQ/NMS on March 10, 2006 was $68.81. The prices shown do not reflect retail mark-ups and mark-downs.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except ratios and per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Interest income	$309,260	$229,186	$178,631	$178,147	$179,537
Interest expense	109,413	65,934	57,668	65,313	90,393

Net interest income	199,847	163,252	120,963	112,834	89,144
Provision for loan and lease losses	7,615	4,949	5,931	7,956	3,946

Net interest income after provision for loan and lease losses	192,232	158,303	115,032	104,878	85,198
Net securities gains	72	—	46	35	246
Noninterest income	71,651	72,785	78,258	61,129	48,461
Noninterest expense	162,480	148,322	131,892	113,605	92,258

Income before income taxes	101,475	82,766	61,444	52,437	41,647
Provision for income taxes	34,802	28,122	20,398	16,735	13,232

Net income	$66,673	$54,644	$41,046	$35,702	$28,415

Balance Sheet Data:
Total assets	$5,931,673	$5,315,869	$3,820,112	$3,316,168	$2,843,497
Earning assets	5,385,824	4,841,255	3,512,744	3,034,980	2,612,806
Securities	1,136,487	1,200,407	810,227	700,333	567,688
Loans held for sale	14,940	22,313	16,415	51,030	36,554
Loans and leases, net of unearned income	4,144,095	3,495,701	2,659,440	2,191,394	1,964,169
Allowance for loan and lease losses	52,815	46,584	36,562	32,704	28,519
Deposits	4,343,264	3,934,723	2,753,749	2,330,395	2,066,759
Short-term debt	34,700	30,500	41,150	152,100	68,350
Long-term debt	369,246	393,688	332,393	240,065	209,631
Stockholders’ equity	571,879	529,543	279,418	234,492	207,886
Weighted Average Shares Outstanding—Diluted	17,445	16,100	12,957	12,683	12,141

Per Common Share Data:
Net income—diluted	$3.82	$3.39	$3.17	$2.81	$2.34
Book value (period end)	33.40	31.15	21.76	18.95	16.84
Tangible book value (period end) (4)	24.20	21.99	18.99	17.28	15.31
Dividends declared	1.35	1.25	1.14	1.00	0.92
Dividend payout ratio—diluted	35.34%	36.87%	35.96%	35.59%	39.32%

Performance Ratios:
Return on average assets	1.18%	1.13%	1.14%	1.18%	1.12%
Return on average equity	12.11	12.15	15.89	16.01	15.40
Net interest margin (1)	3.90	3.71	3.65	4.07	3.83
Net interest margin (taxable equivalent) (1)	3.93	3.74	3.68	4.11	3.88

Asset Quality Ratios:
Allowance for loan and lease losses to period end loans (2)	1.27%	1.33%	1.37%	1.49%	1.45%
Allowance for loan and lease losses to period end nonperforming loans (3)	819.35	575.75	372.44	318.07	377.09
Net charge-offs to average loans and leases (2)	0.04	0.06	0.13	0.18	0.09
Nonperforming assets to period end loans and leases and foreclosed property (2)(3)	0.17	0.28	0.40	0.59	0.47

Capital and Liquidity Ratios:
Average equity to average assets	9.76%	9.29%	7.17%	7.36%	7.28%
Leverage (4.00% required minimum)	8.29	8.44	7.73	7.52	7.61
Risk-based capital
Tier 1 (4.00% required minimum)	10.89	11.49	10.47	10.00	9.92
Total (8.00% required minimum)	12.10	12.74	11.73	11.26	11.17
Average loans and leases to average deposits	94.41	92.30	94.38	96.44	97.74

(1)	Net interest income divided by average earning assets.
(2)	Does not include loans held for sale.
(3)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest. It is Alabama National’s policy to place all loans on nonaccrual status when over ninety days past due.
(4)	“Tangible book value per share”, a financial measure determined other than in accordance with generally accepted accounting principles, is computed by dividing tangible book value by the total number of common shares outstanding. “Tangible book value” equals book value less goodwill and other intangible assets. Management believes that this measure is useful because it provides book value exclusive of goodwill and other intangible assets and because it is a measure used by many investors as part of their analysis of Alabama National. The following table sets forth a reconciliation of book value per share to tangible book value per share:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Book value (stockholders’ equity)	$571,879	$529,543	$279,418	$234,492	$207,886
Deduct: goodwill and other intangible assets	(157,429)	(155,682)	(35,587)	(20,622)	(18,875)
Tangible book value	414,450	373,861	243,831	213,870	189,011

Book value per common share	33.40	31.15	21.76	18.95	16.84
Effect of goodwill and intangible assets per share	(9.20)	(9.16)	(2.77)	(1.67)	(1.53)
Tangible book value per common share	$24.20	$21.99	$18.99	$17.28	$15.31

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in forward-looking statements. For additional information regarding forward-looking statements, see the section titled “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” on page 1 of this Annual Report.

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

Executive Summary

The purpose of this section is to provide a brief summary overview of 2005. Additional detail about the income statement and balance sheet is provided in the pages following this summary.

Income Statement

Alabama National reported $66.7 million in 2005 net income, a 22.0% increase from 2004, with diluted earnings per share growing 12.6% from $3.39 in 2004 to $3.82 in 2005. Alabama National has two components of revenue—net interest income and noninterest income. The primary reasons for increased net income in 2005 are the increase in net interest income and the impact of having a full twelve months performance for banks that were acquired during 2004. Strong loan growth during 2005 and an increase in the net interest margin generated much of the increased net interest income.

Net interest income grew 22.4% to $199.8 million in 2005. The Company experienced growth in its net interest spread and in its net interest margin of 0.05% and 0.19%, respectively. Alabama National experienced some margin improvement beginning in the second half of 2004, when the Federal Reserve began taking actions to increase short term interest rates. As short term rates rose, the spread between the rate earned on loans, investments, and other earning assets and the rate paid on deposits and other interest-bearing liabilities expanded. Alabama National’s loan portfolio (excluding loans held for sale) grew by $648.4 million, or 18.5%, during 2005. Because loans are typically the Company’s highest yielding asset, this loan growth aided net interest income growth.

Noninterest income in 2005 decreased by $1.1 million, or 1.5%, from 2004 levels. This category of income includes mortgage banking, securities brokerage and trust services, investment services, insurance services, and service charges and other fees associated with traditional retail and commercial banking. The decline was centered in the investment services area (down $7.4 million, or 63.9%) and in service charges (down $0.8 million, or 4.6%). The decline in the investment services area is attributed to two factors: a more difficult interest rate environment in 2005, with the flattening of the yield curve (due to rising short term rates and declining long term rates), and the November 2004 departure of several fixed income salespeople from the Company. Securities brokerage and trust services income offset some of this decline, with $2.4 million (14.0%) in increased revenue. This division continues to experience growth in numbers of customers and client assets. The residential mortgage banking area showed revenue growth of $1.0 million, or 8.3%, in 2005. Other noninterest income, which includes debit and credit card income, the commercial mortgage banking area (which was acquired in September 2005), letter of credit fees, and other items, grew $2.9 million (31.5%) over 2004. Other areas of noninterest income that experienced increases in 2005 include gains on disposal of assets ($0.7 million) and bank owned life insurance income ($0.2 million). Insurance commissions were down slightly ($0.1 million) from 2004.

On the expense side, Alabama National’s noninterest expenses grew $14.2 million, or 9.5%, during 2005 as compared with 2004. The largest increase in noninterest expense was in salaries and employee benefits, which grew $10.4 million, or 13.9%. Occupancy and equipment expense grew by $2.2 million, or 14.0%. Increases in both of these areas are partially attributable to the Company’s growth, as new locations lead to increased staffing and occupancy expenses. In addition, the Company’s performance-based incentive compensation expense also grew in 2005, contributing to the increase in salary and employee benefits. Another factor affecting the increase in noninterest expenses is that the three bank acquisitions completed in 2004 were part of Alabama National’s operating expense base for a full year in 2005 and only part of the year in 2004. Other operating expenses, which category includes such expenses as advertising, supplies and printing, and communication expenses, increased $3.4 million, or 9.3%, during 2005 as compared with 2004. As a partial offset to these increases, commission-based compensation expenses declined for a second straight year with the decline in commission based revenue.

Balance Sheet

Alabama National’s total assets grew $616 million, or 11.6%, during 2005. While the Company acquired three banks in 2004, accounting for much of that year’s growth, no bank acquisitions were completed in 2005. The 2005 asset growth was largely attributable to the $648 million growth in loans and leases (up 18.5%). This loan growth was somewhat offset by a $64 million, or 5.3%, reduction in securities balances. Deposits grew $409 million (10.4%) during 2005.

Asset Quality

Alabama National reported 2005 net charge-offs of $1.4 million, or 0.04% of average loans and leases, down from 2004’s $1.8 million, or 0.06% of average loans and leases. Nonperforming assets at December 31, 2005 were $7.1 million (0.17% of period end loans and leases and foreclosed property), down from year end 2004’s $9.6 million (0.28% of period end loans and leases and foreclosed property). Potential problem loans fell to $24.5 million at December 31, 2005 from year end 2004’s $30.8 million. Alabama National’s provision for loan and lease losses rose from $4.9 million in 2004 to $7.6 million in 2005. This increase was due largely to the 18.5% growth in loans and leases during the year. As a result of loan growth, net chargeoffs and the provision for loan and lease losses, Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases declined to 1.27% at December 31, 2005 from 1.33% at December 31, 2004.

Selected Bank Financial Data

Alabama National’s success is dependent upon the financial performance of its subsidiary banks (the “Banks”). Alabama National, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 2005 and 2004 for each of the Banks. During February 2004, Indian River National Bank and Cypress Bank were acquired, and Coquina Bank was acquired in July 2004. Coquina Bank and Cypress Bank were merged together in August 2004 and operate as CypressCoquina Bank. Only the operating activity since the date of acquisition of each these acquired banks is included in Alabama National’s results of operations.

In addition to the aforementioned 2004 acquisitions, during 2005 Alabama National merged First Citizens Bank and National Bank of Commerce into First American Bank. The combined bank operates as First American Bank. Also during 2005, Alabama National merged Citizens & Peoples Bank and First Gulf Bank, and the combined bank operates as First Gulf Bank, N.A. In June 2004, Alabama National merged Peoples State Bank of Groveland and Public Bank. The combined bank now operates as Public Bank. Each of these mergers involved wholly owned subsidiaries of Alabama National.

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2005
	Alabama Exchange Bank	Bank of Dadeville	First American Bank	First Gulf Bank N.A.	Indian River	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.	Millennium Bank	Cypress Coquina Bank
Summary of Operations:
Interest income	$4,143	$4,248	$147,806	$29,909	$38,640	$21,193	$21,179	$20,357	$8,348	$15,744
Interest expense	744	1,029	57,994	10,098	11,394	6,147	7,951	6,159	2,665	3,780
Net interest income	3,399	3,219	89,812	19,811	27,246	15,046	13,228	14,198	5,683	11,964
Provision for loan and lease losses	235	—	2,530	1,380	1,005	385	845	882	233	120
Noninterest income	805	777	50,890	5,863	4,948	3,038	3,708	1,736	1,260	1,104
Noninterest expense	2,322	1,690	86,393	13,721	17,625	8,229	8,758	6,268	4,434	6,206
Net income	1,116	1,677	34,517	6,736	9,051	5,933	4,898	5,446	1,405	4,208
Balance Sheet Highlights:
At Period-End:
Total assets	$82,612	$78,080	$2,779,982	$586,199	$752,914	$382,850	$379,005	$385,371	$168,682	$296,889
Securities	33,857	30,779	493,578	63,892	261,002	65,674	86,936	34,050	26,643	39,787
Loans and leases, net of unearned income	38,140	39,494	1,982,360	468,331	448,705	285,068	258,928	306,767	116,379	199,348
Allowance for loan and lease losses	712	656	24,947	5,826	5,694	3,718	3,239	3,991	1,454	2,578
Deposits	70,874	66,509	1,881,187	488,708	579,767	308,609	296,634	294,499	124,339	243,034
Short-term debt	—	—	14,000	5,000	5,700	5,000	—	5,000	—	—
Long-term debt	5,000	5,000	155,000	44,000	53,636	12,000	15,000	26,000	—	—
Stockholders’ equity	6,193	5,695	236,023	40,365	61,285	31,307	28,852	29,708	27,901	47,004
Performance Ratios:
Return on average assets	1.36%	2.12%	1.32%	1.25%	1.23%	1.63%	1.33%	1.56%	0.85%	1.38%
Return on average equity	17.38	27.89	15.07	17.96	15.23	19.77	17.73	20.60	5.12	9.20
Net interest margin	4.48	4.42	3.67	4.01	3.90	4.43	3.87	4.34	4.01	4.68
Capital and Liquidity Ratios:
Average equity to average assets	7.82%	7.60%	8.74%	6.98%	8.10%	8.23%	7.49%	7.56%	16.63%	15.03%
Leverage (4.00% required minimum)	7.62	7.70	8.15	7.27	7.98	8.51	7.56	7.97	7.78	8.30
Risk-based capital
Tier 1 (4.00% required minimum)	15.61	14.30	10.69	8.87	11.96	10.59	10.55	9.57	10.51	10.50
Total (8.00% required minimum)	16.86	15.55	11.88	10.11	13.10	11.81	11.71	10.82	11.76	11.64
Average loans and leases to average deposits	53.64	62.18	108.04	92.81	73.67	86.28	83.13	113.81	85.37	74.72

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2004
	National Bank of Commerce (1)	Alabama Exchange Bank	Bank of Dadeville	Citizens & Peoples Bank, N.A. (2)	First American Bank (1)	First Citizens Bank (1)	First Gulf Bank (2)	Indian River	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.	Millennium Bank	Cypress Coquina Bank
Summary of Operations:
Interest income	$57,586	$4,082	$4,142	$6,213	$51,751	$5,505	$13,935	$25,578	$17,431	$16,008	$13,412	$6,436	$8,095
Interest expense	19,347	656	906	1,509	14,172	1,296	3,502	6,324	4,621	5,502	3,155	1,790	1,368
Net interest income	38,239	3,426	3,236	4,704	37,579	4,209	10,433	19,254	12,810	10,506	10,257	4,646	6,727
Provision for loan and lease losses	1,095	150	—	140	1,180	25	605	225	30	676	432	353	38
Noninterest income	38,884	813	836	791	16,911	936	3,833	3,595	2,820	3,455	1,342	1,185	611
Noninterest expense	53,836	2,331	1,734	2,904	31,784	2,366	8,393	12,571	8,310	8,181	4,537	3,902	4,022
Net income	15,032	1,179	1,689	1,525	14,094	2,013	3,417	6,438	4,587	3,584	4,124	970	2,061
Balance Sheet Highlights:
At Period-End:
Total assets	$1,469,314	$80,786	$78,472	$134,105	$986,602	$106,917	$356,748	$694,241	$337,013	$337,180	$293,359	$155,223	$277,489
Securities	320,011	33,983	28,878	18,011	143,010	45,890	48,590	296,480	71,877	100,251	26,537	31,861	34,939
Loans and leases, net of unearned income	957,207	38,145	43,955	106,354	754,213	49,477	241,075	340,892	239,848	205,947	246,212	96,342	175,344
Allowance for loan and lease losses	12,142	770	657	1,295	10,120	624	3,160	4,752	3,475	2,655	3,172	1,199	2,563
Deposits	853,642	68,822	65,790	102,194	781,381	87,109	305,425	585,782	283,860	255,697	207,173	116,509	229,640
Short-term debt	—	—	—	5,000	—	—	—	—	5,000	10,000	10,000	—	—
Long-term debt	131,000	5,000	5,000	8,000	77,000	11,000	22,000	40,078	12,000	13,000	16,000	—	—
Stockholders’ equity	116,623	6,357	5,867	10,127	94,180	8,147	24,374	56,130	27,922	25,777	23,466	26,864	43,974
Performance Ratios:
Return on average assets	1.08%	1.45%	2.12%	1.26%	1.51%	1.84%	1.12%	1.21%	1.38%	1.10%	1.54%	0.65%	1.16%
Return on average equity	14.15	18.11	28.70	17.07	16.18	25.40	16.28	15.78	17.51	15.77	19.46	3.67	8.40
Net interest margin	2.91	4.56	4.40	4.15	4.38	4.14	3.72	3.77	4.13	3.49	4.28	3.71	4.64
Capital and Liquidity Ratios:
Average equity to average assets	7.60%	7.98%	7.39%	7.36%	9.33%	7.26%	6.87%	7.68%	7.89%	6.98%	7.94%	17.76%	13.84%
Leverage (4.00% required minimum)	8.16	7.48	7.46	8.02	8.72	7.48	7.26	7.67	8.31	7.46	8.39	7.44	7.90
Risk-based capital
Tier 1 (4.00% required minimum)	10.88	15.30	13.13	9.62	10.84	14.84	10.40	12.68	11.07	11.56	9.63	10.38	10.25
Total (8.00% required minimum)	12.01	16.56	14.38	10.84	12.09	16.00	11.65	13.87	12.32	12.75	10.89	11.58	11.50
Average loans and leases to average deposits	115.84	56.85	64.47	97.92	99.30	56.68	90.60	65.52	81.92	78.78	114.78	78.10	74.89

(1)	National Bank of Commerce and First Citizens Bank were merged with and into First American Bank during 2005.
(2)	Citizens and Peoples Bank was merged with and into First Gulf Bank during 2005.

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

Allowance for Loan and Lease Losses

Alabama National records estimated probable inherent credit losses in the loan and lease portfolios as an allowance for loan and lease losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan and lease losses involve significant judgments to be made by management. Some of the more critical judgments supporting the amount of Alabama National’s allowance for loan and lease losses include judgments about: credit worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses ultimately realized by Alabama National may be different than management’s estimates provided in the consolidated financial statements.

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

Results of Operations

Year ended December 31, 2005, compared with year ended December 31, 2004

Alabama National’s net income increased by $12.0 million, or 22.0%, to $66.7 million for the year ended December 31, 2005, from $54.6 million for the year ended December 31, 2004. Net income per diluted share increased to $3.82 for the year ended December 31, 2005, as compared to $3.39 recorded for the year ended December 31, 2004. Return on average assets during 2005 was 1.18%, compared with 1.13% during 2004, and return on average equity was 12.11% during 2005, compared with 12.15% during 2004.

Net interest income increased $36.6 million, or 22.4%, to $199.8 million in 2005, from $163.3 million in 2004, as interest income increased $80.1 million and interest expense increased $43.5 million. Contributing to this increase is strong growth in Alabama National’s earnings assets, particularly loans. During 2005, average earning assets grew $724.9 million, or 16.5%, to $5.13 billion for the year ended December 31, 2005. Average loans and leases experienced the most significant growth during 2005, increasing $654.0 million. Alabama National continues to have strong organic growth in loans due to continued strength in many of the economies in the markets served by Alabama National. In general, loans are Alabama National’s highest yielding earning asset, and management continues to emphasize steady loan growth. To support the asset growth, average interest-bearing liabilities increased $545.6 million, to $4.32 billion in 2005. All categories of average interest-bearing liabilities increased during 2005, except for long-term debt.

Alabama National’s net interest spread and net interest margin were 3.54% and 3.90%, respectively, in 2005, compared to 3.49% and 3.71%, respectively, in 2004. The net interest margin for 2005 was higher due to the impact of the recent interest rate increases by the Federal Reserve. These increases have increased the yield substantially on Alabama National’s loans and leases. The yield earned on loans and leases increased 93 basis points in 2005 to 6.67%. The Federal Reserve rate increases have also increased the rate paid on deposits. Overall interest cost on interest bearing liabilities increased 78 basis points to 2.53% in 2005 from 1.75% during 2004. Generally deposits, and specifically time deposits, did not reprice as quickly as variable rate loans and led to an increase in Alabama National’s net interest margin during 2005. See “Net Interest Income.”

Alabama National recorded a provision for loan and lease losses of $7.6 million during 2005, compared to $4.9 million in 2004. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level, although there can be no assurance that economic factors will not require future adjustments to the allowance. Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases (excluding loans held for sale) was 1.27% at December 31, 2005, compared with 1.33% at December 31, 2004. The allowance for loan and lease losses as a percentage of period-end nonperforming assets was 747.14% at December 31, 2005, compared with 484.14% at December 31, 2004. Alabama National experienced net charge-offs of $1.4 million in 2005, equating to a ratio of net charge-offs to average loans and leases of 0.04%, compared with net charge-offs of $1.8 million in 2004, equating to a ratio of net charge-offs to average loans and leases of 0.06%. See “Provision and Allowance for Loan and Lease Losses.”

Noninterest income, including net securities gains and losses, decreased $1.1 million, or 1.5%, to $71.7 million in 2005, compared with $72.8 million in 2004. Total revenue for the investment services division decreased $7.4 million, or 63.9%, to $4.2 million in 2005, from $11.7 million in 2004. Service charges on deposit accounts decreased by $0.8 million, or 4.6%, to $16.3 million in 2005, from $17.1 million in 2004. Total revenue from the mortgage division increased $1.0 million, or 8.3%, to $12.5 million in 2005, from $11.6 million in 2004. The securities brokerage and trust division experienced a revenue increase of $2.4 million, or 14.0%, to $19.2 million in 2005, from $16.9 million in 2004. The commissions generated by the insurance division totaled $3.5 million in 2005, compared with $3.6 million recorded in 2004. Earnings on bank owned life insurance totaled $2.9 million in 2005, compared with $2.7 million in 2004, and other noninterest income increased $2.9 million to $12.2 million in 2005. Noninterest expense increased $14.2 million, or 9.5%, to $162.5 million in 2005, compared with $148.3 million during 2004. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense.”

Because of an increase in pre-tax income, income tax expense was $34.8 million for 2005, compared to $28.1 million for 2004. The effective tax rate for 2005 was 34.3%, compared to 34.0% for 2004. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation. The effective rate in 2005 is higher than 2004 due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

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

Net interest income increased $42.3 million, or 35.0%, to $163.3 million in 2004, from $121.0 million in 2003, as interest income increased $50.6 million and interest expense increased $8.3 million. Acquisitions during 2004 accounted for $26.0 million of the increase in net interest income. Also contributing to the increase in net interest income was a decrease in the interest rate paid on deposits and other interest bearing liabilities. During 2004, Alabama National was able to continue to decrease the rates paid on deposits as time deposits that were originated in higher interest rate environments matured and repriced at the current lower rates. As the Federal Reserve Bank started increasing rates during the later half of 2004, Alabama National was able to control the increase on rates paid on interest bearing transaction accounts and money market accounts, thereby controlling deposit costs and increasing net interest income during 2004. Alabama National continued to experience strong growth in its earning assets in 2004. During 2004, average earning assets grew $1.09 billion, or 32.9%, to $4.40 billion for the year ended December 31, 2004. Average loans and leases and average securities each had significant growth during 2004. Average loans and leases increased $764.7 million and average securities increased $310.4 million. The 2004 acquisitions contributed $383.3 million and $259.9 million of the increase in average loans and leases and average securities for 2004, respectively. In 2004 Alabama National continued to have strong organic growth in loans due to continued strength in many of the economies in the markets served by Alabama National. In general, loans are Alabama National’s highest yielding earning asset as management emphasized steady loan growth. Average interest bearing liabilities increased $865.0 million, to $3.77 billion in 2004 over 2003. Acquisitions during 2004 accounted for $526.9 million of this increase. Despite the 29.8% increase in average interest bearing liabilities, interest expense increased only $8.3 million, or 14.3%. All categories of average interest-bearing liabilities increased during 2004, except for other short-term borrowings.

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

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Year ended December 31,
	2005			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
A S S E T S :
Earning assets:
Loans and leases (1)(2)(3)	$3,877,979	$258,575	6.67%	$3,223,989	$184,935	5.74%	$2,459,250	$146,223	5.95%
Securities:
Taxable	1,103,820	45,904	4.16	1,049,274	41,468	3.95	758,506	30,359	4.00
Tax exempt (2)	52,357	3,402	6.50	52,717	3,247	6.16	33,104	2,260	6.83
Cash balances in other banks	8,794	274	3.12	6,225	65	1.04	10,024	98	0.98
Funds sold	83,602	2,783	3.33	68,651	991	1.44	49,338	635	1.29
Trading account securities	477	21	4.40	1,244	55	4.42	2,536	94	3.71

Total earning assets (2)	5,127,029	310,959	6.07	4,402,100	230,761	5.24	3,312,758	179,669	5.42

Cash and due from banks	169,624			143,433			95,686
Premises and equipment	105,734			90,388			75,319
Other assets	288,879			246,108			155,386
Allowance for loan losses	(49,661)			(43,535)			(35,302)

Total assets	$5,641,605			$4,838,494			$3,603,847

L I A B I L I T I E S :
Interest-bearing liabilities:
Interest-bearing transaction accounts	$910,956	$13,932	1.53%	$722,774	$5,738	0.79%	$509,343	$4,376	0.86%
Savings and money market deposits	899,980	14,360	1.60	771,993	7,234	0.94	471,725	4,359	0.92
Time deposits	1,585,741	49,195	3.10	1,434,798	33,376	2.33	1,242,100	33,496	2.70
Funds purchased	515,225	15,515	3.01	402,991	5,345	1.33	317,811	3,278	1.03
Other short-term borrowings	67,940	2,614	3.85	53,027	1,027	1.94	80,586	1,431	1.78
Long-term debt	337,780	13,797	4.08	386,477	13,214	3.42	285,456	10,728	3.76

Total interest-bearing liabilities	4,317,622	109,413	2.53	3,772,060	65,934	1.75	2,907,021	57,668	1.98

Demand deposits	710,774			563,349			382,498
Accrued interest and other liabilities	62,715			53,502			55,980
Stockholders’ equity	550,494			449,583			258,348

Total liabilities and stockholders’ equity	$5,641,605			$4,838,494			$3,603,847

Net interest spread			3.54%			3.49%			3.44%

Net interest income/margin on a taxable equivalent basis		$201,546	3.93%		$164,827	3.74%		$122,001	3.68%

Tax equivalent adjustment (2)		1,699			1,575			1,038

Net interest income/margin		$199,847	3.90%		$163,252	3.71%		$120,963	3.65%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax-exempt assets.
(3)	Fees in the amount of $9.8 million, $7.6 million and $6.1 million are included in interest and fees on loans for 2005, 2004, and 2003, respectively.

During 2005, Alabama National experienced an increase in net interest income of $36.6 million, or 22.4%, to $199.8 million, compared with $163.3 million in 2004. Net interest income increased primarily due to an increase in the volume of average earning assets outstanding coupled with an increased yield on earning assets. The primary reason for the growth in earning assets is attributable to organic loan growth generated by Alabama National. In addition to strong loan growth Alabama National benefited from the interest rate increases by the Federal Reserve during 2004 and 2005. Deposits, specifically time deposits, did not reprice as quickly as many of Alabama National’s interest earning assets. Also contributing to the increased net interest margin was the mix of growth in Alabama National’s deposits. A large portion of the growth in average liability balances occurred in demand deposits which have no interest cost and other transaction accounts that generally have lower interest rates such as interest bearing transaction accounts and savings and money markets. During 2005, the average balance in demand deposit accounts increased $147.4 million and the average balance of interest bearing transaction accounts and savings and money market accounts increased a combined $316.2 million. During 2005, average time deposits increased only $150.9 million over 2004 levels. The overall growth in earnings assets, primarily loans, and the mix of liability growth to support the asset growth created a higher net interest margin for Alabama National during 2005.

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2005 versus 2004 and 2004 versus 2003. For purposes of this table, changes that are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	December 31,
	2005 Compared to 2004 Variance Due to			2004 Compared to 2003 Variance Due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$40,940	$32,700	$73,640	$44,042	$(5,330)	$38,712
Securities:
Taxable	2,193	2,243	4,436	11,493	(384)	11,109
Tax exempt	(22)	177	155	1,227	(240)	987
Cash balances in other banks	36	173	209	(39)	6	(33)
Funds sold	255	1,537	1,792	274	82	356
Trading account securities	(34)	—	(34)	(55)	16	(39)

Total interest income	43,369	36,829	80,198	56,943	(5,851)	51,092

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,782	6,412	8,194	1,738	(376)	1,362
Savings and money market deposits	1,361	5,765	7,126	2,780	95	2,875
Time deposits	3,820	11,999	15,819	4,817	(4,937)	(120)
Funds purchased	1,837	8,333	10,170	991	1,076	2,067
Other short-term borrowings	353	1,234	1,587	(524)	120	(404)
Long-term debt	(1,785)	2,368	583	3,526	(1,040)	2,486

Total interest expense	7,367	36,112	43,479	13,327	(5,061)	8,266

Net interest income on a taxable equivalent basis	$36,002	$717	36,719	$43,616	$(790)	42,826

Taxable equivalent adjustment			(124)			(537)

Net interest income			$36,595			$42,289

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

The following table illustrates Alabama National’s interest rate sensitivity at December 31, 2005, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	December 31, 2005
	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	One Through Three Years	Greater Than Three Years	Total
A S S E T S :

Earning assets:
Loans and leases (1)	$2,061,196	$333,183	$454,762	$2,849,141	$709,934	$593,514	$4,152,589
Securities (2)	13,198	21,669	120,045	154,912	415,140	534,217	1,104,269
Trading securities	402	—	—	402	—	—	402
Interest-bearing deposits in other banks	19,428	—	—	19,428	—	—	19,428
Funds sold	70,472	—	—	70,472	—	—	70,472

Total interest-earning assets	$2,164,696	$354,852	$574,807	$3,094,355	$1,125,074	$1,127,731	$5,347,160

L I A B I L I T I E S :

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$579,985	$—	$—	$579,985	$—	$441,509	$1,021,494
Savings and money market deposits	468,985	—	—	468,985	—	415,511	884,496
Time deposits (3)	135,327	202,405	832,809	1,170,541	364,270	173,418	1,708,229
Funds purchased	545,337	—	—	545,337	—	—	545,337
Short-term borrowings	10,700	19,000	5,000	34,700	—	—	34,700
Long-term debt	—	103,610	55,000	158,610	7,000	203,636	369,246

Total interest-bearing liabilities	$1,740,334	$325,015	$892,809	$2,958,158	$371,270	$1,234,074	$4,563,502

Period gap	$424,362	$29,837	$(318,002)	$136,197	$753,804	$(106,343)

Cumulative gap	$424,362	$454,199	$136,197	$136,197	$890,001	$783,658	$783,658

Ratio of cumulative gap to total interest-earning assets	7.94%	8.49%	2.55%	2.55%	16.64%	14.66%

(1)	Excludes nonaccrual loans of $6.4 million.
(2)	Excludes investment in equity securities with a fair market value of $32.2 million.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, Alabama National is asset sensitive on a cumulative basis throughout the one year time frame, although it is liability sensitive during three through twelve month period. Alabama National is also asset sensitive during the one through three year time frame and liability sensitive in the greater than three years period, although it remains asset sensitive on a cumulative basis throughout all periods. The current asset sensitive position is similar to the 2004 year-end interest sensitivity analysis. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Alabama National’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Alabama National’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National’s balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below the current prevailing rates (adjusted in the period ended December 31, 2004 due to historically low interest rates) to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At December 31, 2005, mortgage backed securities with a carrying value of $815.7 million, or 13.8% of total assets, and essentially every loan and lease, net of unearned income, (totaling $4.14 billion, or 69.9% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $4.34 billion, or 73.2% of total assets at December 31, 2005. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decline, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following tables illustrate the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. For the year ended December 31, 2004, since interest rates were relatively low, Alabama National elected to model interest rate decreases of 50 and 100 basis points. Management did not prepare a scenario that decreased current rates by 200 basis points so the comparable scenario is not available for 2004. As noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Alabama National’s net interest margin may differ from that found in the tables.

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	Year Ended December 31, 2005 % Change in Net Interest Income
+200 basis points	1.66%
+100 basis points	0.70
0 basis points	—
-100 basis points	(2.15)
-200 basis points	(4.38)

Change in Prevailing Interest Rates (1)	Year Ended December 31, 2004 % Change in Net Interest Income
+200 basis points	5.12%
+100 basis points	1.98
0 basis points	—
-50 basis points	0.13
-100 basis points	(2.74)

(1)	Assumes an immediate and parallel rate change of this magnitude.

Provision and Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable inherent credit losses in the loan and lease portfolio. Management determines the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance are made by charges to the provision for loan and lease losses. Loans or leases deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

In the determination of the allowance, management utilizes the Loan Review Department’s quarterly independent analysis of the minimum required loan and lease loss reserve for each Bank. In these analyses, larger problem loans of a defined threshold are reviewed for impairment or for loss exposure based on their payment performance, probability of default, and value of the collateral. These totals are then specifically allocated to the reserve. Loan and lease portfolios are then divided into various homogeneous risk pools utilizing call codes, loan products, and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio using both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to its ability to estimate losses. As every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long term trends for each Bank, the banking industry, and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth, and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan and lease losses for each Bank. Each Bank’s required allowance for loan and lease losses is aggregated yielding the consolidated required allowance for Alabama National.

Management incorporates the data from the quarterly required allowance assessments with interim changes to that data in its ongoing determination of the allowance for loan and lease losses. Management then takes into consideration other factors that may support an allowance in excess of required minimums. These factors include mergers and acquisitions, historically high loan growth, and rapid changes in the economy. These factors increase uncertainty in the data used and assumptions made by management. Management believes that the data it uses in determining the allowance for loan and lease losses is sufficient to estimate the potential losses in the loan and lease portfolio; however, actual results could differ from management’s estimates.

The following table presents the information associated with Alabama National’s allowance and provision for loan and lease losses for the dates indicated.

ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands, except percentages)

	Year ended December 31,
	2005	2004	2003	2002	2001
Total loans and leases outstanding at end of period, net of unearned income (1)	$4,144,095	$3,495,701	$2,659,440	$2,191,394	$1,964,169

Average amount of loans and leases outstanding, net of unearned income (1)	$3,850,676	$3,205,306	$2,410,782	$2,092,829	$1,790,083

Allowance for loan and lease losses at beginning of period	$46,584	$36,562	$32,704	$28,519	$22,368
Charge-offs:
Commercial, financial and agricultural	824	3,430	3,535	1,573	1,875
Real estate—mortgage	814	200	1,426	1,463	730
Consumer	1,280	953	858	3,200	754

Total charge-offs	2,918	4,583	5,819	6,236	3,359

Recoveries:
Commercial, financial and agricultural	818	784	821	991	949
Real estate—mortgage	131	434	478	754	226
Consumer	585	1,528	1,452	720	517

Total recoveries	1,534	2,746	2,751	2,465	1,692

Net charge-offs	1,384	1,837	3,068	3,771	1,667
Provision for loan and lease losses	7,615	4,949	5,931	7,956	3,946
Additions to allowance from acquisitions	—	6,910	995	—	3,872

Allowance for loan and lease losses at period-end	$52,815	$46,584	$36,562	$32,704	$28,519

Allowance for loan and lease losses to period-end loans (1)	1.27%	1.33%	1.37%	1.49%	1.45%
Net charge-offs to average loans and leases (1)	0.04	0.06	0.13	0.18	0.09

(1)	Does not include loans held for sale.

The provision for loan and lease losses increased by $2.7 million, or 53.9%, to $7.6 million in 2005, from $4.9 million in 2004. The primary reason for the increased provision expense during 2005 is due to the growth in loans outstanding during 2005. During 2005, net charge-offs decreased $0.5 million, or 24.7%, to $1.4 million, compared to $1.8 million in 2004. As of December 31, 2005, nonperforming assets totaled $7.1 million, a $2.6 million decrease from year-end 2004 levels.

Allocation of Allowance

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan and lease losses to specific loan categories.

	2005	2004	2003
	(Amounts in thousands)
Commercial and financial	$3,573	$3,884	$5,210
Real estate construction	14,235	7,527	4,540
Real estate residential mortgage	13,279	8,595	6,497
Real estate commercial mortgage	12,574	11,949	10,229
Consumer	1,336	1,540	970
Lease financing receivables	452	511	1,014
Other	3,860	4,058	2,795
Unallocated	3,506	8,520	5,307

Total allowance for loan and lease losses	$52,815	$46,584	$36,562

Allocation amounts within the allowance for loan and lease losses were affected by several factors identified throughout the 2005 calendar year. Total loan amounts specifically allocated to the allowance increased by $191 thousand over December 31, 2004. Non-performing assets and potential problem loans decreased during 2005 by $2.6 million and $6.3 million, respectively, thus reducing the required allocations for these segments. The most significant change occurred within the real estate construction and residential mortgage portfolio segments. The allocation for real estate construction increased during 2005 by $6.7 million, or 89.1%. The increase in allocation of the allowance for residential construction loans is primarily due to loan growth. In addition, strong demand for housing stock and the effect of recent hurricanes have lead to increased material prices and labor shortages in certain Alabama National markets. Losses directly attributable to these factors had not materialized by year end. The allocation for real estate residential mortgage segment increased $4.7 million, or 54.5%, during 2005. Contributing factors are loan growth and economic conditions. Elevated consumer debt and rising interest rates could have a negative impact on this portfolio with personal debt service requirements exceeding increases in personal income. The real estate commercial mortgage allocation increased $0.63 million, or 5.2%, during 2005 due primarily to increased concentration levels within the loan segment. The unallocated reserve decreased $5.0 million, or 58.9%. This can be attributed, in part, to the stabilization of risk management systems as recent mergers and acquisitions mature. There were no significant changes in the allowance methodology and assumptions year over year from 2004 to 2005. Changes in allocation amounts for 2005 are most reflective of improved asset quality indicators, growth in various portfolio segments, changes in loan concentrations, and changes in local and national economic conditions.

Nonperforming Assets

The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	At December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans	$6,446	$8,091	$9,817	$10,282	$7,563
Restructured loans	—	—	—	—	—
Loans past due 90 days or more and still accruing	—	—	—	—	—

Total nonperforming loans	6,446	8,091	9,817	10,282	7,563
Other real estate owned	623	1,531	699	2,569	1,680

Total nonperforming assets	$7,069	$9,622	$10,516	$12,851	$9,243

Allowance for loan and lease losses to period-end loans (1)	1.27%	1.33%	1.37%	1.49%	1.45%
Allowance for loan and lease losses to period-end nonperforming loans	819.35	575.75	372.44	318.07	377.09
Allowance for loan and lease losses to period-end nonperforming assets	747.14	484.14	347.68	254.49	308.55
Net charge-offs to average loans and leases (1)	0.04	0.06	0.13	0.18	0.09
Nonperforming assets to period-end loans and leases and foreclosed property (1)	0.17	0.28	0.40	0.59	0.47
Nonperforming loans and leases to period-end loans (1)	0.16	0.23	0.37	0.47	0.39

(1)	Does not include loans held for sale.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, Alabama National has a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses. During the years ending December 31, 2005, 2004 and 2003, approximately $453,000, $489,000 and $474,000, respectively, in additional interest income would have been recognized in earnings if Alabama National’s nonaccrual loans had been current in accordance with their original terms.

Total nonperforming assets decreased $2.6 million, to $7.1 million at December 3l, 2005, from $9.6 million at December 31, 2004. Other real estate owned decreased $0.9 million to $0.6 million at December 31, 2005. Included in the year-end 2004 other real estate balance is a former bank branch with a carrying value of $0.8 million. This branch was sold during 2005. The allowance for loan and lease losses to period-end nonperforming loans was 819.35% at December 31, 2005, compared with 575.75% at December 31, 2004. This ratio will generally fluctuate from period to period depending upon nonperforming loan levels at period end.

Potential Problem Loans

A potential problem loan is one that management has concerns as to the borrower’s future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that Alabama National’s interests are protected. At December 31, 2005, Alabama National had certain loans considered by management to be potential problem loans totaling $24.5 million, as compared with $30.8 million at December 31, 2004. Alabama National believes early identification of potential problem loans is an important factor in its ability to successfully collect such loans. As such, it encourages early identification of potential problem loans both with its loan officers and loan review staff. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan and lease losses.

Noninterest Income and Expense

Noninterest income

Alabama National relies on five distinct product lines for the production of recurring noninterest income: (1) traditional retail and commercial banking, (2) mortgage banking, (3) securities brokerage and trust services, (4) investment services, and (5) insurance services. Combined revenue associated with Alabama National’s five product lines totaled $71.7 million in 2005, compared with $72.8 million in 2004, a decrease of $1.1 million, or 1.5%. An analysis of this decrease is provided below.

The following table sets forth, for the periods indicated, the principal components of noninterest income.

NONINTEREST INCOME

(Amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Service charges on deposit accounts	$16,335	$17,126	$14,091
Investment services income	4,210	11,652	18,710
Securities brokerage and trust income	19,220	16,863	15,867
Gain on sale of mortgages.	12,522	11,566	16,289
Insurance commissions	3,549	3,604	3,477
Bank owned life insurance	2,886	2,690	2,747
Securities gains	72	—	46
Other	12,929	9,284	7,077

Total noninterest income	$71,723	$72,785	$78,304

Service charges on deposit accounts decreased $0.8 million to $16.3 million during 2005, a 4.6% decrease over 2004’s total of $17.1 million. The decrease in service charges for 2005 versus 2004 is primarily related to increases in the earnings credit rate (“ECR”) attributed to commercial deposit accounts. The ECR, which generally varies with short term interest rates, is used by commercial customers to offset service charges on deposit accounts. As interest rates rose in 2005, the higher ECR resulted in lower service charges. Other noninterest income increased $2.9 million to $12.2 million during 2005, a 31.5% increase over 2004’s total of $9.3 million. Contributing to the increase in other noninterest income is increased revenue from merchant credit card activity, ATM card revenue, debit card income and mortgage servicing revenue generated by the commercial mortgage business acquired in September 2005. The other components of noninterest income will be discussed in more detail in “Segment Information.”

Noninterest Expense

The following table sets forth, for the periods indicated, the principal components of noninterest expense.

NONINTEREST EXPENSE

(Amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Salaries and employee benefits	$85,402	$74,983	$64,826
Commission based compensation	15,458	17,500	22,182
Occupancy and equipment expense, net	17,653	15,488	12,886
Amortization of other intangibles	3,189	3,034	1,041
Travel and entertainment	2,303	1,926	1,648
Advertising	3,308	2,436	1,969
Banking assessments	2,429	2,183	1,671
Data processing expenses	2,751	2,615	1,759
Legal and professional fees	5,400	5,235	3,701
Noncredit losses	740	940	908
Postage and courier services	3,060	2,893	2,333
Supplies and printing	2,922	2,813	2,527
Telephone	2,355	2,183	1,754
Penalty on long-term debt repayment	—	—	822
Electronic banking expense	3,571	2,961	2,293
Software expense	2,335	2,025	1,525
Commercial insurance	1,057	1,207	1,080
Directors fees	1,176	1,083	904
Business licenses and other taxes	920	1,013	526
Other	6,451	5,804	5,537

Total noninterest expense	$162,480	$148,322	$131,892

Noninterest expense increased $14.2 million, or 9.5%, to $162.5 million in 2005, from $148.3 million in 2004. Salaries and employee benefits increased $10.4 million, or 13.9%, in 2005. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, merit salary increases and higher incentive bonuses as a result of increased net income for Alabama National. Commission based compensation decreased $2.0 million, or 11.7%, in 2005. The decrease in commission based compensation during 2005 is attributable to decreased production in the investment services division. Net occupancy expense increased $2.2 million, or 14.0%, in 2005.

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

Investment Services

The following table sets forth, for the periods indicated, the summary of operations for the investment services division of Alabama National:

INVESTMENT SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Investment services revenue	$4,210	$11,652	$18,710
Expenses and allocated charges	4,852	8,998	12,645

Net investment services income	$(642)	$2,654	$6,065

First American Bank operates an investment department devoted primarily to handling correspondent banks’ investment needs. Investment services revenue consists primarily of commission income from the sale of fixed income securities to correspondent banks. A small portion of investment services revenue is generated from fee based services, including asset/liability consulting, bond accounting and security safekeeping. Investment services revenue decreased substantially to $4.2 million during 2005, from $11.7 million in 2004. The revenue recorded by the investment division during 2003, $18.7 million, represents the highest revenue ever recorded for this division. The revenue generated by the investment services division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. Demand for these securities during 2003 was high due to increased liquidity of community banks resulting from decreased loan demand and increased cash flow from their existing securities portfolio. During 2005 and 2004, the cash flow from the securities portfolio of correspondent banks slowed and loan demand increased, which negatively impacted the revenue for the investment services division.

In addition to the market conditions, another significant reason for decreased revenue production during 2005 is due to the departure a group of salespeople and support staff from this division during the fourth quarter of 2004. Alabama National has moved to add additional qualified sales people and remains committed to this business line. Upon a return to more favorable market conditions, Alabama National anticipates increased revenue and a return to profitability for this segment. Activities of the investment services division leads to additional business opportunities for the commercial and retail banking segment through loans and deposits attributable to investment division customers. Revenue for this additional activity is recorded in the commercial and retail banking segment.

Securities Brokerage and Trust Division

The following table sets forth, for the periods indicated, the summary of operations for the securities brokerage and trust division of Alabama National:

SECURITIES BROKERAGE AND TRUST DIVISION

(Amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Securities brokerage and trust revenue	$19,220	$16,863	$15,867
Interest income	1,486	1,109	978

Total securities brokerage and trust revenue	20,706	17,972	16,845
Interest expense	242	105	118
Expenses and allocated charges	17,946	15,907	14,983

Net securities brokerage and trust income	$2,518	$1,960	$1,744

First American Bank has a wholly owned subsidiary, NBC Securities, Inc. (“NBC Securities”), that is a full service licensed broker-dealer. The trust department of First American Bank and NBC Securities manage the assets of both institutional and individual customers located primarily in the markets served by Alabama National. The revenue generated by the securities brokerage and trust division consists primarily of commission income generated from the sale of equity securities and other investment products to individual and corporate customers, from fees paid for assets under management or custody and from fees related to investment consulting work performed for clients. The securities brokerage and trust division also recognizes interest income from margin loans. Revenue for this division increased $2.4 million, or 14.0%, to $19.2 million in 2005. Revenue for this division increased $1.0 million, or 6.3%, to $16.9 million in 2004. The increase in revenue during both 2005 and 2004 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. Asset management fees recorded by the trust department of First American Bank and NBC Securities also increased during 2005 as a result of an increase in the total assets managed by this division. The interest income from margin loans increased slightly during 2005 versus the levels recorded during 2004 and 2003. The additional registered representatives and new offices opened and variable overhead, combined with higher commission expense on the higher revenue base, led to an increase in the expenses and allocated charges for this division in 2005.

Mortgage Lending Division

The following table sets forth, for the periods indicated, the summary of operations for the mortgage lending division of Alabama National:

MORTGAGE LENDING DIVISION

(Amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Gain on sale of mortgage loans (1)	$13,673	$12,398	$17,061
Interest income	1,238	1,053	2,462

Total revenue	14,911	13,451	19,523
Interest expense	550	294	825
Expenses and allocated charges	9,720	8,858	10,104

Net mortgage lending division income	$4,641	$4,299	$8,594

(1)	Includes intercompany income allocated to mortgage lending division totaling $1,151,000, $832,000 and $772,000 at December 31, 2005, 2004 and 2003, respectively.

Fees earned in connection with the origination and resale of mortgages increased $1.3 million, or 10.3%, to $13.7 million in 2005, from $12.4 million in 2004. During 2004, fees earned in connection with the origination and resale of mortgages decreased $4.7 million, or 27.3%, to $12.4 million, from $17.1 million in 2003. The increased revenue during 2005 is attributable to the strong economies in the markets served by Alabama National. The revenue recorded during both 2005 and 2004 are lower than the revenue recorded by the mortgage division in 2003. The 2003 revenue was a record amount due to the historically low interest rate environment and its effect on mortgage origination and refinancing activity. Expenses and allocated charges totaled $9.7 million, compared to $8.9 million during 2004. This increase is due to a higher level of mortgage revenue and its impact on compensation and other expenses.

Revenue from the mortgage lending division is subject to fluctuation caused by a number of factors, including perhaps most prominently the interest rate environment. The environment for this division was extremely favorable during 2003. During 2005 and 2004 mortgage activity from refinancing slowed considerably, but Alabama National continues to expand and grow mortgage origination activity in the markets served by the Company.

Insurance Services Division

The following table sets forth, for the periods indicated, a summary of operations for the insurance services division of Alabama National:

INSURANCE SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Commission income	$3,549	$3,604	$3,477
Other income	—	109	—

Total revenue	3,549	3,713	3,477
Expenses and allocated charges	3,349	3,642	3,298

Net insurance division income	$200	$71	$179

Commission income earned from the sale of insurance products during 2005 decreased slightly to $3.5 million from $3.6 million recorded in 2004. The profitability of this segment increased due to lower expenses during 2005. In previous years this division has incurred costs in connection with expanding the insurance services division throughout the markets served by Alabama National.

Earning Assets

Loans and Leases

Loans and leases are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans and leases averaged $3.88 billion in 2005, compared to $3.22 billion in 2004, an increase of $654.0 million, or 20.3%. At December 31, 2005, total loans and leases, net of unearned income, were $4.14 billion, compared to $3.50 billion at the end of 2004, an increase of $648.4 million, or 18.5%.

The growth in Alabama National’s loan and lease portfolio is attributable to Alabama National’s ability to attract new customers while maintaining consistent underwriting standards. Loan growth is also impacted by general economic conditions that may result in increased loan demand from existing customers. The markets served by Alabama National, especially Florida, continue to experience strong economic expansion and Alabama National has benefited. The following table details the composition of the loan portfolio by category at the dates indicated.

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and financial	$287,014	6.92%	$282,212	8.06%	$265,923	9.99%	$253,569	11.56%	$247,613	12.59%
Real estate:
Construction	1,225,451	29.55	776,594	22.20	530,024	19.91	311,259	14.19	231,369	11.76
Mortgage—residential	1,092,514	26.34	963,083	27.52	676,658	25.42	616,651	28.11	546,730	27.80
Mortgage—commercial	1,100,794	26.54	1,046,622	29.91	814,904	30.61	699,403	31.88	637,575	32.42
Mortgage—other	9,828.24		10,644.30		9,412.35		5,672.26		5,645.29
Consumer	82,908	2.00	88,653	2.53	74,137	2.78	78,342	3.57	82,909	4.22
Lease financing receivables	62,423	1.50	70,289	2.01	77,857	2.92	80,113	3.65	73,924	3.76
Securities brokerage margin loans	17,928.43		14,517.41		15,407.58		14,502.66		16,302.83
Other	268,879	6.48	246,739	7.06	198,036	7.44	134,191	6.12	124,564	6.33

Total gross loans and leases	4,147,739	100.00%	3,499,353	100.00%	2,662,358	100.00%	2,193,702	100.00%	1,966,631	100.00%

Unearned income	(3,644)		(3,652)		(2,918)		(2,308)		(2,462)

Total loans and leases, net of unearned income (1)	4,144,095		3,495,701		2,659,440		2,191,394		1,964,169
Allowance for loan and lease losses	(52,815)		(46,584)		(36,562)		(32,704)		(28,519)

Total net loans and leases (1)	$4,091,280		$3,449,117		$2,622,878		$2,158,690		$1,935,650

(1)	Does not include loans held for sale.

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

The principal component of Alabama National’s loan portfolio is real estate mortgage loans. At year-end 2005, this category totaled $2.20 billion and represented 53.1% of the total loan portfolio, compared to $2.02 billion, or 57.7% of the total loan portfolio at year-end 2004.

Residential mortgage loans increased $129.4 million, or 13.4%, to $1.09 billion at December 31, 2005, compared with $963.1 million at December 31, 2004. Commercial mortgage loans increased $54.2 million, or 5.2%, to $1.10 billion at December 31, 2005.

Real estate construction loans experienced the largest increase of any category of loan. Real estate construction loans increased $448.9 million, or 57.8%, to $1.23 billion at December 31, 2005, compared with $776.6 million at December 31, 2004. Real estate construction is now the largest category of loans for Alabama National. Alabama National’s focus on the home construction market, as well as strong commercial construction activity in markets it serves, led to this increase during 2005.

The repayment of loans is a source of additional liquidity for Alabama National. The following table sets forth Alabama National’s loans maturing within specific intervals at December 31, 2005.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Amounts in thousands)

	December 31, 2005
	One year or less	Over one year through five years	Over five years	Total
Commercial, financial and agricultural	$156,276	$119,051	$11,687	$287,014
Real estate—construction	751,865	418,224	55,362	1,225,451
Real estate—residential	154,788	256,481	681,245	1,092,514
Real estate—commercial	149,300	652,013	299,481	1,100,794
Consumer	33,125	46,829	2,955	82,908

	$1,245,354	$1,492,597	$1,050,730	$3,788,681

	Predetermined Rates	Floating Rates	Total
Maturing after one year but within five years	$783,519	$709,078	$1,492,597
Maturing after five years	129,029	921,701	1,050,730

	$912,548	$1,630,779	$2,543,327

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

Securities

Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of Alabama National’s earning assets. Securities averaged $1.16 billion during 2005, compared with $1.10 billion during 2004, an increase of $54.2 million, or 4.9%. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities, and during 2005 most of the earning asset growth of Alabama National was in loans and leases and the securities portfolio remained relatively flat. Management attempts to maintain earning asset growth commensurate with its funding growth and with its overall growth plans. At December 31, 2005, the securities portfolio totaled $1.14 billion, including securities held to maturity with an amortized cost of $591.2 million and securities available for sale with a market value of $545.3 million.

The following tables set forth the carrying value of securities held by Alabama National at the dates indicated.

INVESTMENT SECURITIES

(Amounts in thousands)

	December 31,
	2005		2004		2003
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government corporations and agencies	24,217	23,464	24,207	24,003	23,962	24,012
State and political subdivisions	21,152	21,158	15,569	15,866	1,553	1,603
Mortgage backed securities	545,784	531,802	528,717	526,733	245,520	245,921

Total	$591,153	$576,424	$568,493	$566,602	$271,035	$271,536

AVAILABLE FOR SALE SECURITIES

(Amounts in thousands)

	December 31,
	2005		2004		2003
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$350	$347	$350	$349	$350	$351
U.S. Government corporations and agencies	212,443	206,346	220,315	218,690	318,536	317,552
State and political subdivisions	36,234	36,496	45,282	46,338	40,922	42,385
Mortgage backed securities	277,706	269,927	336,551	335,647	160,871	160,684
Equity securities	32,261	32,218	30,890	30,890	18,220	18,220

Total	$558,994	$545,334	$633,388	$631,914	$538,899	$539,192

The following tables show the scheduled maturity and average yields of securities owned by Alabama National at December 31, 2005.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2005
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury securities	$—		$—		$—		$—		$—
U.S. Government corporations and agencies	—		24,217	4.81%	—		—		—
State and political subdivisions	—		1,347	6.89%	4,984	5.79%	14,821	5.98%	—
Mortgage backed securities	—		—		—		—		$545,784	5.16%

Total	$—		$25,564	4.92%	$4,984	5.79%	$14,821	5.98%	$545,784	5.16%

(1)	Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2005
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury securities	$—		$347	4.37%	$—		$—		$—
U.S. Government corporations and agencies	7,008	4.71%	188,978	4.74%	10,360	5.52%	—		—
State and political subdivisions	1,438	5.36%	10,631	5.62%	15,294	5.82%	9,133	6.00%
Mortgage backed securities	—		—		—		—		269,927	5.12%
Equity securities (2)	—		—		—		—		32,218	4.61%

Total	$8,446	4.82%	$199,956	4.79%	$25,654	5.70%	$9,133	6.00%	$302,145	5.07%

(1)	Computed on a tax-equivalent basis utilizing a 34% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.
(2)	Comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

At December 31, 2005, mortgage-backed securities, consisting of collateralized mortgage obligations and pass-through mortgage obligations, had a carrying value totaling $815.7 million. These mortgage-backed securities include $545.8 million classified as investment securities and $269.9 million classified as securities available for sale. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon the terms of the underlying mortgages, the relative level of mortgage interest rates, and the structure of the securities. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note with additional repayment as a result of sales of homes collateralizing the mortgage loans constituting the security. Accordingly, management generally expects an average life of 3.5 years for both collateralized mortgage obligations and pass-through mortgage obligations.

Other attributes of securities are discussed in “Interest Sensitivity and Market Risk.”

Short-Term Investments

Alabama National utilizes overnight investment of funds in federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by Alabama National when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 2005, federal funds sold and securities purchased under agreements to resell averaged $83.6 million, compared to $68.7 million during 2004, representing an increase of $15.0 million.

Trading Account Securities

An important aspect of the investment services division’s operations, but less so to Alabama National overall, are trading account securities, which represent securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. Trading account securities averaged approximately $0.5 million and $1.2 million in 2005 and 2004, respectively. This small dollar amount reflects management’s policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $545.6 million, or 14.7%, to $4.32 billion in 2005, from $3.77 billion in 2004. Average interest-bearing deposits increased $467.1 million, or 15.9%, to $3.40 billion in 2005, from $2.93 billion in 2004. The increase is attributable to competitive rate and product offerings by Alabama National, successful marketing efforts and growth in many of Alabama National’s markets. Average federal funds purchased and securities sold under agreements to repurchase increased $112.2 million, or 27.9%, to $515.2 million in 2005, from $403.0 million in 2004, due in part to additional liquidity provided by downstream correspondent banks. Average short-term borrowings increased by $14.9 million, or 28.1%, to $67.9 million in 2005, compared to $53.0 million in 2004. Average long-term borrowings decreased $48.7 million, or 12.6%, to $337.8 million in 2005, from $386.5 million in 2004.

Deposits

Average total deposits increased $614.5 million, or 17.6%, to $4.11 billion during 2005, from $3.49 billion during 2004. At December 31, 2005, total deposits were $4.34 billion, compared with $3.93 billion at December 31, 2004. This growth in deposits, specifically interest bearing transaction accounts, savings and money market accounts and demand deposits allowed Alabama National to support its loan growth with relatively low funding costs. This contributed to an increased net interest margin for Alabama National during 2005.

The following table sets forth the deposits of Alabama National by category at the dates indicated.

DEPOSITS

(Amounts in thousands, except percentages)

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$729,045	16.79%	$683,245	17.36%	$404,755	14.70%	$336,172	14.43%	$306,319	14.82%
NOW	1,021,494	23.52	906,399	23.04	528,766	19.20	476,721	20.46	384,355	18.60
Savings and money market	884,496	20.36	887,431	22.55	521,440	18.94	378,361	16.24	373,309	18.06
Time less than $100,000	760,832	17.52	665,696	16.92	619,229	22.49	635,827	27.27	668,819	32.36
Time greater than $100,000	947,397	21.81	791,952	20.13	679,559	24.68	503,314	21.60	333,957	16.16

Total deposits	$4,343,264	100.00%	$3,934,723	100.00%	$2,753,749	100.00%	$2,330,395	100.00%	$2,066,759	100.00%

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that support earning assets. Alabama National’s core deposits totaled $3.40 billion, or 78.1%, of total deposits at December 31, 2005, and totaled $3.14 billion, or 79.9%, of total deposits at December 31, 2004.

Deposits, in particular core deposits, have historically been Alabama National’s primary source of funding and have enabled Alabama National to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be Alabama National’s primary source of funding in the future, although economic and competitive factors could affect this funding source. Alabama National’s loan-to-deposit ratio was 95.4% at December 31, 2005, and 88.8% at the end of 2004, and the ratio averaged 94.4% during 2005 and 92.3% during 2004. The maturity distribution of Alabama National’s time deposits in excess of $100,000 at December 31, 2005 is shown in the following table.

MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME

DEPOSITS OF $100,000 OR MORE

(Amounts in thousands)

	December 31, 2005
	Within One Month	After One Through Three Months	After Three Through Six Months	After Six Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Certificates of deposit of $100,000 or more	$38,339	$84,613	$168,644	$202,511	$148,817	$99,749	$742,673
Other time deposits of $100,000 or more	54,180	35,354	27,002	54,888	28,198	5,102	204,724

Total	$92,519	$119,967	$195,646	$257,399	$177,015	$104,851	$947,397

Approximately 22.4% of Alabama National’s time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Alabama National had $126.6 million in large certificates of deposit obtained through brokers outstanding at December 31, 2005, compared to $175.2 million at December 31, 2004. Alabama National’s use of brokered time deposits fluctuates depending upon funding needs and the pricing and maturity structure of available brokered deposits versus other funding sources, including in-market time deposits.

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

Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of Alabama National as well as a cash management tool offered to corporate customers. At December 31, 2005, these funds totaled $545.3 million, compared with $379.1 million at December 31, 2004. This balance will vary greatly depending on the liquidity of the downstream correspondent banks of Alabama National and the excess cash of its corporate customers.

Alabama National’s average borrowing from a third party bank under a $10 million credit facility (“the Credit Facility”) was $278 thousand during 2005, compared with $3.6 million during 2004. As of December 31, 2005, the principal balance was zero, leaving a remaining availability under the Credit Facility of $10.0 million. The Credit Facility bears interest at a rate that varies with LIBOR and is unsecured. The Credit Facility is typically renewed on an annual basis and has a current maturity date of May 31, 2006. Alabama National has historically renewed the Credit Facility prior to its due date and anticipates doing so again in 2006.

All of the Banks are members of the FHLB of Atlanta. At December 31, 2005, the Banks had available FHLB lines of $1.65 billion, under which $350.3 million was outstanding, including advances classified as short-term of $34.7 million and advances classified as long-term of $315.6 million. This compares to borrowings of $370.1 million at December 31, 2004, of which $30.0 million was short-term and $340.1 million was long-term.

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

BORROWED FUNDS

(Amounts in thousands, except percentages)

	December 31,
	2005	2004	2003
Federal funds purchased and securities sold under agreements to repurchase:
Balance at end of period	$545,337	$379,114	$358,393
Average balance outstanding	515,225	402,991	317,811
Maximum outstanding at any month’s end	596,162	459,953	369,172
Weighted average interest rate at period-end	3.82%	2.06%	1.01%
Weighted average interest rate during the period	3.01	1.33	1.03

Treasury, tax and loan:
Balance at end of period	$—	$2,217	$1,431
Average balance outstanding	119	1,155	1,027
Maximum outstanding at any month’s end	1,465	2,217	2,442
Weighted average interest rate at period-end	0.00%	2.01%	0.66%
Weighted average interest rate during the period	2.34	0.96	0.81

Note Payable:
Balance at end of period	$—	$500	$1,650
Average balance outstanding	278	3,603	13,218
Maximum outstanding at any month’s end	1,500	10,800	20,150
Weighted average interest rate at period-end	0.00%	2.18%	1.89%
Weighted average interest rate during the period	3.68	2.00	2.00

Short-term advances from the Federal Home Loan Bank:
Balance at end of period	$34,700	$30,000	$39,500
Average balance outstanding	67,543	48,269	66,341
Maximum outstanding at any month’s end	149,400	97,950	168,500
Weighted average interest rate at period-end	4.35%	3.68%	1.94%
Weighted average interest rate during the period	3.85	1.96	1.75

Long-term advances from the Federal Home Loan Bank:
Balance at end of period	$315,636	$340,078	$286,000
Average balance outstanding	284,170	334,127	255,085
Maximum outstanding at any month’s end	315,757	350,257	291,000
Weighted average interest rate at period-end	3.58%	3.33%	3.14%
Weighted average interest rate during the period	4.11	3.18	3.64

Junior subordinated debentures payable to unconsolidated trusts:
Balance at end of period	$53,610	$53,610	$46,393
Average balance outstanding	53,610	52,329	30,315
Maximum outstanding at any month’s end	53,610	53,610	46,393
Weighted average interest rate at period-end	7.79%	5.81%	4.44
Weighted average interest rate during the period	6.78	4.94	4.75

Capital Resources and Liquidity Management

Capital Resources

Alabama National’s stockholders’ equity increased by $42.3 million from December 31, 2004, to $571.9 million at December 31, 2005. This increase was attributable to the following (in thousands):

Net income	$66,673
Dividends	(23,038)
Issuance of stock for option exercises and other stock based compensation	131
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(7,861)
Issuance of stock in purchase business combination	4,233
Additional paid in capital related to stock based compensation	2,198

Net increase	$42,336

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

Alabama National exceeded its fully phased-in regulatory capital ratios at December 31, 2005, 2004 and 2003, as set forth in the following table.

ANALYSIS OF CAPITAL

(Amounts in thousands, except percentages)

	December 31,
	2005	2004	2003
Tier 1 Capital	$475,535	$427,298	$289,181
Tier 2 Capital	52,817	46,483	34,537

Total qualifying capital (1)	$528,352	$473,781	$323,718

Risk-adjusted total assets (including off-balance sheet exposures)	$4,367,900	$3,718,456	$2,760,910
Tier 1 risk-based capital ratio (4.00% required minimum)	10.89%	11.49%	10.47%
Total risk-based capital ratio (8.00% required minimum)	12.10	12.74	11.73
Tier 1 leverage ratio (4.00% required minimum)	8.29	8.44	7.73

(1)	Does not include $0.1 million and $2.0 million of the Company’s allowance for loan losses at December 31, 2004 and 2003, respectively, in excess of 1.25% of risk-adjusted total assets.

Each of the Banks is required to maintain minimum risk-based and leverage ratios similar to those required for Alabama National. Each of the Banks exceeded these regulatory minimum capital ratios at December 31, 2005, as set forth in the following table:

BANK CAPITAL RATIOS

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.89%	12.10%	8.29%

Alabama Exchange Bank	15.61	16.86	7.62
Bank of Dadeville	14.30	15.55	7.70
Community Bank of Naples, N.A.	9.57	10.82	7.97
First American Bank	10.69	11.88	8.15
First Gulf Bank, N.A.	8.87	10.11	7.27
Georgia State Bank	10.55	11.71	7.56
Public Bank	10.59	11.81	8.51
CypressCoquina Bank	10.50	11.64	8.30
Millennium Bank	10.51	11.76	7.78
Indian River National Bank	11.96	13.10	7.98
Required minimums	4.00	8.00	4.00

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

Assets included in Alabama National’s Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell, Alabama National’s primary source of immediate liquidity, averaged $83.6 million during 2005 and were $70.5 million at December 31, 2005, and averaged $68.7 million during 2004 and were $101.0 million at December 31, 2004. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provides a repetitive source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $365.6 million at December 31, 2005, provide Alabama National an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See “Earning Assets—Loans” and “Earning Assets—Securities.”

Liquidity can also be managed using liabilities included in Alabama National’s Consolidated Statement of Condition, such as federal funds purchased and securities sold under agreements to repurchase and short-term borrowings. Combined federal funds purchased and securities sold under agreements to repurchase, treasury, tax and loan, and short-term borrowings averaged $583.2 million during 2005 and were $580.0 million at December 31, 2005, and averaged $456.0 million during 2004 and were $409.6 million at December 31, 2004. Overnight borrowing lines with upstream correspondent banks, totaling $239.8 million at December 31, 2005, of which $220.8 million was unused, provide additional sources of liquidity to Alabama National on an unsecured basis. The Federal Home Loan Bank provides secured credit lines to all of Alabama National’s Banks totaling approximately $1.6 billion as of year-end 2005. The amount that Alabama National can borrow from the Federal Home Loan Bank is limited to the actual collateral pledged. At December 31, 2005, advances under these lines totaled $350.3 million, including $34.7 million classified as short-term and $315.6 million classified as long-term. Long-term liquidity needs are met through Alabama National’s deposit base (approximately 78.2% of Alabama National’s deposits at December 31, 2005, are considered core deposits), and the repayment of loans and other investments as they mature. Alabama National is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits, long-term borrowings and the amount and mix of longer-term investments in its portfolio.

One of the Banks, First American Bank, pledged approximately $128.3 million in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility, which management views as a backup liquidity facility. At December 31, 2005, First American Bank had access to approximately $102.7 million under this facility, with no outstanding borrowings.

Alabama National, as a stand-alone corporation, has more limited access to liquidity sources than its Banks and depends on dividends from its subsidiaries as its primary source of liquidity. Alabama National’s liquidity is diminished by required payments on its outstanding short-term debt and junior subordinated debentures. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions, which may, but are not expected to, have a material negative impact on the liquidity available to Alabama National. (See Note 18 to Alabama National’s Consolidated Financial Statements included in this Annual Report beginning at page F-1). If circumstances warrant, Alabama National’s short-term liquidity needs can also be met by additional borrowings of approximately $10.0 million representing the unused portion of Alabama National’s credit facility with an unrelated bank. See “Deposits and Other Interest–Bearing Liabilities —Borrowed Funds.”

Contractual Obligations

Alabama National has contractual obligations to make future payments on debt and lease agreements. Long-term debt, capital leases and junior subordinated debentures are reflected on the consolidated statements of financial condition, whereas, operating lease obligations for office space and equipment are not recorded on the consolidated statements of financial condition. Alabama National has no unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Notes 9 and 10 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1. Total contractual obligations of Alabama National as of December 31, 2005, are as follows.

CONTRACTUAL OBLIGATIONS

(Amounts in thousands)

	As of December 31, 2005
	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total
Long-term FHLB debt	$—	$32,000	$23,000	$314,246	$369,246
Junior subordinated debentures payable to unconsolidated trusts	—	—	—	53,610	53,610
Certificates of deposit of $100,000 or more	665,531	177,015	78,925	25,926	947,397
Certificates of deposit less than $100,000	505,010	187,255	67,709	858	760,832
Operating lease obligations	2,955	4,947	4,098	15,739	27,739

Total contractual obligations	$1,173,496	$401,217	$173,732	$410,379	$2,158,824

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

CREDIT EXTENSION COMMITMENTS

(Amounts in thousands)

	As of December 31, 2005
	Expire in 1 year or less	Expire after 1 year through 3 years	Expire after 3 years through 5 years	Expire after 5 years	Total
Unfunded lines	$630,690	$300,946	$54,045	$290,213	$1,275,894
Letters of credit	35,154	18,050	200	54	53,458

Total credit extension commitments	$665,844	$318,996	$54,245	$290,267	$1,329,352

Off-Balance Sheet Arrangements

Alabama National’s significant off-balance sheet arrangements are primarily certain investments in low-income housing projects throughout its geographic area. Alabama National enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At December 31, 2005, Alabama National’s investments in such projects totaled $0.9 million. Alabama National acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Construction and permanent financing for these entities was obtained from independent third parties.

Alabama National has no remaining commitment to fund low income housing investments at December 31, 2005. Alabama National’s risk exposure relating to these entities is generally limited to the amount invested.

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

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC) amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Alabama National currently uses a fair value-based method of accounting for compensation costs and has fully adopted and implemented the expense recognition provisions of SFAS 123. Accordingly, the changes required by SFAS 123(R) did not have a material impact on Alabama National’s financial condition or results of operations.

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

SELECTED QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Unaudited)

	2005 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Summary of Operations:
Interest income	$67,844	$74,073	$80,687	$86,656	$49,130	$55,397	$60,572	$64,087
Interest expense	20,939	24,986	29,328	34,160	14,460	15,763	16,958	18,753
Net interest income	46,905	49,087	51,359	52,496	34,670	39,634	43,614	45,334
Provision for loan and lease losses	1,544	1,991	2,440	1,640	1,228	1,278	1,624	819
Securities gains	72	—	—	—	—	—	—	—
Noninterest income	16,711	18,229	18,098	18,613	17,640	19,288	18,566	17,291
Noninterest expense	38,661	40,715	40,990	42,114	34,171	37,612	38,208	38,331
Net income	15,480	16,195	17,083	17,915	11,307	13,244	14,706	15,387
Dividends on common stock	5,742	5,744	5,772	5,780	4,800	4,819	5,303	5,312

Per Common Share Data:
Book Value	$31.32	$32.26	$32.89	$33.40	$27.77	$27.48	$30.70	$31.20
Tangible book value	22.20	23.20	23.65	24.20	18.83	18.63	21.44	21.99
Net income (diluted)	0.89	0.93	0.98	1.02	0.80	0.84	0.86	0.89
Dividends declared	0.3375	0.3375	0.3375	0.3375	0.3125	0.3125	0.3125	0.3125

Balance Sheet Highlights
At Period-End:
Total assets .	$5,471,370	$5,686,127	$5,887,078	$5,931,673	$4,947,225	$4,939,449	$5,144,106	$5,315,869
Securities (1)	1,195,422	1,171,281	1,148,333	1,136,487	1,141,693	1,175,768	1,170,793	1,200,407
Loans held for sale	30,359	32,247	33,128	14,940	27,356	19,466	22,634	22,313
Loans and leases, net of unearned income	3,639,617	3,848,687	4,059,919	4,144,095	3,136,938	3,197,287	3,400,297	3,495,701
Allowance for loan and lease losses	47,826	49,637	51,679	52,815	42,392	43,484	45,903	46,584
Deposits	4,075,536	4,184,167	4,269,593	4,343,264	3,461,144	3,615,227	3,634,724	3,934,732
Short-term debt	47,500	83,225	78,000	34,700	67,743	31,333	40,000	30,500
Long-term debt	330,600	311,512	311,425	369,246	384,984	403,888	403,792	393,688
Stockholders’ equity	532,835	549,297	562,448	571,879	426,594	423,670	521,231	529,543

(1)	Does not include trading securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of December 31, 2005, the end of the period covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in Alabama National’s periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in Alabama National’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Alabama National’s internal control over financial reporting.

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

Management assessed the effectiveness of Alabama National’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management has concluded that Alabama National maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of Alabama National’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

The following table summarizes, as of December 31, 2005, the securities that have been authorized for issuance under the Company’s equity compensation plans categorized by those plans approved by security holders and those plans not approved by security holders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders	270,063	$18.88	(1)	847,628	(2)
Equity compensation plans not approved by security holders (3)	60,632	$0.00	(4)	25,000	(5)
Total	330,695	$18.00		872,628

(1)	Does not include awards deferred pursuant to (i) the Alabama National BanCorporation Plan for the Deferral of Compensation for Directors Who Are Not Employees of the Company, and (ii) the Alabama National BanCorporation Plan for Deferral of Compensation by Key Employees, as there is no exercise price associated with these deferred awards.
(2)	Includes 658,661 shares of common stock reserved for issuance pursuant to the Alabama National BanCorporation Performance Share Plan, 173,167 shares of common stock reserved for issuance pursuant to the Alabama National BanCorporation 1999 Long Term Incentive Plan and 15,800 shares of common stock reserved for issuance pursuant to the Alabama National BanCorporation Performance Share and Deferral Plan for Non-Employee Directors of Affiliate Banks.
(3)	Does not include outstanding options to purchase 90,978 shares of ANB common stock granted to employees and directors of banks assumed through various mergers and acquisitions. At December 31, 2005, these assumed options had a weighted average exercise price of $24.42 per share. None of the plans assumed have options that are available for future issuance.
(4)	Does not include awards deferred pursuant to (i) the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks, and (ii) the Alabama National BanCorporation Performance Share Plan for certain Directors of Citizens’ and Peoples’ Bank N.A., as there is no exercise price associated with these deferred awards.
(5)	Represents 25,000 shares of common stock reserved for issuance pursuant to the Alabama National BanCorporation Performance Share Plan for Certain Members of the Madison County Advisory Board of Directors of First American Bank.

The Company has the following equity plans that have not been approved by stockholders:

Features of the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks, the Alabama National BanCorporation Performance Share Plan for Certain Directors of Citizens’ and Peoples’ Bank, N.A., and the Alabama National BanCorporation Performance Share Plan for Certain Members of the Madison County Advisory Board of Directors of First American Bank are described in Note 12 of the Notes to the Consolidated Financial Statements beginning on page F-1 and that are included in the Annual Report.

Community Bank of Naples, N.A. 1996 Stock Option Plan. ANB assumed the Community Bank of Naples, N.A. 1996 Stock Option Plan in connection with ANB’s acquisition of Community Bank of Naples in December 1998. Only key employees of Community Bank of Naples identified by its board of directors were eligible to participate. At the time the outstanding options were granted, the options were exercisable for common stock of Community Bank of Naples. All outstanding options were granted prior to ANB’s acquisition of Community Bank of Naples, and options are no longer granted under the plan. Under the plan, the exercise price of the options equaled the fair market value of Community Bank of Naples’ common stock at the time of the grant. Following the merger, these options became exercisable for shares of ANB common stock.

Community Financial Corporation 1996 Stock Option Plan. ANB assumed the Community Financial Corporation 1996 Stock Option Plan in connection with ANB’s merger with Community Financial Corporation in October 1998. At the time the outstanding options were granted, the options were exercisable for common stock of Community Financial Corporation. All outstanding options were granted prior to ANB’s merger with Community Financial Corporation, and awards are no longer granted under this plan. Under this plan, the exercise price of the options could not be less than the fair market value of the stock into which the options were exercisable at the time of grant. Following the merger, these options became exercisable for shares of ANB common stock.

Millennium Bank Directors’ Stock Option Plan and Millennium Bank Officers’ and Employees’ Stock Option Plan. ANB assumed the Millennium Bank Directors’ Stock Option Plan and the Millennium Bank Officers’ and Employees’ Stock Option Plan in connection with ANB’s acquisition of Millennium Bank in June 2003. At the time the outstanding options were granted, the options were exercisable for common stock of Millennium Bank. All outstanding options were granted prior to ANB’s acquisition of Millennium Bank, and awards are no longer granted under these plans. Under these plans, the exercise price of the options could not be less than the fair market value of the stock into which the options were exercisable at the time of grant. Following the acquisition of Millennium Bank, these options became exercisable for shares of ANB common stock.

Cypress Bank Directors’ Stock Option Plan and Cypress Bank Officers’ and Employees’ Stock Option Plan. ANB assumed the Cypress Bank Directors’ Stock Option Plan and the Cypress Bank Officers’ and Employees’ Stock Option Plan in connection with ANB’s acquisition of Cypress Bankshares, Inc. in February 2004. At the time the outstanding options were granted, the options were exercisable for common stock of Cypress Bank. All outstanding options were granted prior to ANB’s acquisition of Cypress Bank, and awards are no longer granted under these plans. Under these plans, the exercise price of the options could not be less than the fair market value of the stock into which the options were exercisable at the time of grant. Following the acquisition of Cypress Bankshares, Inc., these options became exercisable for shares of ANB common stock.

Indian River Banking Company 1999 Stock Option Plan and Indian River Banking Company 1999 Director Fee Stock Option Plan. ANB assumed the Indian River Banking Company 1999 Stock Option Plan and the Indian River Banking Company 1999 Director Fee Stock Option Plan in connection with ANB’s acquisition of Indian River Banking Company in February 2004. At the time the outstanding options were granted, the options were exercisable for common stock of Indian River Banking Company. All outstanding options were granted prior to ANB’s acquisition of Indian River Banking Company, and awards are no longer granted under these plans. Under these plans, the exercise price of the options could not be less than the fair market value of the stock into which the options were exercisable at the time of grant. Following the acquisition of Indian River Banking Company, these options became exercisable for shares of ANB common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The Consolidated Financial Statements of Alabama National and its subsidiaries, included herein (beginning on page F-1), are as follows:

Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP

Consolidated Statements of Financial Condition—December 31, 2005 and 2004

Consolidated Statements of Income—Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income—Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection (a)(1) of this Item, above.

(a)(3) and (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 66 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 2006.

ALABAMA NATIONAL BANCORPORATION

By:	/s/ JOHN H. HOLCOMB, III
John H. Holcomb, III,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN H. HOLCOMB, III	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2006
John H. Holcomb, III

/s/ DAN M. DAVID	Vice Chairman and Director	March 15, 2006
Dan M. David

/s/ RICHARD MURRAY, IV	President, Chief Operating Officer and Director	March 15, 2006
Richard Murray, IV

/s/ WILLIAM E. MATTHEWS, V	Executive Vice President and Chief Financial Officer	March 15, 2006
William E. Matthews, V

/s/ SHELLY S. WILLIAMS	Senior Vice President and Controller (principal accounting officer)	March 15, 2006
Shelly S. Williams

/s/ W. RAY BARNES	Director	March 15, 2006
W. Ray Barnes

/s/ BOBBY A. BRADLEY	Director	March 6, 2006
Bobby A. Bradley

/s/ GRIFFIN A. GREENE	Director	March 15, 2006
Griffin A. Greene

/s/ JOHN D. JOHNS	Director	March 15, 2006
John D. Johns

/s/ JOHN J. MCMAHON, JR.	Director	March 15, 2006
John J. McMahon, Jr.

/s/ C. PHILLIP MCWANE	Director	March 15, 2006
C. Phillip McWane

Name	Title	Date

/s/ G. RUFFNER PAGE, JR.	Director	March 15, 2006
G. Ruffner Page, Jr.

/s/ JOHN M. PLUNK	Director	March 7, 2006
John M. Plunk

/s/ W. STANCIL STARNES	Director	March 15, 2006
W. Stancil Starnes

/s/ WILLIAM D. MONTGOMERY	Director	March 15, 2006
William D. Montgomery

/s/ C. LLOYD NIX	Director	March 15, 2006
C. Lloyd Nix

/s/ JOHN V. DENSON	Director	March 15, 2006
John V. Denson

/s/ W. EDGAR WELDEN	Director	March 6, 2006
W. Edgar Welden

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference)

3.2

First Amendment to Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference)

3.3	Amended and Restated ByLaws (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.1

Lease Agreement dated June 1, 2000 between Woodward Properties, LLP and NBC (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.1A

First Amendment to Lease Agreement dated December 31, 2001 between Woodward Properties, LLP and NBC (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.1B

Second Amendment to Lease Agreement dated February 28, 2003 between Woodward Properties, LLP and NBC (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.2

Credit Agreement between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.2A

Promissory Note between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.2B

Pledge Agreement between Alabama National BanCorporation and AmSouth Bank of Alabama dated as of December 29, 1995 relating to a $23,000,000 Revolving Loan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.2C

First Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated February 10, 1997 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference)

10.2D

Second Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated January 19, 1998 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.2E

Third Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated June 23, 1999 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference)

10.2F

Fourth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated June 20, 2000 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

Exhibit Number	Description
10.2G

Fifth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2001 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

10.2H

Sixth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2002 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.2I

Fourth AmSouth Bank Note Modification Agreement dated May 31, 2002 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.2J

Seventh Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2003 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.2K

Fifth AmSouth Bank Note Modification Agreement dated May 31, 2003 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.2L

Eighth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated May 31, 2004 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.2M

Sixth AmSouth Bank Note Modification Agreement dated May 31, 2004 (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.2N

Ninth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank, effective May 31, 2005 (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated June 6, 2005 and incorporated herein by reference)

10.2O	Seventh AmSouth Bank Note Modification Agreement, effective May 31, 2005 (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated June 6, 2005 and incorporated herein by reference)

10.3*

Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated May 4, 2005 and incorporated herein by reference)

10.3A*	First Amendment to the Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan

10.3B*

Form of Notice of Award under the Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference)

10.4*

Alabama National BanCorporation Plan for the Deferral of Compensation for Directors Who Are Not Employees of the Company (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.4A*	Amendment One to the Alabama National BanCorporation Plan for the Deferral of Compensation for Directors Who Are Not Employees of the Company

10.5*

Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks, and three amendments thereto (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit Number	Description
10.5A*

Amendment Four to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.5B*	Amendment Five to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks

10.6*

Alabama National BanCorporation 1999 Long Term Incentive Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.6A*

Amendment Number One to the Alabama National BanCorporation 1999 Long Term Incentive Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.7*

Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference)

10.7A*	Amendment One to the Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees

10.7B*	Amendment Two to the Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees

10.8*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between John R. Bragg and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.9*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between John H. Holcomb, III and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.10*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between William E. Matthews, V and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.11*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between Richard Murray, IV and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.12*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between Dan M. David and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.13*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between James R. Thompson, III and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated February 18, 2005, and incorporated herein by reference)

10.14*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between Shelly S. Williams and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

Exhibit Number	Description
10.15*

Employment Continuation Agreement dated as of September 21, 2000 between John R. Bragg and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.15A*	First Amendment to Employment Continuation Agreement between John R. Bragg and Alabama National BanCorporation, dated as of December 30, 2005

10.16*

Employment Continuation Agreement dated as of September 21, 2000 between John H. Holcomb, III and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.16A*	First Amendment to Employment Continuation Agreement between John H. Holcomb, III and Alabama National BanCorporation, dated as of December 30, 2005

10.17*

Employment Continuation Agreement dated as of September 21, 2000 between William E. Matthews, V and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.17A*	First Amendment to Employment Continuation Agreement between William E. Matthews, V and Alabama National BanCorporation, dated as of December 30, 2005

10.18*

Employment Continuation Agreement dated as of September 21, 2000 between Richard Murray, IV and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.18A*	First Amendment to Employment Continuation Agreement between Richard Murray, IV and Alabama National BanCorporation, dated as of December 30, 2005

10.19*

Employment Continuation Agreement dated as of September 21, 2000 between Dan M. David and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.19A*	First Amendment to Employment Continuation Agreement between Dan M. David and Alabama National BanCorporation, dated as of December 30, 2005

10.20*

Second Amendment and Restatement of the Alabama National BanCorporation Annual Incentive Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.21*

Alabama National BanCorporation Performance Share Plan for Certain Members of the Madison County Advisory Board of Directors of First American Bank (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.22*

Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.23*

Amendment One to the Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A., dated October 16, 2002 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit Number	Description
10.23A*	Amendment Two to the Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A.

10.24*

Millennium Bank Directors’ Stock Option Plan, and two amendments thereto (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.25*

Millennium Bank Officers’ and Employees’ Stock Option Plan, and one amendment thereto (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.26*	Cypress Bank Directors’ Stock Option Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.27*	Cypress Bank Officers’ and Employees’ Stock Option Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.28*

Indian River 1999 Director Fee Stock Option Plan, and two amendments thereto (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.29*	Indian River Banking Company 1999 Stock Option Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.30

Amended and Restated Declaration of Trust among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others dated December 18, 2001 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.31

Indenture dated December 18, 2001 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.32

Guaranty Agreement dated December 18, 2001 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.33

Amended and Restated Declaration of Trust dated December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.34

Indenture dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.35

Guarantee Agreement dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit Number	Description
10.36

Amended and Restated Declaration of Trust dated September 26, 2003, between Alabama National BanCorporation, U.S. Bank National Association, and others (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.37

Indenture dated September 26, 2003, between Alabama National BanCorporation and U.S. Bank National Association (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.38

Guarantee Agreement dated September 23, 2003, between Alabama National BanCorporation and U.S. Bank National Association (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.39

Amended and Restated Trust Agreement dated September 30, 2002, among Indian River Banking Company, Wells Fargo Bank, National Association, and others (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.39A

First Amendment to Amended and Restated Trust Agreement dated November 19, 2003, among Indian River Banking Company, Wells Fargo Bank, National Association, Alabama National BanCorporation and Others (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.40

Indenture dated September 30, 2002, between Indian River Banking Company and Wells Fargo Bank, National Association (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.40A

First Supplemental Indenture dated November 19, 2003 among Indian River Banking Company, Wells Fargo Bank, National Association, Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.41

Trust Preferred Securities Guarantee Agreement dated September 30, 2002, between Indian River Banking Company and Wells Fargo Bank, National Association (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.41A

First Amendment to Trust Preferred Securities Guarantee Agreement dated November 19, 2003 by and among Indian River Banking Company, Wells Fargo Bank, National Association, and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.42*

Alabama National BanCorporation Performance Share and Deferral Plan for Non-Employee Directors of Affiliate Banks (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.42A*	Amendment One to the Alabama National BanCorporation Performance Share and Deferral Plan for Non-Employee Directors of Affiliate Banks

10.43

Agreement and Plan of Merger, dated as of October 27, 2005, by and between Alabama National BanCorporation and Florida Choice Bankshares, Inc. (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated October 27, 2005 and incorporated herein by reference)

10.44*	Summary of Compensation Arrangements with Named Executive Officers and Directors (effective January 1, 2006)

Exhibit Number	Description
14.1

Alabama National BanCorporation Code of Business Conduct and Ethics (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

21.1	Subsidiaries of Alabama National BanCorporation

23.1	Consent of PricewaterhouseCoopers L.L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alabama National BanCorporation:

We have completed integrated audits of Alabama National BanCorporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” which appears under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

March 14, 2006

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands, except share data)

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$189,256	$155,027
Interest-bearing deposits in other banks	19,428	21,274
Federal funds sold and securities purchased under agreements to resell	70,472	100,970
Trading securities, at fair value	402	590
Investment securities (fair value $576,424 and $566,602 for 2005 and 2004, respectively)	591,153	568,493
Securities available for sale, at fair value	545,334	631,914
Loans held for sale	14,940	22,313
Loans and leases	4,147,739	3,499,353
Unearned income	(3,644)	(3,652)

Loans and leases, net of unearned income	4,144,095	3,495,701
Allowance for loan and lease losses	(52,815)	(46,584)

Net loans and leases	4,091,280	3,449,117
Property, equipment and leasehold improvements, net	114,159	99,455
Goodwill	148,071	144,396
Other intangible assets, net	9,358	11,286
Cash surrender value of life insurance	74,593	71,535
Receivables from investment division customers	7,166	2,223
Other assets	56,061	37,276

Total assets	$5,931,673	$5,315,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$729,045	$683,245
Interest bearing	3,614,219	3,251,478

Total deposits	4,343,264	3,934,723
Federal funds purchased and securities sold under agreements to repurchase	545,337	379,114
Treasury, tax and loan accounts	—	2,217
Accrued expenses and other liabilities	61,361	43,861
Payables for securities purchased for investment division customers	5,886	2,223
Short-term borrowings	34,700	30,500
Long-term debt	369,246	393,688

Total liabilities	5,359,794	4,786,326
Commitments and contingencies (see Notes 10 and 11)
Stockholders’ equity:
Common stock, $1 par; 50,000,000 shares authorized; 17,124,316 and 16,998,918 shares issued at December 31, 2005 and 2004, respectively	17,124	16,999
Additional paid-in capital	347,434	340,161
Retained earnings	216,144	173,345
Accumulated other comprehensive loss, net of tax	(8,823)	(962)

Total stockholders’ equity	571,879	529,543

Total liabilities and stockholders’ equity	$5,931,673	$5,315,869

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share data)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Interest and fees on loans	$258,033	$184,464	$145,931
Interest on securities	48,149	43,611	31,873
Interest on deposits in other banks	274	65	98
Interest on trading securities	21	55	94
Interest on federal funds sold	2,783	991	635

Total interest income	309,260	229,186	178,631

Interest expense:
Interest on deposits	77,487	46,348	42,231
Interest on federal funds purchased	15,515	5,345	3,278
Interest on short-term borrowings	2,614	1,027	1,431
Interest on long-term borrowings	13,797	13,214	10,728

Total interest expense	109,413	65,934	57,668

Net interest income	199,847	163,252	120,963
Provision for loan and lease losses	7,615	4,949	5,931

Net interest income after provision for loan and lease losses	192,232	158,303	115,032

Noninterest income:
Service charges on deposit accounts	16,335	17,126	14,091
Investment services income	4,210	11,652	18,710
Securities brokerage and trust income	19,220	16,863	15,867
Gain on sale of mortgages	12,522	11,566	16,289
Insurance commissions	3,549	3,604	3,477
Bank owned life insurance	2,886	2,690	2,747
Securities gains	72	—	46
Other	12,929	9,284	7,077

Total noninterest income	71,723	72,785	78,304

Noninterest expense:
Salaries and employee benefits	85,402	74,983	64,826
Commission based compensation	15,458	17,500	22,182
Occupancy and equipment expense, net	17,653	15,488	12,886
Amortization of intangibles	3,189	3,034	1,041
Legal and professional fees	5,400	5,235	3,701
Other	35,378	32,082	27,256

Total noninterest expense	162,480	148,322	131,892

Income before provision for income taxes	101,475	82,766	61,444
Provision for income taxes	34,802	28,122	20,398

Net income	$66,673	$54,644	$41,046

Weighted average common shares outstanding:
Basic	17,216	15,848	12,748

Diluted	17,445	16,100	12,957

Earnings per common share:
Basic	$3.87	$3.45	$3.22

Diluted	$3.82	$3.39	$3.17

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net income	$66,673	$54,644	$41,046
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(12,114)	(1,767)	(3,868)
Less: Reclassification adjustment for net gains included in net income	72	—	46

Other comprehensive expense, before taxes	(12,186)	(1,767)	(3,914)
Benefit of income taxes related to items of other comprehensive expense	(4,325)	(624)	(1,352)

Other comprehensive loss	(7,861)	(1,143)	(2,562)

Comprehensive income	$58,812	$53,501	$38,484

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

Years Ended December 31, 2005, 2004 and 2003

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Net of Taxes	Total Equity
Balance, December 31, 2002	12,424,544	$12,425	$105,355	$115,281	$(1,312)	$2,743	$234,492
Net income				41,046			41,046
Common stock dividends declared ($1.14 per share)				(14,369)			(14,369)
Issuance of stock in purchase business combinations	395,244	395	19,131				19,526
Exercise of stock options and issuance of shares related to deferred compensation plans	19,056	19	292	(1,817)	2,212		706
Stock based compensation			1,592	(113)			1,479
Purchase of treasury stock at cost					(900)		(900)
Change in unrealized gains (losses) on available for sale securities, net of taxes						(2,562)	(2,562)

Balance, December 31, 2003	12,838,844	12,839	126,370	140,028	—	181	279,418
Net income				54,644			54,644
Common stock dividends declared ($1.25 per share)				(20,235)			(20,235)
Issuance of stock in purchase business combinations	3,016,073	3,016	160,392				163,408
Issuance of stock in underwritten public offering, net	977,500	978	48,695				49,673
Exercise of stock options and issuance of shares related to deferred compensation plans	166,501	166	2,788	(938)			2,016
Stock based compensation			1,916	(154)			1,762
Change in unrealized gains (losses) on available for sale securities, net of taxes						(1,143)	(1,143)

Balance, December 31, 2004	16,998,918	16,999	340,161	173,345	—	(962)	529,543
Net income				66,673			66,673
Common stock dividends declared ($1.35 per share)				(23,038)			(23,038)
Issuance of stock in purchase business combinations	64,839	65	4,168				4,233
Exercise of stock options and issuance of shares related to deferred compensation plans	60,559	60	716	(645)			131
Stock based compensation			2,389	(191)			2,198
Change in unrealized gains (losses) on available for sale securities, net of taxes						(7,861)	(7,861)

Balance, December 31, 2005	17,124,316	$17,124	$347,434	$216,144	$—	$(8,823)	$571,879

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$66,673	$54,644	$41,046
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,615	4,949	5,931
Deferred tax provision	(6,027)	795	2,716
Depreciation and amortization	9,984	9,664	6,818
Gain on disposition and liquidation of assets and liabilities	(230)	(84)	(78)
Securities gains	(72)	—	(46)
(Gain) loss on disposal of other real estate	(645)	(101)	80
Write-down of other real estate owned	140	173	141
Income earned on bank owned life insurance	(2,886)	(2,690)	(2,747)
Stock based compensation	2,229	1,784	1,488
Net amortization of securities	303	152	803
Net decrease (increase) in trading securities	188	(481)	1,536
Change in loans held for sale	7,373	(5,898)	34,615
(Increase) decrease in other assets	(14,771)	18,739	15,415
(Decrease) increase in other liabilities	16,520	(14,346)	(15,496)
Other	(130)	134	—

Net cash provided by operating activities	86,264	67,434	92,222

Cash flows from investing activities
Purchases of investment securities	(121,777)	(449,219)	(209,133)
Proceeds from calls and maturities of investment securities	99,143	177,205	293,384
Purchases of securities available for sale	(119,162)	(589,839)	(968,263)
Proceeds from sales of securities available for sale	15,987	12,866	52,574
Proceeds from calls and maturities of securities available for sale	177,312	736,325	741,110
Net decrease (increase) in interest-bearing deposits in other banks	1,846	(11,255)	2,602
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	30,498	(82,860)	69,905
Net increase in loans	(651,774)	(386,078)	(406,150)
Purchases of property, equipment and leasehold improvements	(21,735)	(16,999)	(6,734)
Proceeds from sale of property and liquidation of assets	635	122	843
Proceeds from sale of other real estate owned	3,409	2,347	7,048
Cash paid for bank owned life insurance	(27)	(7,071)	(700)
Net cash acquired (paid) in business combinations	3,800	35,166	(2,952)

Net cash used in investing activities	(581,845)	(579,290)	(426,466)

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(in thousands)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from financing activities
Net increase in deposits	408,541	529,198	331,947
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	166,223	(21,127)	60,397
Net decrease in short-term borrowings	(17,017)	(20,150)	(115,148)
Proceeds from long-term debt	168,000	24,000	103,000
Repayments of long-term debt	(173,000)	—	(7,031)
Dividends on common stock	(23,038)	(20,235)	(14,369)
Purchase of treasury stock	—	—	(900)
Proceeds from underwritten public offering, net	—	49,673	—
Other	101	2,438	(127)

Net cash provided by financing activities	529,810	543,797	357,769

Increase in cash and cash equivalents	34,229	31,941	23,525
Cash and cash equivalents, beginning of year	155,027	123,086	99,561

Cash and cash equivalents, end of year	$189,256	$155,027	$123,086

Supplemental disclosures of cash flow information
Cash paid for interest	$104,979	$64,988	$56,465

Cash paid for income taxes	$31,719	$22,847	$17,528

Supplemental schedule of noncash investing activities:
Foreclosure of other real estate owned	$1,996	$2,365	$5,258

Transfer of property to other real estate owned	$—	$886	$—

Change in unrealized holding gains and losses on securities available for sale	$(7,861)	$(1,143)	$(2,562)

Assets acquired and liabilities assumed in merger transactions (Note 2)
Assets acquired in business combinations	$4,991	$874,916	$122,727

Liabilities assumed in business combinations	$4,643	$748,401	$99,956

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

Other Real Estate

Other real estate, which primarily consists of property acquired by foreclosure, is initially recorded at the fair value less estimated selling costs. Other real estate is not depreciated. Subsequent to foreclosure, the assets are carried at the lower of carrying value or fair value less estimated cost to sell. Losses, representing the difference between the sales price and the carrying value of the property, are recorded on the date of the sale, while gains on sales financed by the Company are deferred until the initial and continuing investment by the borrower equals or exceeds specified levels. Gains on all other sales are recorded when realized. Other real estate at December 31, 2005 and 2004 totaled $623,000 and $1,531,000, respectively.

Other Intangible Assets

Other intangible assets relate to core deposits and customer lists. Other intangibles are amortized over a period based on the expected life of the intangible, generally five to ten years, using either the straight-line or accelerated methods of amortization.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Goodwill

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. The Company tests goodwill for impairment at least annually. There has been no impairment resulting from impairment tests.

Software Costs

Software costs, which primarily represent costs to acquire third party software packages, have a recorded cost of approximately $6,293,000 and $6,719,000 and related accumulated amortization of approximately $4,805,000 and $4,835,000, and are included in other assets at December 31, 2005 and 2004, respectively. Amortization expense related to capitalized software costs totaled approximately $582,000, $564,000 and $504,000 during 2005, 2004, and 2003, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the 2005 presentation.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Recently Issued Accounting Standards

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

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC)

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Alabama National currently uses a fair value-based method of accounting for compensation costs and has fully adopted and implemented the expense recognition provisions of SFAS 123. Accordingly, the changes required by SFAS 123(R) did not have a material impact on Alabama National’s financial condition or results of operations.

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

2.	Business Combinations

During 2005, the Company purchased the outstanding minority interest in one of its bank subsidiaries. The total purchase price was $325,000. This transaction resulted in the recognition of $216,000 of additional goodwill. During 2005, Alabama National also acquired a commercial mortgage banking company. Alabama National issued 64,839 shares of common stock in exchange for the outstanding shares of the acquired company. The transaction resulted in the recognition of $3.5 million of goodwill and $1.0 million of other customer intangibles that are classified as other amortizing intangible assets.

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

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

The acquisitions of Coquina, Indian River, Cypress and Millennium resulted in the recognition of $22,899,000, $79,990,000, $19,332,000 and $19,234,000 of intangible assets, respectively. The Company allocated $1,006,000, $7,542,000, $1,644,000 and $968,000 of the total intangible to core deposits, respectively. This allocation was based on the Company’s valuation of the core deposits of Coquina, Indian River, Cypress and Millennium. The principal factors considered by the Company when valuing the core deposit intangibles consist of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on an accelerated basis not to exceed seven years. The remaining intangible created was allocated to goodwill.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table presents unaudited pro forma results of operations for the years ended December 31, 2004 and 2003. The 2003 results have been adjusted as if the Coquina, Indian River, Cypress and Millennium acquisitions had occurred on January 1, 2003. The 2004 results have been adjusted as if the Coquina, Indian River, and Cypress acquisitions had occurred on January 1, 2004. There is no adjustment needed for Millennium in 2004 since the acquisition occurred during 2003. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the acquisitions had occurred at the dates presented.

	2004	2003
	(in thousands, except per share amount)
Total revenue*	$242,910	$232,026
Net income	$55,360	$47,213
Basic EPS	$3.35	$2.96
Diluted EPS	$3.29	$2.90

* Total revenue consists of net interest income and noninterest income

3.	Goodwill and Other Acquired Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of the following two operating segments of the Company for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, January 1, 2004	$28,271	$2,693
Acquired goodwill	112,027
Other goodwill adjustments	1,405

Balance, December 31, 2004	141,703	2,693
Acquired goodwill	3,666
Other goodwill adjustments	9

Balance, December 31, 2005	$145,378	$2,693

Each of these segments was tested for impairment in accordance with SFAS No. 142 on December 31, 2005 and 2004. The fair value of the Retail and Commercial Banking unit was estimated using the present value of future cash flows and the fair value of the Insurance Division was estimated using a multiple of revenues. The impairment tests indicated that no impairment charge was required at either test date.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Intangible assets as of December 31, 2005 and 2004 are detailed in the following table (in thousands):

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$18,130	$(10,140)	$7,990
Other customer intangibles	2,064	(696)	1,368

Total amortizing intangible assets	$20,194	$(10,836)	$9,358

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$18,130	$(7,172)	$10,958
Other customer intangibles	803	(475)	328

Total amortizing intangible assets	$18,933	$(7,647)	$11,286

The Company recognized $3,189,000, $3,034,000 and $1,041,000 of other intangible amortization expense for the years ended December 31, 2005, 2004 and 2003, respectively. Based upon the recorded intangible assets as of December 31, 2005, aggregate amortization expense for the years ending December 31, 2006 through December 31, 2010 is estimated to be $2,976,000, $2,464,000, $1,748,000, $1,197,000 and $756,000, respectively.

Core deposit intangibles have a weighted-average amortization period of 3.1 years and other customer intangibles have a weighted-average amortization period of 3.7 years. The weighted-average amortization period for all amortizing intangible assets is 3.1 years.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

4.	Securities

The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities
U.S. treasury securities and obligations of U.S. government corporations and agencies	$24,217	$—	$753	$23,464
Obligations of states and political subdivisions	21,152	165	159	21,158
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	545,784	92	14,074	531,802

Totals	$591,153	$257	$14,986	$576,424

Securities available for sale
U.S. treasury securities and obligations of U.S. government corporations and agencies	$212,793	$—	$6,100	$206,693
Obligations of states and political subdivisions	36,234	651	389	36,496
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	277,706	191	7,970	269,927
Equity securities	32,261	—	43	32,218

Totals	$558,994	$842	$14,502	$545,334

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities
U.S. treasury securities and obligations of U.S. government corporations and agencies	$24,207	$14	$218	$24,003
Obligations of states and political subdivisions	15,569	322	25	15,866
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	528,717	2,356	4,340	526,733

Totals	$568,493	$2,692	$4,583	$566,602

Securities available for sale
U.S. treasury securities and obligations of U.S. government corporations and agencies	$220,665	$103	$1,729	$219,039
Obligations of states and political subdivisions	45,282	1,262	206	46,338
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	336,551	1,424	2,328	335,647
Equity securities	30,890	—	—	30,890

Totals	$633,388	$2,789	$4,263	$631,914

Equity securities are comprised primarily of Federal Home Loan Bank of Atlanta and Federal Reserve Bank stock. These holdings are required under regulatory guidelines.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Maturities of securities at December 31, 2005 are summarized as follows (in thousands):

	Investment Securities		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$—	$—	$8,519	$8,446
Due after one year through five years	25,564	24,798	205,826	199,956
Due after five years through ten years	4,984	4,975	25,661	25,654
Due after ten years	14,821	14,849	9,021	9,133
Mortgage-backed securities	545,784	531,802	277,706	269,927
Equity securities	—	—	32,261	32,218

Totals	$591,153	$576,424	$558,994	$545,334

Gross gains of $72,000, $0 and $117,000 were realized on the sale of securities during 2005, 2004 and 2003, respectively, and gross losses of $0, $0, and $71,000 were realized on the sale of securities during 2005, 2004 and 2003, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$8,834	$161	$14,630	$592	$23,464	$753
Obligations of states and political subdivisions	7,941	127	1,126	32	9,067	159
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	293,721	4,818	229,819	9,256	523,540	14,074

Total debt securities	$310,496	$5,106	$245,575	$9,880	$556,071	$14,986

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$61,715	$1,204	$144,980	$4,896	$206,695	$6,100
Obligations of states and political subdivisions	6,264	77	6,680	312	12,944	389
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	96,689	1,811	164,822	6,159	261,511	7,970

Total debt securities	164,668	3,092	316,482	11,367	481,150	14,459
Equity securities	360	43	—	—	360	43

Total securities available for sale	$165,028	$3,135	$316,482	$11,367	$481,510	$14,502

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

As of December 31, 2005, 295 debt securities have been in a loss position for more than twelve months and 284 debt securities have been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not related to the credit worthiness of the issuers. Further, the Company has the current intent and ability to hold the securities to an expected recovery in market value. Therefore, the Company has not recognized any other-than-temporary impairments.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

5.	Loans and Leases

Major classifications of loans and leases at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Commercial, financial, and agricultural	$287,014	$282,212
Real estate
Construction	1,225,451	776,594
Mortgage—residential	1,092,514	963,083
Mortgage—commercial	1,100,794	1,046,622
Mortgage—other	9,828	10,644
Consumer	82,908	88,653
Lease financing receivables	62,423	70,289
Securities brokerage margin loans	17,928	14,517
Other	268,879	246,739

Gross loans and receivables	4,147,739	3,499,353
Less unearned income	(3,644)	(3,652)

Loans and leases, net of unearned income	4,144,095	3,495,701
Less allowance for loan and lease losses	(52,815)	(46,584)

Net loans and leases	$4,091,280	$3,449,117

In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $81,204,000 and $65,252,000 at December 31, 2005 and 2004, respectively. During 2005 and 2004, new loans of $59,851,000 and $38,254,000 were funded and reductions totaled $43,899,000 and $50,015,000, respectively.

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $6,446,000 and $8,091,000 at December 31, 2005 and 2004, respectively. If these loans had been current throughout their terms, gross interest income for the years ended December 31, 2005 and 2004, respectively, would have increased by approximately $453,000 and $489,000.

At December 31, 2005 and 2004, the recorded net investment in loans for which impairment has been recognized totaled $6,446,000 and $8,091,000, respectively. Management of the Company believes that the value of these impaired loans on the Company’s books is less than the recoverable value of the loans. The Company did not recognize any material interest income on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 2005 and 2004 were measured for impairment primarily using the fair value of the collateral. The average investment in these loans for the years ended December 31, 2005 and 2004 amounted to $6,791,000 and $8,511,000, respectively.

All of the loans identified as being impaired have been specifically allocated a portion of the allowance for loan and lease losses. This specifically allocated portion of the allowance totaled $254,000 and $86,000 at December 31, 2005 and 2004, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia, and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

6.	Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Balance, beginning of year	$46,584	$36,562	$32,704
Loans charged off	(2,918)	(4,583)	(5,819)
Recoveries	1,534	2,746	2,751

Net charge-offs	(1,384)	(1,837)	(3,068)
Provision charged to operations	7,615	4,949	5,931
Additions to allowance through acquisition	—	6,910	995

Balance, end of year	$52,815	$46,584	$36,562

7.	Property, Equipment, and Leasehold Improvements

Major classifications of property, equipment, and leasehold improvements at December 31, 2005 and 2004 are summarized as follows (in thousands):

	Estimated Useful Lives	2005	2004
Land		$31,025	$25,223
Buildings and improvements	5—40 years	65,979	59,276
Leasehold improvements	10—30 years	8,155	8,168
Furniture, equipment, and vault	3—30 years	58,517	54,984
Construction in progress		11,009	7,998

		174,685	155,649
Less accumulated depreciation and amortization		(60,526)	(56,194)

Property, equipment, and leasehold improvements, net		$114,159	$99,455

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

8.	Deposits

Deposits at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Demand deposit accounts	$729,045	$683,245
NOW accounts	1,021,494	906,399
Savings and money market accounts	884,496	887,431
Time deposits less than $100,000	760,832	665,696
Time deposits of $100,000 or more	947,397	791,952

Total deposits	$4,343,264	$3,934,723

At December 31, 2005, the scheduled maturities of time deposits are as follows (in thousands):

2006	$1,170,147
2007	257,813
2008	107,082
2009	55,062
2010	91,648
Thereafter	26,477

Total	$1,708,229

Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 2005 and 2004 were approximately $39,406,000 and $52,407,000, respectively.

9.	Short and Long-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase are summarized as follows (in thousands):

	2005	2004
Federal funds purchased	$380,729	$241,276
Securities sold under agreements to repurchase	164,608	137,838

Total federal funds purchased and securities sold under agreements to repurchase	$545,337	$379,114

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Short-term borrowings are summarized as follows (in thousands):

	2005	2004
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 2.17625% at December 31, 2004; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2006.	$—	$500
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 4.44% and 2.44% at December 31, 2005 and 2004, respectively.	10,700	15,000
FHLB borrowings due at various maturities ranging from May 12, 2006 through July 13, 2006 at December 31, 2005; at December 31, 2004, maturities ranged from November 10, 2005 to December 5, 2005; bearing interest at fixed and variable rates ranging from 4.17% to 4.35% at December 31, 2005 and at December 31, 2004 included fixed interest rates ranging from 3.06% to 5.85%.	24,000	15,000

Total short-term borrowings	$34,700	$30,500

Long-term borrowings are summarized as follows (in thousands):

	2005	2004
FHLB borrowings due at various maturities ranging from March 26, 2008 through November 23, 2015 at December 31, 2005; at December 31, 2004, maturities ranged from February 11, 2008 to October 23, 2012; bearing interest at fixed rates ranging from 2.05% to 6.00% at December 31, 2005 and bearing interest at rates ranging from 1.89% to 6.00% at December 31, 2004; convertible to variable rate advances at the option of the FHLB at dates ranging from January 7, 2006 to November 7, 2007.	$285,636	$263,078
FHLB borrowings due November 5, 2008 at December 31, 2005; maturities ranged from May 12, 2006 to November 5, 2008 at December 31, 2004; rate varies quarterly with LIBOR and was 4.29% at December 31, 2005 and at December 31, 2004 rates ranged from 2.20% to 2.30%.	30,000	49,000
FHLB borrowing due September 12, 2006; rate was fixed at 2.54% at December 31, 2004; the Company exercised its right to prepay the advance on March 11, 2005.	—	28,000
Junior subordinated debentures payable to unconsolidated trust due at dates ranging from December 18, 2031 to September 26, 2033; rates vary quarterly with LIBOR and ranged from 7.58% to 8.10% at December 31, 2005; at December 31, 2004 rates ranged from 5.61% to 6.11%.	53,610	53,610

Total long-term debt	$369,246	$393,688

Aggregate maturities of long-term debt are as follows for fiscal years (in thousands):

2006	$—
2007	—
2008	32,000
2009	5,000
2010	18,000
Thereafter	314,246

$369,246

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The note payable to a third-party bank at December 31, 2005 is payable in full on May 31, 2006. Maximum borrowing under the secured master note agreement is $10,000,000 and interest is payable quarterly.

At December 31, 2005, the Company has approximately $1.3 billion of unused available credit with the FHLB in addition to the approximately $350,336,000 above, approximately $10,000,000 of unused available credit with a regional financial institution, and federal funds lines of approximately $239,800,000 with various correspondent banks, of which approximately $220,800,000 remains available.

The Company has also pledged approximately $128,335,000 in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility. At December 31, 2005, the Company had access to approximately $102,668,000 under this facility, with no outstanding borrowings.

The FHLB has a blanket lien on the Company’s 1-4 family mortgages, commercial real estate mortgages, home equity lines of credit, and certain multifamily mortgages. In addition to these liens, the Company has also pledged securities as collateral for the outstanding debt. These securities had a carrying value of $49,763,000 at December 31, 2005.

Additional details regarding short-term borrowings, federal funds purchased and repurchase agreements are shown below (in thousands):

	2005	2004	2003
Average amount outstanding during the year	$583,046	$454,863	$397,370
Maximum amount outstanding at any month end	$681,962	$536,539	$451,153
Weighted average interest rate:
During year	3.11%	1.40%	1.18%
End of year	3.85%	2.17%	1.11%

10.	Operating Leases

One of the Company’s subsidiary banks leases its main office building from a partnership, which is partially owned by certain directors and stockholders of the Company, under a noncancelable operating lease expiring in 2020. Rent expense under the terms of this related party lease was $1,463,000, $1,380,000 and $1,402,000, respectively, during 2005, 2004 and 2003. Additionally, several subsidiary banks lease branch offices and equipment under operating leases.

Minimum future rental payments for operating leases are as follows (in thousands):

Operating Leases
2006	$2,955
2007	2,536
2008	2,411
2009	2,200
2010	1,898
Thereafter	15,739

Total minimum payments	$27,739

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Rent expense charged to operations under operating lease agreements for the years ended December 31, 2005, 2004, and 2003 was approximately $3,334,000, $2,903,000 and $2,276,000, respectively.

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

At December 31, 2005 and 2004, unused commitments under lines of credit aggregated approximately $1,275,894,000 and $1,112,654,000, of which approximately $43,293,000 and $19,853,000 pertained to related parties, respectively. The Company evaluates each customer’s credit worthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

The Company had approximately $53,458,000 and $32,602,000 in irrevocable standby letters of credit outstanding at December 31, 2005 and 2004, respectively, of which approximately $1,179,000 and $433,000 at December 31, 2005 and 2004, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

The Company, in the normal course of business, is subject to various pending and threatened litigation. Based on review and consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

The Company has received preliminary tax assessments for certain state taxes from a taxing authority for subsidiaries holding investments outside of the state. Based upon a review of the assessment and the relevant tax laws and based on review and consultation with counsel, management does not anticipate that the ultimate liability, if any, resulting from such assessment will have a material adverse effect on the Company’s financial condition or results of operations.

12.	Employee Benefit Plans and Stock Based Compensation

The Company, through two of its subsidiary banks, sponsors two defined benefit pension plans. Each of these plans has been frozen with regard to future benefit accruals and participation by new employees.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The components of net pension expense (income) for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

	2005	2004	2003
Service cost	$—	$—	$—
Interest cost	363	367	367
Expected return on plan assets	(486)	(470)	(439)
Amortization of transition asset	—	—	(2)
Recognized net actuarial loss	32	33	69

Net periodic pension benefit	(91)	(70)	(5)

Settlement loss		53	25

Pension (income) expense	$(91)	$(17)	$20

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plans’ funded status for the years ended December 31, 2005 and 2004, is as follows (in thousands):

	2005	2004
Change in plan assets
Fair value of plan assets at January 1	$7,013	$6,781
Actual return on plan assets	199	698
Benefits paid	(280)	(211)
Settlements	—	(255)

Fair value of plan assets at December 31	$6,932	$7,013

Change in benefit obligation
Projected benefit obligation at January 1	$6,330	$6,150
Interest cost	363	367
Actuarial (gain) loss	400	279
Benefits paid	(280)	(211)
Settlements	—	(255)

Projected benefit obligation at December 31	$6,813	$6,330

Funded status
Plan assets in excess of projected benefit obligation	$119	$683
Unrecognized net gain	1,734	1,079

Accrued pension asset	$1,853	$1,762

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Assumptions

Primary assumptions used to actuarially determine benefit obligations and net pension expense are as follows:

	Benefit Obligation
	2005	2004	2003
Discount rate	5.50%	5.75%	6.00%
Salary increase rate	N/A	N/A	N/A

	Net Pension Expense (Income)
	2005	2004	2003
Discount rate	5.75%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Salary rate increase	N/A	N/A	N/A

The expected long-term return on plan assets assumption has been derived by applying the weighted-average target allocation to the expected return by asset category, shown in the table below. Overall, the expected return assumptions for each asset class utilized is generally based on expectation of future returns.

Plan Assets

The consolidated pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at December 31,		Target Allocation	Expected Return By Category
	2005	2004
Asset Category
Equity securities	72.8%	66.0%	51.4%	9.0%
Debt securities	21.6%	31.5%	46.6%	5.0%
Cash equivalents	5.6%	2.5%	2.0%	2.0%

Total/weighted average expected return	100%	100%	100%	7.00%

The target asset allocation shown above represents the weighted-average target allocation of total plan assets. Each plan’s stated investment policy allows for a range of percentages within each asset class that generally is 10% above and below the target. At December 31, 2005 and 2004, the plans were out of policy due to an increase in value of the equity securities and a decline in market value of debt securities. The plan trustee monitors the asset allocation and when the plans are out of policy takes measures to prudently reallocate the asset mix to bring the plans into compliance with the stated investment policies. The stated investment goals are to generate a return in excess of 7.0% (the current long-term return assumption), to meet or exceed the rate of return of similarly balanced market indexes and to provide an appropriate amount of liquidity to meet distribution requirements of current and future retirees. The risk management practices employed by the plans’ investment policies include diversification criteria, requirements that fixed income investments be of investment quality, an annual assessment of investment managers, analysis of fund performance against benchmarks and substantiation that investment results are consistent with stated objectives, goals and guidelines. Finally, there are several categories of investments that are not eligible for

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

investment without specific approval. These include: short sales, margin purchases, private placements, commodities, security loans, unregistered or restricted stock, warrants, real estate mortgages, real estate equity, options and futures.

Equity securities include Alabama National BanCorporation common stock in the amounts of $1.26 million (18.2% of total plan assets) and $1.26 million (18.0% of total plan assets) at December 31, 2005 and 2004, respectively.

The Company does not anticipate making a contribution to its pension plans during 2006.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid (in thousands):

2006	$169
2007	$170
2008	$178
2009	$198
2010	$228
Years 2011-2015	$1,725

The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15% of their salary to the plan on a pre-tax basis and the Company matches 100% of participants’ contributions up to the first 5.5% of each participant’s salary (increased to 6.0% in 2006). The Company’s matching contribution charged to operations related to this plan was approximately $2,641,000, $2,634,000 and $2,224,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company and certain subsidiary banks have deferred compensation plans for the benefit of the Company’s former chief executive officer. Payments under the plans commenced March 15, 1997 and March 15, 2002, and continue for a period of 15 years. In connection with the plans, the banks purchased single premium life insurance policies on the life of the officer. At December 31, 2005 and 2004, the cash surrender value of the policies was $2,852,000 and $2,766,000, respectively.

Additionally, the Company and several of its subsidiary banks own life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain presidents, employees and directors of such banks. The total cash surrender value of such policies at December 31, 2005 and 2004 was $17,265,000 and $16,516,000, respectively. The Company recorded expense of $353,000, $304,000 and $967,000 for the years ended December 31, 2005, 2004, and 2003, respectively, for these plans.

The Company sponsors a Performance Share Plan (the PSP) to offer long-term incentives in addition to current compensation to certain key executives. The PSP is governed by the Company’s Compensation Committee, which may prescribe different criteria for payment for different participants in the PSP. Such criteria may be expressed in terms of (i) the growth in net income per share during the award period, or (ii) average return on average equity in comparison with other banks and bank holding companies, or (iii) other reasonable bases. The vesting period for awards is generally four years. Under the plan 800,000 shares have been reserved for issuances.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

In accordance with the terms of the PSP, a base grant of 33,850, 42,700 and 17,310 shares (net of forfeitures) was made in each of the years ended December 31, 2005, 2004 and 2003, respectively. The market value per share was $64.74, $52.31 and $43.88 at each grant date for the years ended December 31, 2005, 2004 and 2003, respectively. During the years ended December 31, 2005, 2004, and 2003, 29,030, 25,906 and 20,274 shares, respectively, were awarded to participants. At December 31, 2005, outstanding awards of expected and maximum payouts were 144,836 and 165,858 shares, respectively. Expense recorded for the PSP was $1,714,000, $1,235,000 and $888,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2000, the Company adopted a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 2000 Subsidiary PSP) and made a base grant of 20,000 shares, with a market value per share of $19.22 to vest over a sixty-four month period. The actual number of shares to be distributed in fiscal 2006 is 25,000 shares. Expense recorded for the 2000 Subsidiary PSP was $90,000 for each of the years ended December 31, 2005, 2004 and 2003.

During 1999, the Company adopted the 1999 Long Term Incentive Plan (the LTI Plan) which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards to eligible employees of the Company. The total number of shares of common stock reserved and available for distribution under the LTI Plan is 300,000 shares. Any awards under the LTI Plan will be in addition to awards made under the PSP. During 2000, the Company granted 160,500 non-qualified stock options under the LTI Plan, which vested over a sixty-month period and were fully vested as of December 31, 2004. Since the stock options are fully vested there was no expense recorded in 2005 related to the LTI Plan. Expense recorded for the LTI Plan was $126,000 and $143,000 for the years ended December 31, 2004 and 2003, respectively. Net of forfeitures and exercises, 109,200 stock options were outstanding at December 31, 2005.

In connection with the 2003 business combination of Millennium and the 2004 business combinations of Cypress and Indian River, the Company assumed certain stock options of the acquired banks.

A summary of the status of the Company’s stock options as of December 31, 2005, 2004 and 2003, and the changes during each of the three years then ended is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	279,822	$20.51	285,565	$18.22	278,921	$18.53
Forfeited	—	—	(5,777)	13.82	—	—
Assumed in business combinations	—	—	175,558	22.55	84,376	16.29
Exercised	(79,640)	18.29	(175,524)	19.04	(77,732)	17.25

Outstanding, December 31	200,182	$21.39	279,822	$20.51	285,565	$18.22

Options exercisable, December 31	200,182	$21.39	231,322	$20.85	188,565	$17.88

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
Exercise Price	Number Outstanding	Remaining Contractual Life	Options Exercisable
$14.92	1,408	September 2006	1,408
$15.10	11,895	November 2009	11,895
$15.60	4,108	September 2009	4,108
$16.61	132	March 2012	132
$17.42	1,408	September 2006	1,408
$17.78	3,579	December 2009	3,579
$18.12	10,597	September 2012	10,597
$18.88	109,200	December 2010	109,200
$18.95	1,408	September 2006	1,408
$20.76	8,013	December 2010	8,013
$23.39	386	January 2013	386
$24.60	9,995	February 2012	9,995
$26.78	1,408	September 2006	1,408
$27.05	10,349	April 2012	10,349
$30.02	1,408	September 2006	1,408
$34.79	22,536	January 2013	22,536
$35.08	2,352	August 2013	2,352

	200,182		200,182

During 2005, 2004 and 2003, the Company did not grant any stock options. Total compensation expense recorded for the stock option plans was $0, $126,000 and $143,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Additionally, the Company and three of its subsidiary banks maintain deferral of compensation plans for certain directors who are not employees of the Company. Under the plans, non-employee directors may choose to have all or part of the cash and/or stock equivalents they would normally receive as compensation deferred for future payment, at such time and in such manner as such directors specify at the time of the election, so long as any annuity payment period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company’s short-term borrowing rate. As of December 31, 2005 and 2004, there were no deferred cash payments under directors deferral of compensation plans. Dividends earned on stock equivalent portions are credited to the deferral of compensation account in the form of additional stock equivalents. At December 31, 2005 and 2004, the amount deferred under the terms of these plans totaled $2,953,000 and $2,465,000, respectively. For the years ending December 31, 2005, 2004 and 2003, approximately $375,000, $333,000 and $368,000, respectively, was expensed under these plans. One of the Company’s subsidiary banks has a deferred compensation plan whereby directors may elect to have all or a portion of their compensation deferred. Compensation eligible for deferral under the plan was $22,000, $21,000 and $23,000 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, amounts payable under the plan totaled $196,000 and $174,000, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

13.	Income Taxes

The components of the provision for income taxes consist of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Current
Federal	$37,319	$25,005	$16,286
State	3,510	2,322	1,396

Total current expense	40,829	27,327	17,682
Deferred
Federal	(5,301)	679	2,312
State	(726)	116	404

Total deferred (benefit) expense	(6,027)	795	2,716

Total provision for income taxes	$34,802	$28,122	$20,398

Temporary differences and carryforwards which give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets
Allowance for loan and lease losses	$20,456	$17,712
Net operating loss	1,266	1,571
Deferred compensation	4,034	3,848
Net unrealized losses on securities	4,835	495
Other	3,539	2,159

Total deferred tax assets	34,130	25,785
Deferred tax liabilities:
Depreciation	5,928	4,837
Leasing	13,302	15,741
Intangibles and purchase accounting adjustments	1,601	1,772
Other	1,318	686

Total deferred tax liabilities	22,149	23,036

Net deferred tax assets	$11,981	$2,749

The Company did not establish a valuation allowance related to the net deferred tax asset recorded at December 31, 2005 and 2004 due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate of 35% to pretax earnings as illustrated below for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Provision for income taxes at statutory federal income tax rate	$35,516	$28,968	$21,506
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	1,810	1,585	1,170
Tax exempt income	(2,094)	(1,951)	(1,669)
Income tax credits	(861)	(861)	(861)
Other, net	431	381	252

Total provision for income taxes	$34,802	$28,122	$20,398

For federal income tax purposes, one of the Company’s subsidiaries has a net operating loss carryforward totaling $3,655,000 and $4,522,000 at December 31, 2005 and 2004, respectively, which will expire beginning in 2018. For state income tax purposes, two of the Company’s subsidiaries have net operating loss carryforwards and tax credits totaling $0 and $151,000 at December 31, 2005 and 2004, respectively.

14.	Noninterest Expense

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the principal components of noninterest expense (in thousands):

	2005	2004	2003
Salaries and employee benefits	$85,402	$74,983	$64,826
Commission based compensation	15,458	17,500	22,182
Occupancy and equipment expense, net	17,653	15,488	12,886
Amortization of identifiable intangibles	3,189	3,034	1,041
Travel and entertainment	2,303	1,926	1,648
Advertising	3,308	2,436	1,969
Banking assessments and charges	2,429	2,183	1,671
Data processing expenses	2,751	2,615	1,759
Legal and professional fees	5,400	5,235	3,701
Noncredit losses	740	940	908
Postage and courier services	3,060	2,893	2,333
Supplies and printing	2,922	2,813	2,527
Telephone	2,355	2,183	1,754
Penalty on long-term debt repayment	—	—	822
Electronic banking expenses	3,571	2,961	2,293
Software expense	2,335	2,025	1,525
Commercial insurance	1,057	1,207	1,080
Directors fees	1,176	1,083	904
Business licenses and other taxes	920	1,013	526
Other	6,451	5,804	5,537

Total noninterest expense	$162,480	$148,322	$131,892

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

15.	Earnings Per Share

The following table reflects the reconciliation of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

	Year Ended December 31
	2005	2004	2003
Basic Earnings Per Share
Net income available to common shareholders	$66,673	$54,644	$41,046
Weighted average basic common shares outstanding	17,216	15,848	12,748

Basic Earnings Per Share	$3.87	$3.45	$3.22

Diluted Earnings Per Share
Net income available to common shareholders	$66,673	$54,644	$41,046
Weighted average common shares outstanding	17,216	15,848	12,748
Effect of dilutive securities	229	252	209

Weighted average diluted common shares outstanding	17,445	16,100	12,957

Diluted Earnings Per Share	$3.82	$3.39	$3.17

16.	Fair Value of Financial Instruments

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

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The estimated fair values of financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$189,256	$189,256	$155,027	$155,027
Interest-bearing deposits in other banks	$19,428	$19,428	$21,274	$21,274
Federal funds sold and securities purchased under agreements to resell	$70,472	$70,472	$100,970	$100,970
Investment securities and securities available for sale	$1,136,487	$1,121,758	$1,200,407	$1,198,516
Trading securities	$402	$402	$590	$590
Loans	$4,159,035	$4,089,655	$3,518,014	$3,545,667
Financial liabilities
Deposits	$4,343,264	$4,330,309	$3,934,724	$3,940,522
Federal funds purchased; securities sold under agreements to resell; and treasury, tax, and loan account	$545,337	$545,337	$381,331	$381,331
Short-term borrowings	$34,700	$34,700	$30,500	$30,250
Long-term debt	$369,246	$368,495	$393,688	$387,295

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

17.	Parent Company

The condensed financial information of the parent company only as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 is presented as follows (in thousands):

	2005	2004
Balance Sheets
Assets
Cash*	$7,807	$6,964
Securities available for sale	289	89
Investments in subsidiaries*	514,319	469,685
Goodwill	97,883	98,712
Other intangible assets	291	354
Other assets	14,582	15,026

Total assets	$635,171	$590,830

Liabilities and stockholders’ equity
Accounts payable	$9,534	$7,066
Accrued interest payable	148	111
Short-term borrowings	—	500
Long-term debt	53,610	53,610

Total liabilities	63,292	61,287
Stockholders’ equity
Common stock	17,124	16,999
Additional paid-in capital	347,434	340,161
Retained earnings	216,144	173,345
Accumulated other comprehensive income, net of taxes	(8,823)	(962)

Total stockholders’ equity	571,879	529,543

Total liabilities and stockholders’ equity	$635,171	$590,830

*	Eliminated in consolidation

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

	2005	2004	2003
Statements of Income
Income
Dividends from subsidiaries*	$29,122	$19,430	$15,159
Other	131	83	4

Total income	29,253	19,513	15,163

Expenses
Interest expense	3,759	2,774	1,817
Other expenses	9,372	6,732	5,633

Total expenses	13,131	9,506	7,450

Income before equity in undistributed earnings of subsidiaries and taxes	16,122	10,007	7,713
Equity in undistributed earnings of subsidiaries*	45,862	41,254	30,625

Income before income taxes	61,984	51,261	38,338
Income tax benefit	(4,689)	(3,383)	(2,708)

Net income	$66,673	$54,644	$41,046

*	Eliminated in consolidation

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

	2005	2004	2003
Statements of Cash Flows
Cash flows from operating activities:
Net income	$66,673	$54,644	$41,046
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expense	454	448	428
Equity in undistributed earnings of subsidiaries	(45,862)	(41,254)	(30,625)
Deferred tax benefit	(88)	(210)	(246)
Stock based compensation	2,229	1,784	1,488
Increase (decrease) in other assets and liabilities	2,399	213	(353)

Net cash provided by operating activities	25,805	15,625	11,738

Cash flows from investing activities
Additional investment in subsidiaries	(1,000)	(40,800)	(1,850)
Decrease in loans	(325)	—	—
Net cash paid in business combinations	—	(1,219)	(4,595)
Purchases of fixed assets	—	(2,388)	(192)
Other	(200)	—	2

Net cash used in investing activities	(1,525)	(44,407)	(6,635)

Cash flows from financing activities:
Dividends declared on common stock	(23,038)	(20,235)	(14,369)
Net (decrease) increase in borrowings	(500)	(1,150)	2,550
Purchase of treasury stock	—	—	(900)
Net proceeds from underwritten public offering, net	—	49,673	—
Other	101	2,438	695

Net cash used in financing activities	(23,437)	30,726	(12,024)

Net increase (decrease) in cash	843	1,944	(6,921)
Cash, beginning of year	6,964	5,020	11,941

Cash, end of year	$7,807	$6,964	$5,020

18.	Regulatory

The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 2005, the required reserves totaled $59,205,000.

At December 31, 2005 and 2004, securities with carrying values of $440,853,000 and $461,717,000, respectively, were pledged to secure U.S. government deposits and other public funds for purposes as required or permitted by law.

The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company’s judgment as to the desirability of utilizing alternative sources of funds. The payment of dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 2005,

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

$111,429,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Company’s subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

At December 31, 2005, the regulatory capital ratios of the Company’s subsidiary banks exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, the Company’s subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The actual capital amounts and ratios of the Company, First American Bank and Indian River National Bank (the Company’s two most significant subsidiaries) at December 31, 2005 and the Company, National Bank of Commerce, and First American Bank and Indian River National Bank (the Company’s three most significant subsidiaries) at December 31, 2004 are presented in the table below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$528,352	12.10%	$349,324	8.00%
First American Bank	$248,195	11.88%	$167,135	8.00%	$208,918	10.00%
Indian River National Bank	$65,281	13.10%	$39,866	8.00%	$49,833	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$475,535	10.89%	$174,336	4.00%
First American Bank	$223,248	10.69%	$83,535	4.00%	$125,303	6.00%
Indian River National Bank	$59,587	11.96%	$19,929	4.00%	$29,893	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$475,535	8.29%	$229,450	4.00%
First American Bank	$223,248	8.15%	$109,570	4.00%	$136,962	5.00%
Indian River National Bank	$59,587	7.98%	$29,868	4.00%	$37,335	5.00%

As of December 31, 2004:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$473,781	12.74%	$297,484	8.00%
National Bank of Commerce	$129,041	12.01%	$85,956	8.00%	$107,445	10.00%
First American Bank	$93,361	12.09%	$61,777	8.00%	$77,222	10.00%
Indian River National Bank	$55,123	13.87%	$31,794	8.00%	$39,743	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$427,298	11.49%	$148,755	4.00%
National Bank of Commerce	$116,899	10.88%	$42,978	4.00%	$64,466	6.00%
First American Bank	$83,700	10.84%	$30,886	4.00%	$46,328	6.00%
Indian River National Bank	$50,371	12.68%	$15,890	4.00%	$23,835	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$427,298	8.44%	$202,511	4.00%
National Bank of Commerce	$116,899	8.16%	$57,303	4.00%	$71,629	5.00%
First American Bank	$83,700	8.72%	$38,394	4.00%	$47,993	5.00%
Indian River National Bank	$50,371	7.67%	$26,269	4.00%	$32,836	5.00%

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

19.	Segment Reporting

In addition to traditional commercial and consumer retail banking products, the Company offers mortgage lending services, investment services, securities brokerage and trust services and insurance services to its customers. The securities brokerage and trust division includes a full service broker-dealer operation and also manages the assets and provides custodial, investment management, and trust services for both institutional and individual customers located primarily in the Birmingham, Alabama market. The mortgage lending division makes home loans to individuals throughout the markets served by the Company. The majority of the loans made are sold to corporate investors, who also service the loans. The investment services division sells fixed income securities and provides trading services to both individual and corporate customers. The insurance division offers a full line of insurance products including life, and property and casualty insurance to individual and corporate customers primarily in the state of Alabama. These four divisions, along with the commercial and retail banking division, are considered the Company’s reportable segments for financial disclosure purposes.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The Company’s reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated totals (in thousands):

	Investment Services Division	Securities Brokerage and Trust Division	Mortgage Lending Division(2)	Insurance Division(3)	Retail and Commercial Banking	Corporate Overhead(1)	Elimination Entries	Total
Year ended December 31, 2005:
Interest income	$—	$1,486	$1,238	$4	$306,890	$(115)	$(243)	$309,260
Interest expense	—	242	550	1	105,219	3,644	(243)	109,413

Net interest income	—	1,244	688	3	201,671	(3,759)	—	199,847
Provision for loan and lease losses	—				7,615	—	—	7,615
Noninterest income	4,210	19,220	13,673	3,549	30,940	131	—	71,723
Noninterest expense	4,852	17,946	9,720	3,352	117,238	9,372	—	162,480

Net income before taxes	$(642)	$2,518	$4,641	$200	$107,758	$(13,000)	$—	$101,475

Total assets	$7,310	$41,006	$16,517	$4,234	$5,851,066	$11,540	$—	$5,931,673

Year ended December 31, 2004:
Interest income	$—	$1,109	$1,053	$2	$227,243	$(115)	$(106)	$229,186
Interest expense	—	105	294	1	62,981	2,659	(106)	65,934

Net interest income	—	1,004	759	1	164,262	(2,774)	—	163,252
Provision for loan and lease losses					4,949			4,949
Noninterest income	11,652	16,863	12,398	3,711	28,078	83	—	72,785
Noninterest expense	8,998	15,907	8,858	3,641	104,186	6,732	—	148,322

Net income before	$2,654	$1,960	$4,299	$71	$83,205	$(9,423)	$—	$82,766

Total assets	$2,986	$28,786	$22,783	$3,633	$5,246,124	$11,557	$—	$5,315,869

Year ended December 31, 2003:
Interest income	$—	$978	$2,462	$—	$175,426	$(115)	$(120)	$178,631
Interest expense	—	118	825	3	55,140	1,702	(120)	57,668

Net interest income	—	860	1,637	(3)	120,286	(1,817)	—	120,963
Provision for loan and lease losses					5,931			5,931
Noninterest income	18,710	15,867	17,061	3,477	23,185	4	—	78,304
Noninterest expense	12,645	14,983	10,104	3,295	85,264	5,573	—	131,864

Net income before	$6,065	$1,744	$8,594	$179	$52,276	$(7,386)	$—	$61,472

Total assets	$13,235	$32,013	$16,833	$4,998	$3,747,137	$5,896	$—	$3,820,112

(1)	Corporate overhead is comprised primarily of compensation and benefits for certain members of management, merger related costs, interest on parent company debt, amortization of intangibles and other expenses.
(2)	Mortgage lending includes allocated intercompany income totaling $1,151,000, $832,000 and $772,000 at December 31, 2005, 2004, and 2003, respectively.
(3)	Noninterest income for the year ended December 31, 2005, includes $107,000 of revenue other than insurance commissions.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

20.	Related Party Transactions

In addition to the previously disclosed related party transactions (Notes 5, 8, 10 and 11), the Company received trust fees from related parties of approximately $479,000 in 2005, $457,000 in 2004, and $429,000 in 2003.

21.	Treasury Stock Repurchase Plan

During the years ended December 31, 2005, 2004 and 2003, the Board of Directors of the Company authorized the repurchase of up to 300,000 shares of its common stock. During the year ended December 31, 2003, the company repurchased 20,000 shares. The Company did not purchase any shares during the years ended December 31, 2005 and 2004.

The active stock repurchase plan for 2005 expired on December 31, 2005 and was not renewed by the Board of Directors.