Form 10-Q
period 2006-03-31
ALABAMA NATIONAL BANCORPORATION
filed 2006-05-10
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

0-25160

(Commission File No.)

ALABAMA NATIONAL BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1114426
(State of incorporation)	(IRS employer identification number)

1927 First Avenue North, Birmingham, Alabama	35203-4009
(Address of principal executive offices)	(Zip Code)

205-583-3600

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant has 18,637,730 shares of common stock, par value $1.00 per share, outstanding at May 9, 2006.

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Alabama National BanCorporation (“Alabama National” or the “Company”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005. With respect to the adequacy of the allowance for loan and lease losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$185,535	$189,256
Interest-bearing deposits in other banks	16,515	19,428
Federal funds sold and securities purchased under resell agreements	97,151	70,472
Trading securities, at fair value	2,350	402
Investment securities (fair values of $608,874 and $576,424)	626,378	591,153
Securities available for sale, at fair value	511,486	545,334
Loans held for sale	21,126	14,940
Loans and leases	4,250,772	4,147,739
Unearned income	(3,573)	(3,644)

Loans and leases, net of unearned income	4,247,199	4,144,095
Allowance for loan and lease losses	(53,848)	(52,815)

Net loans and leases	4,193,351	4,091,280
Property, equipment and leasehold improvements, net	115,215	114,159
Goodwill	148,071	148,071
Other intangible assets, net	8,562	9,358
Cash surrender value of life insurance	75,328	74,593
Receivable from investment division customers	23,647	7,166
Other assets	60,569	56,061

Totals	$6,085,284	$5,931,673

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$723,956	$729,045
Interest bearing	3,690,870	3,614,219

Total deposits	4,414,826	4,343,264
Federal funds purchased and securities sold under repurchase agreements	591,396	545,337
Accrued expenses and other liabilities	61,513	61,361
Payable for securities purchased for investment division customers	25,378	5,886
Short-term borrowings	30,800	34,700
Long-term debt	378,431	369,246

Total liabilities	$5,502,344	$5,359,794

Commitments and contingencies (Note B)

Common stock, $1 par; 50,000,000 shares authorized; 17,155,010 and 17,124,316 shares issued at March 31, 2006 and December 31, 2005, respectively	17,155	17,124
Additional paid-in capital	348,568	347,434
Retained earnings	227,367	216,144
Accumulated other comprehensive loss, net of tax	(10,150)	(8,823)

Total stockholders’ equity	582,940	571,879

Total liabilities and stockholders’ equity	$6,085,284	$5,931,673

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005
Interest income:
Interest and fees on loans and leases	$77,238	$55,166
Interest on securities	12,130	12,102
Interest on deposits in other banks	79	48
Interest on trading securities	11	4
Interest on federal funds sold and securities purchased under resell agreements	732	524

Total interest income	90,190	67,844

Interest expense:
Interest on deposits	$27,097	$14,858
Interest on federal funds purchased and securities sold under repurchase agreements	5,810	2,368
Interest on short-term borrowings	397	406
Interest on long-term debt	4,311	3,307

Total interest expense	37,615	20,939

Net interest income	52,575	46,905
Provision for loan and lease losses	1,243	1,544

Net interest income after provision for loan and lease losses	51,332	45,361

Noninterest income:
Service charges on deposit accounts	$3,868	$3,930
Investment services income	864	1,145
Wealth management income	5,367	4,521
Gain on sale of mortgages	2,611	2,670
Commercial mortgage banking income	732	—
Insurance commissions	982	795
Bank owned life insurance	742	654
Securities (losses) gains	(734)	72
Gain on disposition of assets	507	428
Other	3,990	2,568

Total noninterest income	18,929	16,783

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005
Noninterest expense:
Salaries and employee benefits	$23,298	$20,453
Commission based compensation	4,134	3,494
Occupancy and equipment expenses	4,757	4,139
Amortization of intangibles	796	825
Other	9,988	9,750

Total noninterest expense	42,973	38,661

Income before provision for income taxes and cumulative effect of accounting change	27,288	23,483
Provision for income taxes	9,463	8,003

Net income before cumulative effect of accounting change	17,825	15,480
Cumulative effect of accounting change (net of tax)	48	—

Net income	$17,873	$15,480

Cash dividends per common share	$0.3750	$0.3375

Weighted average common shares outstanding:
Basic	17,334	17,151

Diluted	17,502	17,384

Earnings per common share before cumulative effect of accounting change:
Basic	$1.03	$0.90

Diluted	$1.02	$0.89

Earnings per common share:
Basic	$1.03	$0.90

Diluted	$1.02	$0.89

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
Net income	$17,873	$15,480
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(2,781)	(11,018)
Reclassification adjustment for net (losses) gains included in net income	(734)	72

Other comprehensive expense, before tax	(2,047)	(11,090)
Benefit of income taxes related to items of other comprehensive expense	(720)	(3,967)

Other comprehensive loss	(1,327)	(7,123)

Comprehensive income	$16,546	$8,357

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
Net cash flows provided by operating activities	$11,875	$16,752

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	20,004	21,620
Purchases of investment securities	(55,160)	(26,911)
Purchases of securities available for sale	(6,339)	(66,175)
Proceeds from sale of securities available for sale	22,089	4,752
Proceeds from calls and maturities of securities available for sale	15,208	60,494
Net decrease in interest bearing deposits in other banks	2,913	1,133
Net (increase) decrease in federal funds sold and securities purchased under resell agreements	(26,679)	16,236
Net increase in loans and leases	(103,559)	(145,105)
Purchase acquisitions, net of cash acquired	—	(325)
Purchases of property, equipment and leasehold improvements	(2,886)	(4,486)
Cash paid for bank owned life insurance	—	(27)
Proceeds from sale of other real estate owned and fixed assets	910	1,830

Net cash used in investing activities	(133,499)	(136,964)

Cash flows from financing activities:
Net increase in deposits	$71,562	$140,813
Net increase in federal funds purchased and securities sold under agreements to repurchase	46,059	41,614
Net (decrease) increase in short-term borrowings	(3,900)	14,783
Repayments of long-term debt	(20,000)	(63,000)
Proceeds from long-term debt	30,000	—
Excess tax benefit from share-based compensation	577	—
Dividends on common stock	(6,432)	(5,742)
Other	37	134

Net cash provided by financing activities	117,903	128,602

(Decrease) increase in cash and cash equivalents	(3,721)	8,390
Cash and cash equivalents, beginning of period	189,256	155,027

Cash and cash equivalents, end of period	$185,535	$163,417

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$245	$887

Adjustment to market value of securities available for sale, net of deferred income taxes	$(1,327)	$(7,123)

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2005.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of financial condition. As of March 31, 2006, the total unfunded commitments which are not reflected in the consolidated statements of financial condition totaled $1.4 billion. A majority of these commitments will expire in less than one year.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For Alabama National this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management is currently evaluating the effect of the statement on Alabama National’s results of operations and financial condition.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC) amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Alabama National previously used a fair value-based method of accounting for compensation costs and had fully adopted and implemented the expense recognition provisions of SFAS 123. Accordingly, the changes required by SFAS 123(R) did not have a material impact on Alabama National’s financial condition or results of operations. See Note I for more information regarding Alabama National’s adoption of SFAS 123R and the required disclosures.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), replacing APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle and corrections of errors. APB Opinion 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. Management has adopted the provisions of FAS 154 effective January 1, 2006. There has been no material effect on Alabama National’s results of operations and financial condition.

In August 2005, “The Financial Accounting Standards Board Issues Revised Exposure Draft on Accounting for Transfers of Financial Assets” — The Financial Accounting Standards Board issued a revised Exposure Draft, Accounting for Transfers of Financial Assets. The proposed statement seeks to clarify the derecognition requirements for financial assets that were developed initially in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and revised in Statement 140, and to change and simplify the initial measurement of interest related to transferred financial assets held by a transferor. The proposed changes principally apply to securitizations and loan participations.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 2006 and 2005 (in thousands except per share data).

	For the Three Months Ended March 31,
	2006	2005
Basic Earnings Per Share:
Net income available to common shareholders	$17,873	$15,480
Weighted average basic common shares outstanding	17,334	17,151

Basic Earnings Per Share	$1.03	$0.90

Diluted Earnings Per Share:
Net income available to common shareholders	$17,873	$15,480
Weighted average common shares outstanding	17,334	17,151
Effect of dilutive securities	168	233

Weighted average diluted common shares outstanding	17,502	17,384

Diluted Earnings Per Share	$1.02	$0.89

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. The segment formerly known as Securities Brokerage and Trust has been renamed and is called the Wealth Management Division. The components of revenue and expense related to this segment have not changed. In addition, with the acquisition of Byars and Company during 2005, Alabama National has created a new segment called Commercial Mortgage Banking Division. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Wealth Management Division	Mortgage Lending Division	Commercial Mortgage Banking Division	Insurance Services Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three Months Ended March 31, 2006:
Interest income	$—	$418	$247	$—	$—	$89,630	$(29)	$(76)	$90,190
Interest expense		76	136			36,401	1,078	(76)	37,615

Net interest income		342	111			53,229	(1,107)		52,575
Provision for loan and lease losses						1,243			1,243
Noninterest income	864	5,454	2,796	732	991	8,048	44		18,929
Noninterest expense	1,062	5,173	2,299	587	870	30,601	2,381		42,973

Net income before tax and cumulative effect	$(198)	$623	$608	$145	$121	$29,433	$(3,444)	$—	$27,288

Total assets	$23,786	$30,295	$22,708	$128	$4,198	$5,992,411	$11,758	$—	$6,085,284

Three Months Ended March 31, 2005:
Interest income	$—	$344	$275	$—	$—	$67,292	$(29)	$(38)	$67,844
Interest expense		38	77			20,056	806	(38)	20,939

Net interest income		306	198			47,236	(835)		46,905
Provision for loan and lease losses						1,544			1,544
Noninterest income	1,145	4,521	2,810		799	7,476	32		16,783
Noninterest expense	1,138	4,277	2,189		829	27,881	2,347		38,661

Net income before tax	$7	$550	$819	$—	$(30)	$25,287	$(3,150)	$—	$23,483

Total assets	$8,559	$30,262	$30,875	$—	$3,613	$5,386,172	$11,889	$—	$5,471,370

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

NOTE F – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Insurance Services Division for the three months ended March 31, 2006 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division
Balance, December 31, 2005	$145,378	$2,693
Acquired goodwill	—	—
Other goodwill adjustments	—	—

Balance, March 31, 2006	$145,378	$2,693

Intangible assets as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$18,130	$(10,829)	$7,301
Other customer intangibles	2,064	(803)	1,261

Total amortizing intangible assets	$20,194	$(11,632)	$8,562

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$18,130	$(10,140)	$7,990
Other customer intangibles	2,064	(696)	1,368

Total amortizing intangible assets	$20,194	$(10,836)	$9,358

During the three months ended March 31, 2006 and 2005, Alabama National recognized $796,000 and $825,000 of other intangible amortization expense, respectively. Based upon recorded intangible assets as of March 31, 2006, aggregate amortization expense for each of the next five years is estimated to be $2.9 million, $2.3 million, $1.6 million, $1.1 million and $0.6 million, respectively.

NOTE G – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	March 31, 2006	March 31, 2005
	(Amounts in thousands)
Service cost	$—	$—
Interest cost	93	91
Expected return on plan assets	(120)	(122)
Amortization of net loss	20	8

Net pension income	$(7)	$(23)

As of March 31, 2006, Alabama National has not made any 2006 contributions to the defined benefit pension plan because the plan is fully funded and Alabama National does not anticipate making any contributions in the year ended December 31, 2006. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE H – SECURITIES

Information pertaining to securities with gross unrealized losses at March 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$10,613	$196	$23,392	$827	$34,005	$1,023
Obligations of states and political subdivisions	8,835	106	5,289	52	14,124	158
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	96,569	1,615	420,627	14,926	517,196	16,541

Total investment securities	$116,017	$1,917	$449,308	$15,805	$565,325	$17,722

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$72,516	$2,286	$111,037	$4,047	$183,553	$6,333
Obligations of states and political subdivisions	6,447	183	5,650	112	12,097	295
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	63,503	2,278	186,092	7,632	249,595	9,910

Total debt securities	142,466	4,747	302,779	11,791	445,245	16,538
Equity securities	383	21	—	—	383	21

Total securities available for sale	$142,849	$4,768	$302,779	$11,791	$445,628	$16,559

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

As of March 31, 2006, 363 debt securities have been in a loss position for more than twelve months and 229 debt securities have been in a loss position for less than twelve months. The losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not the credit worthiness of the issuers. Further, Alabama National has the current intent and ability to hold the securities to an expected recovery in market value. Therefore Alabama National has not recognized any other-than-temporary impairments.

NOTE I - SHARE BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share Based Payment. Alabama National has used a fair value-based method of accounting for share based compensation costs under SFAS No. 123. Accordingly, the adoption of SFAS No. 123R on January 1, 2006, did not have a significant impact to Alabama National’s financial condition or results of operations. The primary changes are related to disclosures and the treatment of estimated forfeitures of share based payments.

With the adoption of SFAS No. 123R, Alabama National recorded an increase in net earnings as a cumulative effect of accounting change based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, Alabama National recorded forfeitures as incurred. As of January 1, 2006, the amount of cumulative effect of accounting change for share forfeitures was $48 thousand, net of taxes of $25 thousand. There was no change on either basic or diluted earnings per share for the first quarter of 2006.

The primary types of share based compensation consist of the performance shares issued pursuant to the Performance Share Plan (“the PSP”) and stock options issued pursuant to the 1999 Long Term Incentive Plan (“the LTI Plan”).

Stock Options

During 1999, Alabama National adopted the LTI Plan which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards eligible to employees of the Company. The total number of shares reserved for distribution under the plan is 300,000 shares. During 2000, Alabama National granted 160,500 non-qualified stock options, which vested over a sixty month period. At March 31, 2006, 173,000 shares remain available for distribution under the LTI Plan. As of December 31, 2004, these options were fully vested and accordingly there has been no additional expense since December 31, 2004 associated with these or any other stock options. Alabama National has not issued any additional share based compensation under the LTI Plan.

In addition to the stock options Alabama National issued in 2000, the Company has assumed various stock option plans of acquired companies. No additional stock options may be awarded under any of the assumed plans.

A summary of Alabama National’s stock options for the 2006 three months is presented below:

	March 31, 2006
	Shares	Weighted Average Exercise Price	Aggregate Intrensic Value

Outstanding, January 1	200,182	$21.39
Forfeited	—	—
Exercised	(1,648)	22.17

Outstanding, March 31	198,534	$21.39

Options exercisable, March 31	198,534	$21.39	$9,333,083

The following table summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding
Exercise Price	Number Outstanding	Remaining Contract Life	Options Exercisable
$14.92	1,408	September 2006	1,408
$15.10	11,895	November 2009	11,895
$15.60	4,108	September 2009	4,108
$16.61	132	March 2012	132
$17.42	1,408	September 2006	1,408
$17.78	2,752	December 2009	2,752
$18.12	10,597	September 2012	10,597
$18.88	109,200	December 2010	109,200
$18.95	1,408	September 2006	1,408
$20.76	8,013	December 2010	8,013
$24.60	9,767	February 2012	9,767
$26.78	1,408	September 2006	1,408
$27.05	10,349	April 2012	10,349
$30.02	1,408	September 2006	1,408
$34.79	22,329	January 2013	22,329
$35.08	2,352	August 2013	2,352

	198,534		198,534

Performance Shares

Alabama National sponsors the PSP to offer long-term incentives in addition to current compensation to certain employees of the Company. The PSP is governed by Alabama National’s Compensation Committee, which may prescribe different criteria for different participants in the PSP. Such criteria may be expressed in terms of (i) the growth in net income per share during the award period, (ii) return on average equity in comparison with other banks and bank holding companies, or (iii) other reasonable bases. The vesting period is generally four years. Under the plan 800,000 shares have been reserved for issuance and at March 31, 2006, approximately 635,000 are available to be issued.

The fair value of grants under the PSP is based on the market price of the Company’s stock on the grant-date based on the expected share payout. The following table presents a summary of the status of nonvested performance share grants and changes during the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2005	144,836	$50.86
Granted	37,470	64.76
Awarded	(23,855)	33.33

Nonvested shares at March 31, 2006	158,451	$56.79

The number of shares presented in the table above is based on the expected share payout using current performance measurements. The actual share payout may differ from the amount presented above. As of March 31, 2006, there was approximately $5.6 million of unrecognized compensation cost related to nonvested PSP awards. That cost is expected to be recognized over a weighted average period of 2.6 years. Compensation expense related to the PSP for the three months ended March 31, 2006 and 2005 was $459,000 and $454,000, respectively. Tax benefits related to PSP compensation totaled $159,000 and $155,000 for the three months ended March 31, 2006 and 2005, respectively.

Alabama National recognized an excess windfall tax benefit of $577,000 and $165,000 related to the payment of stock-based compensation during the 2006 and 2005 three months, respectively. Alabama National received $37,000 and $206,000 in the 2006 and 2005 three months, respectively for the exercise of stock options.

NOTE J – SUBSEQUENT EVENTS

On April 3, 2006, Alabama National completed the acquisition of Florida Choice Bankshares, Inc. of Mt. Dora, Florida (“Florida Choice”). Alabama National issued 1,480,394 shares of common stock and $5.2 million in cash in exchange for all of the outstanding shares of Florida Choice common stock. Each share of Florida Choice stock that was not converted to cash consideration was converted into 0.6079 shares of Alabama National common stock. In addition to the common stock and cash paid to Florida Choice shareholders, Alabama National paid approximately $11.0 million in cash consideration to Florida Choice option holders who elected to be paid cash for their outstanding options rather than converting into options to purchase Alabama National common stock. As of March 31, 2006, Florida Choice had total assets, loans, deposits and equity with a book value of approximately $447.3 million, $384.4 million, $382.7 million and $37.8 million, respectively. Management has not yet finalized the determination of the fair values of the assets, liabilities and certain intangible assets of Florida Choice, but based on preliminary estimates, the total intangibles created by the acquisition are approximately $74.7 million. Based on preliminary estimates $9.7 million will be allocated to core deposit intangibles and the remaining $64.7 million to goodwill.

On April 3, 2006, Alabama National entered into a revolving note with AmSouth Bank with a maximum principal amount of $16 million. The revolving note bears interest at LIBOR plus 80 basis points. Interest is payable quarterly on the 20th day of each January, April, July and October, beginning on April 20, 2006. The outstanding principal balance is payable in full on March 31, 2009. The revolving note is cross-defaulted with Alabama National’s credit facility with AmSouth Bank and is secured by a pledge of the stock of a subsidiary bank of Alabama National pursuant to a pledge agreement signed by Alabama National in favor of AmSouth Bank. The loan was used to pay a portion of the cash consideration that was paid in connection with the Florida Choice acquisition and for general corporate purposes.

On April 3, 2006, Alabama National also renewed for an additional year its credit facility with AmSouth Bank. Pursuant to this latest renewal, the credit facility has a maturity date of May 30, 2007. The credit facility bears interest at a rate of LIBOR plus 65 basis points, and the total amount that may be borrowed by the Company under the credit facility is $10 million.

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

Alabama National completed the acquisition of Florida Choice on April 3, 2006. Accordingly, the first quarter financial data of Alabama National do not include Florida Choice.

This information should be read in conjunction with Alabama National’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

Alabama National’s accounting policies are critical to understanding the results of operations and financial position as reported in the consolidated financial statements. Significant accounting policies utilized by Alabama National are discussed in detail in the notes to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005.

Performance Overview

Alabama National’s net income for the three month period ended March 31, 2006 (the “2006 three months”) was $17.9 million, compared to $15.5 million for the three months ended March 31, 2005 (the “2005 three months”). Net income per diluted common share for the 2006 three months and the 2005 three months was $1.02 and $0.89, respectively.

The annualized return on average assets for Alabama National was 1.21% and 1.17% for the 2006 three months and the 2005 three months, respectively. The annualized return on average stockholders’ equity was 12.53% and 11.73% for the 2006 three months and the 2005 three months, respectively. Book value per share at March 31, 2006 was $33.98, an increase of $0.58 from year-end 2005. Alabama National declared cash dividends of $0.375 per share on common shares during the 2006 three months, compared to $0.3375 per share on common shares during the 2005 three months.

Net Income

Contributing to the increased net income for the 2006 three months was a $5.7 million increase in net interest income. Net interest income for the 2006 three months totaled $52.6 million, a 12.1% increase over the $46.9 million recorded in the 2005 three months. Total noninterest income also increased during the 2006 three months compared to the 2005 three months. Total noninterest income during the 2006 three months totaled $18.9 million, compared to $16.8 million recorded in the 2005 three months, an increase of 12.8%.

Average earning assets for the 2006 three months increased by approximately $551.3 million, as compared to the 2005 three months, as average interest-bearing liabilities increased $523.4 million. The average taxable equivalent rate earned on earning assets was 6.78% for the 2006 three months, compared to 5.68% for the 2005 three months. The average rate paid on interest-bearing liabilities was 3.30% for the 2006 three months, compared to 2.07% for the 2005 three months. The net interest margin for the 2006 three months was 3.93%, compared to 3.90% for the 2005 three months. The net interest margin recorded in the 2006 three months increased 5 basis points compared to the 2005 fourth quarter’s net interest margin of 3.88%. The yield earned on earning assets, specifically loans, has increased during the last four quarters due to the interest rate increases by the Federal Reserve, but the latest rate increases have also increased deposit costs considerably. Time deposits originated in a lower interest rate environment are repricing at higher current rates. Also, to remain competitive, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits due to continued rate increases by the Federal Reserve. During the 2006 three months, the net interest margin benefited from a loan payoff that resulted in the recognition of a significant amount of interest income in the 2006 first quarter that had not been accrued in prior quarters because the loan was on non accrual status. This payoff increased the 2006 first quarter net interest margin by approximately three basis points.

The following table depicts, on a taxable equivalent basis for the 2006 and 2005 three months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended March 31,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:

Earning assets:
Loans and leases (1)(2)(3)	$4,225,849	$77,366	7.42%	$3,593,014	$55,297	6.24%
Securities:
Taxable	1,068,922	11,540	4.38	1,122,456	11,541	4.17
Tax exempt (2)	55,328	894	6.55	55,234	850	6.24
Cash balances in other banks	7,692	79	4.17	14,369	48	1.35
Funds sold	65,813	732	4.51	87,935	524	2.42
Trading account securities	995	11	4.48	311	4	5.22

Total earning assets (2)	5,424,599	90,622	6.78	4,873,319	68,264	5.68

Cash and due from banks	181,859			82,775
Premises and equipment	114,793			100,578
Other assets	303,524			356,351
Allowance for loan and lease losses	(53,619)			(47,317)

Total assets	$5,971,156			$5,365,706

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,029,134	5,794	2.28	$875,630	$2,544	1.18%
Savings deposits	898,962	5,113	2.31	891,190	2,638	1.20
Time deposits	1,714,993	16,190	3.83	1,498,534	9,676	2.62
Funds purchased	581,923	5,810	4.05	425,560	2,368	2.26
Other short-term borrowings	33,755	397	4.77	46,127	406	3.57
Long-term debt	370,940	4,311	4.71	369,259	3,307	3.63

Total interest-bearing liabilities	4,629,707	37,615	3.30	4,106,300	20,939	2.07

Demand deposits	686,454			674,369
Accrued interest and other liabilities	76,465			49,701
Stockholders’ equity	578,530			535,336

Total liabilities and stockholders’ equity	$5,971,156			$5,365,706

Net interest spread			3.48%			3.61%

Net interest income/margin on a taxable equivalent basis		53,007	3.96%		47,325	3.94%

Tax equivalent adjustment (2)		432			420

Net interest income/margin		$52,575	3.93%		$46,905	3.90%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2.4 million and $2.3 million are included in interest and fees on loans for the three months ended March 31, 2006 and 2005, respectively.

Alabama National’s net interest income increased during the 2006 three months to $52.6 million, an increase of $5.7 million over the 2005 three months. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2006 three months compared to the 2005 three months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended March 31,
	2006 Compared to 2005 Variance Due to
	Volume	Yield/ Rate	Total
Earning assets:
Loans and leases	$10,643	$11,426	$22,069
Securities:
Taxable	(2,294)	2,293	(1)
Tax exempt	1	43	44
Cash balances in other banks	(142)	173	31
Funds sold	(782)	990	208
Trading account securities	11	(4)	7

Total interest income	7,437	14,921	22,358
Interest-bearing liabilities:
Interest-bearing transaction accounts	514	2,736	3,250
Savings and money market deposits	23	2,452	2,475
Time deposits	1,552	4,962	6,514
Funds purchased	1,091	2,351	3,442
Other short-term borrowings	(495)	486	(9)
Long-term debt	15	989	1,004

Total interest expense	2,700	13,976	16,676

Net interest income on a taxable equivalent basis	$4,737	$945	5,682

Taxable equivalent adjustment			(12)

Net interest income			$5,670

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the level of non-performing loans and adversely rated loans, credit and collateral administration trends, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $1.2 million for the 2006 three months, compared to $1.5 million recorded in the 2005 three months. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income, was 1.27% at March 31, 2006, unchanged from December 31, 2005.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2006 three months was $18.9 million, compared to $16.8 million for the 2005 three months, an increase of 12.8%. The major components of noninterest income include service charges on deposits, investment services revenue, wealth management income, insurance commissions, gains from sale of residential mortgage loans, commercial mortgage banking income and income earned on bank owned life insurance.

Wealth management division’s income totaled $5.4 million during the 2006 three months, compared to $4.5 million for the 2005 three months, an increase of 18.7%. This division is benefiting from growth in invested client assets and increased activity in the equity markets. Another contributor to the increase in noninterest income is the commercial mortgage banking division that was purchased in September 2005. This division recorded revenue of $732 million during the 2006 three months. The 2005 three months did not have any revenue since Alabama National did not enter into this line of business until the acquisition of Byars and Company in August 2005. Insurance commissions in the 2006 three months totaled $1.0 million, a 23.5% increase compared to the $0.8 million recorded in the 2005 three months. Other non interest income increased by $1.4 million to $3.9 million in the 2006 three months compared to $2.6 million for the 2005 three months. During the 2006 three months, Alabama National repaid an FHLB advance that the FHLB had exercised its right to convert to a variable rate advance. The repayment resulted in a gain of $0.7 million. Alabama National restructured a portion of its securities portfolio by selling some lower yielding available for sale securities during the 2006 three months. The sale resulted in a loss of $0.7 million partially offsetting the increase in noninterest income. Also contributing to the increase in other noninterest income was increased debit card and electronic banking income during the 2006 three months.

Noninterest expense was $43.0 million for the 2006 three months, compared to $38.7 million for the 2005 three months, an increase of 11.2%. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $23.3 million for the 2006 three months, compared to $20.5 million for the 2005 three months. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, merit compensation increases and increased performance based compensation due to higher levels of net income. Commission based compensation was $4.1 million for the 2006 three months, compared to $3.5 million for the 2005 three months, an increase of 18.3%. This increase is attributable to increased revenue in the wealth management division as well as the revenue generated by the commercial mortgage banking division. A significant portion of the compensation in these areas is commission based. Net occupancy expenses increased $618,000, or 14.9%, during the 2006 three months as compared to the 2005 three months. Other noninterest expenses for 2006 three months totaled $10.0 million, compared to $9.8 million for the 2005 three months, an increase of 2.4%.

Income tax expense was $9.5 million for the 2006 three months, compared to $8.0 million for the 2005 three months. The effective tax rates for the 2006 three months and 2005 three months were 34.7% and 34.1%, respectively. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective tax rate for the 2006 three months is higher due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on March 31, 2006. Loans and leases, net of unearned income, were $4.25 billion, or 69.8% of total assets at March 31, 2006, compared to $4.14 billion, or 69.9% of total assets at December 31, 2005. Loans and leases increased $103.1 million, or 2.5%, during the 2006 three months, as compared to December 31, 2005. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	March 31, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$282,290	6.64%	$287,014	6.92%
Real estate:
Construction	1,299,979	30.58	1,225,451	29.55
Mortgage - residential	1,093,388	25.71	1,092,514	26.34
Mortgage - commercial	1,142,045	26.87	1,100,794	26.54
Mortgage - other	10,824.25		9,828.24
Consumer	79,917	1.88	82,908	2.00
Lease financing receivables	57,856	1.36	62,423	1.50
Securities brokerage margin loans	14,732.35		17,928.43
Other	269,741	6.36	268,879	6.48

Total gross loans and leases	4,250,772	100.00%	4,147,739	100.00%

Unearned income	(3,573)		(3,644)

Total loans and leases, net of unearned income	4,247,199		4,144,095
Allowance for loan and lease losses	(53,848)		(52,815)

Total net loans and leases	$4,193,351		$4,091,280

The carrying value of investment securities increased $35.2 million during the 2006 three months, as compared to the balance at December 31, 2005. During the 2006 three months, Alabama National purchased $55.2 million of investment securities and received $20.0 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $33.8 million in the 2006 three months. During the 2006 three months, purchases of available for sale securities totaled $6.3 million and maturities, calls, and sales of available for sale securities totaled $37.3 million. The change in the unrealized losses on available for sale securities increased $1.3 million, net of income taxes, during the 2006 three months.

Trading account securities, which had a balance of $2.4 million and $402,000 at March 31, 2006 and December 31, 2005, respectively, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $97.1 million at March 31, 2006 and $70.5 million at December 31, 2005.

Deposits and Other Funding Sources

Deposits increased $71.6 million from December 31, 2005, to $4.41 billion at March 31, 2006. Deposits continue to increase due to recent branch expansions, successful business development efforts by Alabama National and an overall growth in the economies in the markets served by Alabama National. At March 31, 2006, deposits included $129.0 million of brokered time deposits, compared to $126.6 million at December 31, 2005.

Federal funds purchased and securities sold under agreements to repurchase totaled $591.4 million at March 31, 2006, an increase of $46.1 million from December 31, 2005. Short-term borrowings at March 31, 2006 totaled $30.8 million, including a note payable to a third party bank of $1.8 million and advances from the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) totaling $29.0 million.

Alabama National’s short-term borrowings at March 31, 2006 and December 31, 2005 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	March 31, 2006	December 31, 2005
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 5.43% at March 31, 2006; collateralized by the Company’s stock in subsidiary banks.	$1,800	—

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 5.09% and 4.44% at March 31, 2006 and December 31, 2005, respectively.	5,000	10,700

FHLB borrowings due at dates ranging from May 12, 2006 to July 13, 2006; bearing interest at fixed and variable rates ranging from 4.17% to 4.76%.	24,000	24,000

Total short-term borrowings	$30,800	$34,700

Alabama National’s long-term debt at March 31, 2006 and December 31, 2005 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	March 31, 2006	December 31, 2005
FHLB borrowings due at various maturities ranging from March 26, 2008 through March 1, 2016 at March 31, 2006; at December 31, 2005, maturities ranged from March 26, 2008 to November 23, 2015; bearing interest at fixed rates ranging from 3.354% to 6.00% at March 31, 2006, and bearing interest at fixed rates ranging from 2.05% to 6.00% at December 31, 2005; convertible to variable rate advances at the option of the FHLB at dates ranging from April 7, 2006 to March 2, 2009.	$294,821	$285,636

FHLB borrowing due November 5, 2008; rate varies quarterly with LIBOR and was 4.71% and 4.29% at March 31, 2006 and December 31, 2005, respectively.	30,000	30,000

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary quarterly with LIBOR and ranged from 8.03% to 8.53% at March 31, 2006; at December 31, 2005 rates ranged from 7.58% to 8.10%.	53,610	53,610

Total long-term debt	$378,431	$369,246

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At March 31, 2006, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At March 31, 2006, nonperforming assets totaled $4.0 million, compared to $7.1 million at year-end 2005. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.09% at March 31, 2006, compared to 0.17% at December 31, 2005. The decrease in nonperforming assets is primarily attributable to a $2.9 million reduction in nonaccrual loans. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	March 31, 2006	December 31, 2005
Nonaccrual loans	$3,524	$6,446
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	3,524	6,446

Other real estate owned	487	623

Total nonperforming assets	$4,011	$7,069

Allowance for loan and lease losses to period-end loans	1.27%	1.27%

Allowance for loan and lease losses to period-end nonperforming loans	1,528.04	819.35

Allowance for loan and lease losses to period-end nonperforming assets	1,342.51	747.14

Net charge-offs to average loans (1)	0.02	0.04

Nonperforming assets to period-end loans and other real estate owned	0.09	0.17

Nonperforming loans to period-end loans	0.08	0.16

(1)	Excludes average loans held for sale.

Net loan charge-offs (loan charge-offs less recoveries) for the 2006 three months totaled $210,000, or 0.02% (annualized) of average loans and leases for the period. The allowance for loan and lease losses as a percentage of total loans and leases, net of unearned income, was 1.27% at March 31, 2006, unchanged from December 31, 2005. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Allowance for loan and lease losses at beginning of period	$52,815	$46,584
Charge-offs:
Commercial, financial and agricultural	233	167
Real estate - mortgage	85	163
Consumer	187	159

Total charge-offs	505	489

Recoveries:
Commercial, financial and agricultural	71	83
Real estate - mortgage	24	10
Consumer	200	94

Total recoveries	295	187

Net charge-offs	210	302
Provision for loan and lease losses	1,243	1,544
Additions to allowance from acquisitions	—	—

Allowance for loan and lease losses at end of period	$53,848	$47,826

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses, internal credit ratings and other related factors. Based on this analysis, management considers the allowance for loan and lease losses at March 31, 2006 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at March 31, 2006, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	March 31, 2006
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$2,428,275	$456,737	$735,782	$644,006	$4,264,800
Securities (2)	39,657	109,680	431,916	523,006	1,104,259
Trading securities	2,350	—	—	—	2,350
Interest-bearing deposits in other banks	16,515	—	—	—	16,515
Funds sold	97,151	—	—	—	97,151

Total interest-earning assets	$2,583,948	$566,417	$1,167,698	$1,167,012	$5,485,075
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$537,789	$—	$—	$526,951	$1,064,740
Savings and money market deposits	491,075	—	—	413,927	905,002
Time deposits (3)	438,828	772,594	338,709	170,997	1,721,128
Funds purchased	591,396	—	—	—	591,396
Short-term borrowings	25,800	5,000	—	—	30,800
Long-term debt	133,610	89,000	102,000	53,821	378,431

Total interest-bearing liabilities	$2,218,498	$866,594	$440,709	$1,165,696	$4,691,497

Period gap	$365,450	$(300,177)	$726,989	$1,316

Cumulative gap	$365,450	$65,273	$792,262	$793,578	$793,578

Ratio of cumulative gap to total earning assets	6.66%	1.19%	14.44%	14.47%

(1)	Excludes nonaccrual loans of $3.5 million
(2)	Excludes available for sale equity securities of $33.6 million
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At March 31, 2006, mortgage backed securities with a carrying value of $826.2 million, or 13.6% of total assets and essentially every loan and lease, net of unearned income (totaling $4.25 billion, or 69.8% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $4.41 billion, or 72.5% of total assets at March 31, 2006. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased the specified amounts from current rates. As noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Alabama National’s net interest margin may differ from that found in the table.

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of March 31, 2006 % Change in Net Interest Income	As of December 31, 2005 % Change in Net Interest Income
+200 basis points	1.33%	1.66%
+100 basis points	0.60	0.70
0 basis points	—	—
-100 basis points	(1.57)	(2.15)
-200 basis points	(4.27)	(4.38)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 96.2% at March 31, 2006, compared to 95.4% at year-end 2005. Alabama National’s liquid assets as a percentage of total deposits were 6.8% at March 31, 2006, compared to 6.4% at year-end 2005. At March 31, 2006, Alabama National had unused federal funds lines of approximately $239.6 million, unused lines at the Federal Home Loan Bank of Atlanta of $1.3 billion and a credit line with a third party bank of $10.0 million with a principal balance outstanding of $1.8 million. Alabama National also has access to approximately $97.8 million via a credit facility with the Federal Reserve Bank of Atlanta. At March 31, 2006 and year-end 2005 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $11.1 million from December 31, 2005, to $582.9 million at March 31, 2006. This increase was attributable to the following components (in thousands):

Net income	$17,873
Dividends	(6,432)
Issuance of stock for option exercises and other stock based compensation	(182)
Additional paid in capital related to stock based compensation	552
Excess tax benefit from share-based compensation	577
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(1,327)

Net increase	$11,061

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at March 31, 2006. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 2006:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.85%	12.05%	8.40%

First American Bank
Indian River National Bank	12.12	13.27	8.14
First Gulf Bank, N.A.	8.92	10.14	7.37
Community Bank of Naples, N.A.	9.93	11.18	8.36
Public Bank	10.53	11.72	8.61
Georgia State Bank	10.49	11.62	7.95
CypressCoquina Bank	10.72	11.85	8.91
Millennium Bank	10.33	11.53	7.96
Bank of Dadeville	14.24	15.49	7.49
Alabama Exchange Bank	16.00	17.25	7.58
Required minimums	4.00	8.00	4.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4. Controls and Procedures.

As of March 31, 2006, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective.

There was no change in Alabama National’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Alabama National. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

In its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2006, Alabama National inadvertently disclosed that it had no outstanding balance under its credit facility with AmSouth Bank as of April 3, 2006. It should have reported that $1.8 million was outstanding under this credit facility as of April 3, 2006.

Item 6. Exhibits

Exhibit 3.1 –	Restated Certificate of Incorporation (Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

Exhibit 3.2 –	First Amendment to Restated Certificate of Incorporation (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.3 –	Amended and Restated Bylaws (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10.1 –	Form of Notice of Award under the Performance Share Plan (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated January 25, 2006 and incorporated herein by reference).

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: May 10, 2006	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: May 10, 2006	/s/ William E. Matthews, V
William E. Matthews, V, its Executive Vice President and
Chief Financial Officer