Form 10-Q
period 2006-06-30
ALABAMA NATIONAL BANCORPORATION
filed 2006-08-08
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The registrant has 18,655,613 shares of common stock, par value $1.00 per share, outstanding at August 7, 2006.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$210,442	$189,256
Interest-bearing deposits in other banks	22,616	19,428
Federal funds sold and securities purchased under resell agreements	90,430	70,472
Trading securities, at fair value	987	402
Investment securities (fair values of $624,923 and $576,424)	651,789	591,153
Securities available for sale, at fair value	520,797	545,334
Loans held for sale	17,517	14,940
Loans and leases	4,817,025	4,147,739
Unearned income	(4,638)	(3,644)

Loans and leases, net of unearned income	4,812,387	4,144,095
Allowance for loan and lease losses	(60,739)	(52,815)

Net loans and leases	4,751,648	4,091,280
Property, equipment and leasehold improvements, net	134,498	114,159
Goodwill	214,151	148,071
Other intangible assets, net	16,524	9,358
Cash surrender value of life insurance	80,162	74,593
Receivable from investment division customers	14,751	7,166
Other assets	68,144	56,061

Totals	$6,794,456	$5,931,673

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$795,701	$729,045
Interest bearing	4,060,269	3,614,219

Total deposits	4,855,970	4,343,264
Federal funds purchased and securities sold under repurchase agreements	651,519	545,337
Accrued expenses and other liabilities	51,749	61,361
Payable for securities purchased for investment division customers	14,751	5,886
Short-term borrowings	87,800	34,700
Long-term debt	445,576	369,246

Total liabilities	$6,107,365	$5,359,794
Commitments and contingencies (Note B)

Common stock, $1 par; 50,000,000 shares authorized; 18,640,742 and 17,124,316 shares issued at June 30, 2006 and December 31, 2005, respectively	18,641	17,124
Additional paid-in capital	442,046	347,434
Retained earnings	239,655	216,144
Accumulated other comprehensive loss, net of tax	(13,251)	(8,823)

Total stockholders’ equity	687,091	571,879

Total liabilities and stockholders’ equity	$6,794,456	$5,931,673

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2006	2005
Interest income:
Interest and fees on loans and leases	$91,857	$61,054
Interest on securities	12,924	12,224
Interest on deposits in other banks	146	77
Interest on trading securities	8	5
Interest on federal funds sold and securities purchased under resell agreements	993	713

Total interest income	105,928	74,073

Interest expense:
Interest on deposits	$33,943	$17,537
Interest on federal funds purchased and securities sold under repurchase agreements	7,255	3,261
Interest on short-term borrowings	724	870
Interest on long-term debt	5,063	3,318

Total interest expense	46,985	24,986

Net interest income	58,943	49,087
Provision for loan and lease losses	1,920	1,991

Net interest income after provision for loan and lease losses	57,023	47,096

Noninterest income:
Service charges on deposit accounts	$4,011	$4,154
Investment services income	966	858
Wealth management income	5,364	4,920
Gain on sale of mortgages	2,661	3,417
Commercial mortgage banking income	284	—
Insurance commissions	928	833
Bank owned life insurance	798	745
Securities (losses) gains	(516)	—
Gain on disposition of assets	32	283
Other	4,282	3,019

Total noninterest income	18,810	18,229

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2006	2005
Noninterest expense:
Salaries and employee benefits	$23,478	$20,953
Commission based compensation	4,423	4,011
Occupancy and equipment expenses	5,133	4,342
Amortization of intangibles	1,320	769
Other	11,921	10,640

Total noninterest expense	46,275	40,715

Income before provision for income taxes	29,558	24,610
Provision for income taxes	10,241	8,415

Net income	$19,317	$16,195

Weighted average common shares outstanding:
Basic	18,806	17,184

Diluted	18,984	17,394

Earnings per common share:
Basic	$1.03	$0.94

Diluted	$1.02	$0.93

Cash dividends per common share	$0.3750	$0.3375

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2006	2005
Interest income:
Interest and fees on loans and leases	$169,095	$116,220
Interest on securities	25,054	24,326
Interest on deposits in other banks	225	125
Interest on trading securities	19	9
Interest on federal funds sold and securities purchased under resell agreements	1,725	1,237

Total interest income	196,118	141,917

Interest expense:
Interest on deposits	$61,040	$32,395
Interest on federal funds purchased and securities sold under repurchase agreements	13,065	5,629
Interest on short-term borrowings	1,121	1,276
Interest on long-term debt	9,374	6,625

Total interest expense	84,600	45,925

Net interest income	111,518	95,992
Provision for loan and lease losses	3,163	3,535

Net interest income after provision for loan and lease losses	108,355	92,457

Noninterest income:
Service charges on deposit accounts	$7,711	$8,084
Investment services income	1,830	2,003
Wealth management income	10,731	9,441
Gain on sale of mortgages	5,272	6,087
Commercial mortgage banking income	1,016	—
Insurance commissions	1,910	1,628
Bank owned life insurance	1,540	1,399
Securities (losses) gains	(1,250)	72
Gain on disposition of assets	539	711
Other	8,440	5,587

Total noninterest income	37,739	35,012

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2006	2005
Noninterest expense:

Salaries and employee benefits	$46,776	$41,406
Commission based compensation	8,557	7,505
Occupancy and equipment expenses	9,890	8,481
Amortization of intangibles	2,116	1,594
Other	21,909	20,390

Total noninterest expense	89,248	79,376

Income before provision for income taxes and cumulative effect of accounting change	56,846	48,093
Provision for income taxes	19,704	16,418

Net income before cumulative effect of accounting change	37,142	31,675
Cumulative effect of accounting change (net of tax)	48	—

Net income	$37,190	$31,675

Weighted average common shares outstanding:
Basic	18,074	17,178

Diluted	18,252	17,391

Earnings per common share before cumulative effect of accounting change:
Basic	$2.05	$1.84

Diluted	$2.03	$1.82

Earnings per common share:
Basic	$2.06	$1.84

Diluted	$2.04	$1.82

Cash dividends per common share	$0.75	$0.6750

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2006	2005
Net income	$19,317	$16,195
Other comprehensive income:
Unrealized (losses) gains on securities available for sale arising during the period	(5,317)	8,398
Reclassification adjustment for net (losses) gains included in net income	(516)	—

Other comprehensive (loss) income, before tax	(4,801)	8,398
(Benefit of) provision for income taxes related to items of other comprehensive loss	(1,700)	3,013

Other comprehensive (loss) income	(3,101)	5,385

Comprehensive income	$16,216	$21,580

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
Net income	$37,190	$31,675
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(8,098)	(2,620)
Reclassification adjustment for net (losses) gains included in net income	(1,250)	72

Other comprehensive loss, before tax	(6,848)	(2,692)
Benefit of income taxes related to items of other comprehensive loss	(2,420)	(954)

Other comprehensive loss	(4,428)	(1,738)

Comprehensive income	$32,762	$29,937

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months ended June 30,
	2006	2005
Net cash flows provided by operating activities	$24,206	$20,103

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	44,030	45,911
Purchases of investment securities	(104,572)	(41,577)
Purchases of securities available for sale	(27,246)	(106,536)
Proceeds from sale of securities available for sale	41,261	11,306
Proceeds from calls and maturities of securities available for sale	29,612	117,139
Net (increase) decrease in interest bearing deposits in other banks	(3,188)	2,238
Net increase in federal funds sold and securities purchased under resell agreements	(13,840)	(617)
Net increase in loans and leases	(285,130)	(354,403)
Purchase acquisitions, net of cash acquired	(1,289)	(325)
Purchases of property, equipment and leasehold improvements	(14,456)	(8,994)
Cash paid for bank owned life insurance	—	(27)
Proceeds from sale of other real estate owned and fixed assets	1,182	2,796

Net cash used in investing activities	(333,636)	(333,089)

Cash flows from financing activities:
Net increase in deposits	131,947	249,444
Net increase in federal funds purchased and securities sold under agreements to repurchase	93,347	122,620
Net increase (decrease) in short-term borrowings	47,100	31,508
Repayments of long-term debt	(55,000)	(63,000)
Proceeds from long-term debt	126,000	—
Dividends on common stock	(13,421)	(11,487)
Excess tax benefits from share-based compensation	577	—
Other	66	229

Net cash provided by financing activities	330,616	329,314

Increase in cash and cash equivalents	21,186	16,328
Cash and cash equivalents, beginning of period	189,256	155,027

Cash and cash equivalents, end of period	$210,442	$171,355

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$294	$935

Adjustment to market value of securities available for sale, net of deferred income taxes	$(4,428)	$(1,738)

Assets acquired in business combinations	$524,094	$—

Liabilities assumed in business combinations	$411,127	$—

Common stock issued in connection with business combinations	1,480,394	$—

See accompanying notes to unaudited consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2005.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of financial condition. As of June 30, 2006, the total unfunded commitments which are not reflected in the consolidated statements of financial condition totaled $1.5 billion. A majority of these commitments will expire in less than one year.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Alabama National will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Alabama National has commenced the process of evaluating the expected effect of FIN 48 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In March 2006, the FASB issued FASB Statement No.156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For Alabama National this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management is currently evaluating the effect of the statement on Alabama National’s results of operations and financial condition.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. SFAS 123(R) was originally effective for interim or annual periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission (SEC) amended this requirement allowing companies to adopt the standard at the beginning of their next fiscal year that begins after June 15, 2005. Alabama National previously used a fair value-based method of accounting for compensation costs and had fully adopted and implemented the expense recognition provisions of SFAS 123. Accordingly, the changes required by SFAS 123(R) did not have a material impact on Alabama National’s financial condition or results of operations. See Note J for more information regarding Alabama National’s adoption of SFAS 123(R) and the required disclosures.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), replacing APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle and corrections of errors. APB Opinion 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. Management has adopted the provisions of SFAS 154 effective January 1, 2006. There has been no material effect on Alabama National’s results of operations and financial condition.

In August 2005, the FASB issued a revised Exposure Draft, Accounting for Transfers of Financial Assets. The proposed statement seeks to clarify the derecognition requirements for financial assets that were developed initially in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and revised in Statement 140, and to change and simplify the initial measurement of interest related to transferred financial assets held by a transferor. The proposed changes principally apply to securitizations and loan participations.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and six months ended June 30, 2006 and 2005 (in thousands except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Net income available to common shareholders	$19,317	$16,195	$37,190	$31,675
Weighted average basic common shares outstanding	18,806	17,184	18,074	17,178

Basic Earnings Per Share	$1.03	$0.94	$2.06	$1.84

Diluted Earnings Per Share:
Net income available to common shareholders	$19,317	$16,195	$37,190	$31,675
Weighted average common shares outstanding	18,806	17,184	18,074	17,178
Effect of dilutive securities	178	210	178	213

Weighted average diluted common shares outstanding	18,984	17,394	18,252	17,391

Diluted Earnings Per Share	$1.02	$0.93	$2.04	$1.82

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. During the 2006 first quarter, the segment formerly known as Securities Brokerage and Trust has been renamed and is called the Wealth Management Division. The components of revenue and expense related to this segment have not changed. In addition, with the acquisition of Byars and Company during 2005, Alabama National has created a new segment called Commercial Mortgage Banking Division. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Wealth Management Division	Mortgage Lending Division	Commercial Mortgage Banking Division	Insurance Services Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three Months Ended June 30, 2006:
Interest income	$—	$457	$330	$—	$1	$105,253	$(28)	$(85)	$105,928
Interest expense		86	211			45,384	1,389	(85)	46,985

Net interest income		371	119		1	59,869	(1,417)		58,943
Provision for loan and lease losses						1,920			1,920
Noninterest income	966	5,277	2,984	284	936	8,326	37		18,810
Noninterest expense	1,171	5,526	2,556	277	889	34,838	1,018		46,275

Net income (loss) before tax	$(205)	$122	$547	$7	$48	$31,437	$(2,398)	$—	$29,558

Total assets as of June 30, 2006	$15,874	$45,692	$18,084	$124	$4,402	$6,699,092	$11,188	$—	$6,794,456

Three Months Ended June 30, 2005:
Interest income	$—	$372	$379	$—	$—	$73,406	$(29)	$(55)	$74,073
Interest expense		55	168			23,928	890	(55)	24,986

Net interest income		317	211			49,478	(919)		49,087
Provision for loan and lease losses						1,991			1,991
Noninterest income	858	4,920	3,691		846	7,886	28		18,229
Noninterest expense	1,167	4,637	2,584		868	29,263	2,196		40,715

Net income (loss) before tax	$(309)	$600	$1,318	$—	$(22)	$26,110	$(3,087)	$—	$24,610

Total assets as of June 30, 2005	$7,791	$33,151	$33,107	$—	$3,705	$5,596,711	$11,662	$—	$5,686,127

Six Months Ended June 30, 2006:
Interest income	$—	$875	$577	$—	$2	$194,882	$(57)	$(161)	$196,118
Interest expense		162	347			81,785	2,467	(161)	84,600

Net interest income		713	230		2	113,097	(2,524)		111,518
Provision for loan and lease losses						3,163			3,163
Noninterest income	1,830	10,731	5,780	1,016	1,927	16,374	81		37,739
Noninterest expense	2,233	10,699	4,855	864	1,759	65,439	3,399		89,248

Net income before tax and cumulative effect	$(403)	$745	$1,155	$152	$170	$60,869	$(5,842)	$—	$56,846

Six Months Ended June 30, 2005:
Interest income	$—	$716	$654		$—	$140,698	$(58)	$(93)	$141,917
Interest expense		93	245			43,984	1,696	(93)	45,925

Net interest income		623	409			96,714	(1,754)		95,992
Provision for loan and lease losses						3,535			3,535
Noninterest income	2,003	9,441	6,501		1,645	15,362	60		35,012
Noninterest expense	2,305	8,914	4,773		1,697	57,144	4,543		79,376

Net income (loss) before tax	$(302)	$1,150	$2,137		$(52)	$51,397	$(6,237)	$—	$48,093

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

NOTE F – MERGERS AND ACQUISITIONS

On April 3, 2006, Alabama National completed the acquisition of Florida Choice Bankshares, Inc. of Mt. Dora, Florida (“Florida Choice”). Alabama National issued 1,480,394 shares of common stock and $5.2 million in cash in exchange for all of the outstanding shares of Florida Choice common stock. Each share of Florida Choice stock that was not converted to cash consideration was converted into 0.6079 shares of Alabama National common stock. In addition to the common stock and cash paid to Florida Choice shareholders, Alabama National paid approximately $11.0 million in cash consideration to Florida Choice option holders who elected to be paid cash for their outstanding options rather than converting into options to purchase Alabama National common stock. Florida Choice Bank became a wholly owned subsidiary bank of Alabama National as a result of the acquisition.

Alabama National’s results of operations includes the operations of Florida Choice since the acquisition date. The following table summarizes some details of the acquisition.

Florida Choice Bankshares, Inc.
Location	Mt. Dora, FL
Merger closing date	4/3/2006
Shares of Alabama National common stock issued	1,480,394
Stock options assumed (as converted)	2,356
Additional cash consideration	$16.1 million
Total purchase price	$113.0 million

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Florida Choice. Management continues to finalize the fair value of assets acquired and liabilities assumed in connection with this acquisition.

Florida Choice
(in thousands)
Cash	$16,989
Securities	27,344
Federal funds sold and securities purchased under agreements to resell	6,118
Net loans	378,696
Other assets	19,583
Goodwill	66,080
Core deposit intangible	9,284

Total assets acquired	524,094

Deposits	380,759
Federal funds purchased	12,835
Long-term debt	12,760
Other liabilities	4,773

Total liabilities assumed	411,127

Net assets acquired	$112,967

The acquisition of Florida Choice resulted in the recognition of $75.7 million of intangible assets. Alabama National allocated $9.3 million of the total intangible created to core deposits. This allocation was based upon Alabama National’s valuation of the core deposits of Florida Choice. The principal factors considered in the valuation included: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of acquired relationships. The core deposit intangible created is being amortized on an accelerated basis not to exceed seven years. The remaining intangible created was allocated to goodwill.

The following table presents the unaudited pro forma results of operations for Alabama National, as if the Florida Choice acquisition had occurred at January 1, 2005 and 2006. Since Florida Choice was included in the results of Alabama National for the three month period ended June 30, 2006, pro forma results for this period are not necessary. Since no consideration is given to the operational efficiencies and expanded products and services typically offered by the newly acquired banks subsequent to acquisition, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the respective acquisitions had occurred at the indicated dates (amounts in thousands, except per share data):

	Three Months ended June 30, 2005	Six months ended June 30,
		2006	2005
Total revenue (1)	$70,382	$153,942	$136,421
Net income	$16,612	$38,070	$32,185
Basic EPS	$0.89	$2.02	$1.73
Diluted EPS	$0.88	$2.00	$1.71

(1)	Total revenue consists of net interest income plus noninterest income

On May 24, 2006, Alabama National announced the signing of a definitive agreement providing for the acquisition of The PB Financial Services Corporation (“Peachtree”), headquartered in Duluth, Georgia. Under the agreement, Peachtree will be merged with and into Alabama National, and Peachtree’s bank subsidiary, The Peachtree Bank, will become a wholly owned subsidiary of ANB. Under the terms of the agreement, Alabama National will issue approximately 1.9 million total Alabama National common shares and share equivalents to Peachtree shareholders. Peachtree shareholders will receive approximately 1.054 Alabama National common shares in exchange for each Peachtree share of common stock. Following the acquisition, The Peachtree Bank will continue to operate under its existing name, management, and board of directors. The acquisition is subject to Peachtree shareholder approval and certain other conditions. Alabama National expects the transaction to close sometime in the fourth quarter of 2006.

NOTE G – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Insurance Services Division for the six months ended June 30, 2006 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Services Division
Balance, December 31, 2005	$145,378	$2,693
Acquired goodwill	66,080	—
Other goodwill adjustments	—	—

Balance, June 30, 2006	$211,458	$2,693

Intangible assets as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$27,414	$(12,042)	$15,372
Other customer intangibles	2,064	(912)	1,152

Total amortizing intangible assets	$29,478	$(12,954)	$16,524

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$18,130	$(10,140)	$7,990
Other customer intangibles	2,064	(696)	1,368

Total amortizing intangible assets	$20,194	$(10,836)	$9,358

During the six months ended June 30, 2006 and 2005, Alabama National recognized $2.1 million and $1.6 million of other intangible amortization expense, respectively, and during the three months ended June 30, 2006 and 2005, Alabama National recognized $1.3 million and $769,000 of other intangible expense, respectively. Based upon recorded intangible assets as of June 30, 2006, aggregate amortization expense for each of the next five years is estimated to be $5.0 million, $4.0 million, $3.0 million, $2.3 million and $1.3 million, respectively.

NOTE H – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	93	91	185	182
Expected return on plan assets	(120)	(122)	(239)	(243)
Amortization of net loss	20	8	40	16

Net periodic pension income	$(7)	$(23)	$(14)	$(45)

As of June 30, 2006, Alabama National has not made any 2006 contributions to the defined benefit pension plan because the plan is fully funded and Alabama National does not anticipate making any contributions in the year ended December 31, 2006. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE I – SECURITIES

Information pertaining to securities with gross unrealized losses at June 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$4,855	$141	$18,334	$892	$23,189	$1,033
Obligations of states and political subdivisions	32,377	890	1,317	45	33,694	935
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	237,732	6,427	311,668	18,562	549,400	24,989

Total investment securities	$274,964	$7,458	$331,319	$19,499	$606,283	$26,957

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$26,779	$743	$142,936	$6,433	$169,715	$7,176
Obligations of states and political subdivisions	20,877	503	5,856	274	26,733	777
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	64,425	1,839	194,122	11,201	258,547	13,040

Total debt securities	112,081	3,085	342,914	17,908	454,995	20,993
Equity securities	—	—	—	—	—	—

Total securities available for sale	$112,081	$3,085	$342,914	$17,908	$454,995	$20,993

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

As of June 30, 2006, 379 debt securities have been in a loss position for more than twelve months and 375 debt securities have been in a loss position for less than twelve months. The losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities, and not the credit worthiness of the issuers. Further, Alabama National has the current intent and ability to hold the securities to an expected recovery in market value. Therefore Alabama National has not recognized any other-than-temporary impairments.

NOTE J – SHARE BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share Based Payment. Alabama National has used a fair value-based method of accounting for share based compensation costs under SFAS No. 123. Accordingly, the adoption of SFAS No.123R on January 1, 2006, did not have a significant impact to Alabama National’s financial condition or results of operations. The primary changes are related to disclosures and the treatment of estimated forfeitures of share based payments.

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

Stock Options

During 1999, Alabama National adopted the LTI Plan which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards eligible to employees of the Company. The total number of shares reserved for distribution under the plan is 300,000 shares. During 2000, Alabama National granted 160,500 non-qualified stock options, which vested over a sixty month period. At June 30, 2006, 173,000 shares remain available for distribution under the LTI Plan. As of December 31, 2004, these options were fully vested and accordingly there has been no additional expense since December 31, 2004 associated with these or any other stock options. Alabama National has not issued any additional share based compensation under the LTI Plan.

In addition to the stock options Alabama National issued in 2000, the Company has assumed various stock option plans of acquired companies. No additional stock options may be awarded under any of the assumed plans.

A summary of Alabama National’s stock options for the 2006 six months is presented below:

	June 30, 2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1	200,182	$21.39
Assumed in business combination	2,356	24.38
Exercised	(7,060)	19.15

Outstanding, June 30	195,478	$21.51

Options exercisable, June 30	195,478	$21.51	$9,116,415

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding
Exercise Price	Number Outstanding	Remaining Contract Life	Options Exercisable
$14.92	1,408	September 2006	1,408
$15.10	11,895	November 2009	11,895
$15.60	2,184	September 2009	2,184
$16.61	132	March 2012	132
$17.42	1,408	September 2006	1,408
$17.78	2,752	December 2009	2,752
$18.12	10,597	September 2012	10,597
$18.88	106,700	December 2010	106,700
$18.95	1,408	September 2006	1,408
$20.76	8,013	December 2010	8,013
$24.60	9,767	February 2012	9,767
$26.32	1,368	January 2015	1,368
$26.78	1,408	September 2006	1,408
$27.05	10,349	April 2012	10,349
$30.02	1,408	September 2006	1,408
$34.79	22,329	January 2013	22,329
$35.08	2,352	August 2013	2,352

	195,478		195,478

Performance Shares

Alabama National sponsors the PSP to offer long-term incentives in addition to current compensation to certain employees of the Company. The PSP is governed by Alabama National’s Compensation Committee, which may prescribe different criteria for different participants in the PSP. Such criteria may be expressed in terms of (i) the growth in net income per share during the award period, (ii) return on average equity in comparison with other banks and bank holding companies, or (iii) other reasonable bases. The vesting period is generally four years. Under the plan 800,000 shares have been reserved for issuance and at June 30, 2006, approximately 635,000 are available to be issued.

The fair value of grants under the PSP is based on the market price of the Company’s stock on the grant-date based on the expected share payout. The following table presents a summary of the status of nonvested performance share grants and changes during the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2005	144,836	$50.86
Granted	37,470	64.76
Awarded	(23,855)	33.33

Nonvested shares at June 30, 2006	158,451	$56.79

The number of shares presented in the table above is based on the expected share payout using current performance measurements. The actual share payout may differ from the amount presented above. As of June 30, 2006, there was approximately $5.0 million of unrecognized compensation cost related to nonvested PSP awards. That cost is expected to be recognized over a weighted average period of 2.4 years. Compensation expense related to the PSP for three months ended June 30, 2006 and 2005 was $414,000 and $351,000, respectively. Compensation expense related to the PSP for the six months ended June 30, 2006 and 2005 was $872,000 and $807,000, respectively. Tax benefits related to PSP compensation totaled $143,000 and $120,000 for the three months ended June 30, 2006 and 2005, respectively. Tax benefits related to PSP compensation totaled $302,000 and $275,000 for the six months ended June 30, 2006 and 2005, respectively.

Alabama National recognized an excess windfall tax benefit of $577,000 and $263,000 related to the payment of stock-based compensation during the 2006 and 2005 six months, respectively. Alabama National received $88,000 and $416,000 in the 2006 and 2005 six months, respectively, for the exercise of stock options.

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

Alabama National acquired Florida Choice Bankshares, Inc. (“Florida Choice”) on April 3, 2006, using the purchase method of accounting. Accordingly, the results of operations of Alabama National for the three and six months ended June 30, 2005 do not include the results of Florida Choice. The six months ended June 30, 2006 only include Florida Choice since the date of acquisition.

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

Performance Overview

Alabama National’s net income was $19.3 million for the second quarter of 2006 (the “2006 second quarter”), compared to $16.2 million for the second quarter of 2005 (the “2005 second quarter”). Net income for the six months ended June 30, 2006 (the “2006 six months”) was $37.2 million, compared to $31.7 million for the six months ended June 30, 2005 (the “2005 six months”). Net income per diluted common share for the 2006 and 2005 second quarters was $1.02 and $0.93, respectively. For the 2006 six months, net income per diluted common share was $2.04, compared to $1.82 for the 2005 six months.

The annualized return on average assets for Alabama National was 1.16% for the 2006 second quarter, compared to 1.17% for the 2005 second quarter. For the 2006 six months, the annualized return on average assets for Alabama National was 1.19%, compared to 1.17% for the 2005 six months. The annualized return on average stockholders’ equity decreased for the 2006 second quarter to 11.33%, as compared to 11.93% for the 2005 second quarter. The annualized return on average stockholders’ equity increased for the 2006 six months to 11.88%, as compared to 11.83% for the 2005 six months. Book value per share at June 30, 2006 was $36.86, an increase of $3.46 from year-end 2005. Alabama National declared cash dividends totaling $0.75 per share on common stock during the 2006 six months, compared to $0.675 per share declared on common stock during the 2005 six months.

Net Income

The primary reason for the increased net income during the 2006 second quarter and 2006 six months, compared to the same periods in 2005, is an increase in net interest income. Net interest income for the 2006 second quarter totaled $58.9 million, a 20.1% increase over the $49.1 million recorded in the 2005 second quarter. During the 2006 six months, net interest income totaled $111.5 million, a 16.2% increase compared to $96.0 million recorded in the 2005 six months. Noninterest income increased slightly during the 2006 second quarter and six months. During the 2006 second quarter, total noninterest income was $18.8 million, an increase of $0.6 million as compared to the 2005 second quarter. For the 2006 six months, noninterest income was $37.7 million, an increase of 7.8% from $35.0 million recorded in the 2005 six months. Contributing to the increased net income, net interest income and increased noninterest income for the 2006 second quarter and 2006 six months is the effect of the Florida Choice acquisition. Florida Choice contributed net income, net interest income and noninterest income of $1.3 million, $4.9 million and $0.3 million, respectively, during the 2006 second quarter and six months.

Average earning assets for the 2006 second quarter and six months increased by $960.7 million and $757.1 million, respectively, as compared to the same periods in 2005. Average interest-bearing liabilities increased by $890.5 million and $708.0 million during the 2006 second quarter and six months, respectively, as compared to the same periods in 2005. The average taxable equivalent rate earned on assets was 7.10% and 6.95% for the 2006 second quarter and 2006 six months, respectively, compared to 5.91% and 5.80% for the 2005 second quarter and 2005 six months, respectively. The average rate paid on interest-bearing liabilities was 3.67% and 3.49% for the 2006 second quarter and 2006 six months, respectively, compared to 2.36% and 2.22% for the 2005 second quarter and 2005 six months. The net interest margin was 3.93% for each of the 2006 second quarter and 2006 six months, compared to 3.90% for each of the 2005 second quarter and 2005 six months, respectively. The net interest margin of 3.93% for the 2006 second quarter was identical to the net interest margin recorded in the first quarter of 2006. The 2006 first quarter net interest margin benefited from a loan payoff that resulted in the recognition of a significant amount of interest income that had not been accrued in prior quarters because the loan was on non-accrual status. Absent this recovery, the net interest margin for the 2006 second quarter increased by approximately three basis points over the 2006 first quarter. The yield earned on earning assets, specifically loans, has increased during the last five quarters due to the interest rate increases by the Federal Reserve, but the latest rate increases have also increased deposit costs considerably. Time deposits originated in a lower interest rate environment are repricing at higher current rates. Also, to remain competitive, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits due to continued rate increases by the Federal Reserve.

Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. The following tables depict, on a taxable equivalent basis for the 2006 and 2005 second quarter and six months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$4,758,596	$91,978	7.75%	$3,787,893	$61,184	6.48%
Securities:
Taxable	1,089,534	12,087	4.45	1,119,105	11,639	4.17
Tax exempt (2)	79,355	1,268	6.41	54,335	886	6.54
Cash balances in other banks	12,555	146	4.66	9,836	77	3.14
Funds sold	73,930	993	5.39	82,579	713	3.46
Trading account securities	814	8	3.94	379	5	5.29

Total earning assets (2)	6,014,784	106,480	7.10	5,054,127	74,504	5.91

Cash and due from banks	189,785			169,650
Premises and equipment	131,942			108,542
Other assets	402,259			285,830
Allowance for loan and lease losses	(60,111)			(48,371)

Total assets	$6,678,659			$5,569,778

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,145,632	$7,651	2.68%	$915,333	$3,247	1.42%
Savings deposits	936,041	6,061	2.60	896,612	3,167	1.42
Time deposits	1,950,926	20,231	4.16	1,527,293	11,123	2.92
Funds purchased	634,029	7,255	4.59	483,536	3,261	2.71
Other short-term borrowings	62,783	724	4.63	98,924	870	3.53
Long-term debt	406,217	5,063	5.00	323,410	3,318	4.12

Total interest-bearing liabilities	5,135,628	46,985	3.67	4,245,108	24,986	2.36

Demand deposits	773,744			720,769
Accrued interest and other liabilities	85,638			59,236
Stockholders’ equity	683,649			544,665

Total liabilities and stockholders’ equity	$6,678,659			$5,569,778

Net interest spread			3.43%			3.55%

Net interest income/margin on a taxable equivalent basis		59,495	3.97%		49,518	3.93%

Tax equivalent adjustment (2)		552			431

Net interest income/margin		$58,943	3.93%		$49,087	3.90%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for
Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2.9 million and $2.3 million are included in interest and fees on loans for the three months ended June 30, 2006 and 2005, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Six Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$4,493,694	$169,344	7.60%	$3,690,992	$116,481	6.36%
Securities:
Taxable	1,079,285	23,627	4.41	1,120,771	23,180	4.17
Tax exempt (2)	67,408	2,162	6.47	54,782	1,736	6.39
Cash balances in other banks	10,137	225	4.48	9,629	125	2.62
Funds sold	69,894	1,725	4.98	87,703	1,237	2.84
Trading account securities	904	19	4.24	345	9	5.26

Total earning assets (2)	5,721,322	197,102	6.95	4,964,222	142,768	5.80

Cash and due from banks	185,844			166,102
Premises and equipment	123,415			104,582
Other assets	353,164			281,246
Allowance for loan and lease losses	(56,883)			(47,847)

Total assets	$6,326,862			$5,468,305

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,087,705	$13,445	2.49%	$895,591	$5,791	1.30%
Savings deposits	917,604	11,174	2.46	893,916	5,805	1.31
Time deposits	1,833,611	36,421	4.01	1,512,993	20,799	2.77
Funds purchased	608,120	13,065	4.33	454,708	5,629	2.50
Other short-term borrowings	48,349	1,121	4.68	72,671	1,276	3.54
Long-term debt	388,676	9,374	4.86	346,208	6,625	3.86

Total interest-bearing liabilities	4,884,065	84,600	3.49	4,176,087	45,925	2.22

Demand deposits	730,340			697,697
Accrued interest and other liabilities	81,077			54,495
Stockholders’ equity	631,380			540,026

Total liabilities and stockholders’ equity	$6,326,862			$5,468,305

Net interest spread			3.46%			3.58%

Net interest income/margin on a taxable equivalent basis		112,502	3.97%		96,843	3.93%

Tax equivalent adjustment (2)		984			851

Net interest income/margin		$111,518	3.93%		$95,992	3.90%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for
Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $5.4 million and $4.5 million are included in interest and fees on loans for the six months ended June 30, 2006 and 2005, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for each of the 2006 second quarter and six months compared to the 2005 second quarter and six months, respectively. For the purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended June 30,
	2006 Compared to 2005 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$17,449	$13,345	$30,794
Securities:
Taxable	(1,643)	2,091	448
Tax exempt	502	(120)	382
Cash balances in other banks	25	44	69
Funds sold	(460)	740	280
Trading account securities	11	(8)	3

Total interest income	15,884	16,092	31,976

Interest-bearing liabilities:
Interest-bearing transaction accounts	973	3,431	4,404
Savings and money market deposits	145	2,749	2,894
Time deposits	3,599	5,509	9,108
Funds purchased	1,237	2,757	3,994
Other short-term borrowings	(1,253)	1,107	(146)
Long-term debt	951	794	1,745

Total interest expense	5,652	16,347	21,999

Net interest income on a taxable equivalent basis	$10,232	$(255)	9,977

Taxable equivalent adjustment			(121)

Net interest income			$9,856

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Six Months Ended June 30,
	2006 Compared to 2005 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$27,874	$24,989	$52,863
Securities:
Taxable	(1,931)	2,378	447
Tax exempt	404	22	426
Cash balances in other banks	7	93	100
Funds sold	(693)	1,181	488
Trading account securities	15	(5)	10

Total interest income	25,676	28,658	54,334

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,453	6,201	7,654
Savings and money market deposits	157	5,212	5,369
Time deposits	5,019	10,603	15,622
Funds purchased	2,346	5,090	7,436
Other short-term borrowings	(923)	768	(155)
Long-term debt	883	1,866	2,749

Total interest expense	8,935	29,740	38,675

Net interest income on a taxable equivalent basis	$16,741	$(1,082)	15,659

Taxable equivalent adjustment			(133)

Net interest income			$15,526

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the growth rate in loans, loan type concentration, the level of non-performing loans and adversely rated loans, credit and collateral administration trends, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $1.9 million and $3.2 million for the 2006 second quarter and six months, respectively, compared to $2.0 million and $3.5 million recorded during the 2005 second quarter and six months, respectively. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income (excluding loans held for sale), was 1.26% at June 30, 2006, compared to 1.27% at December 31, 2005.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2006 second quarter was $18.8 million, compared to $18.2 million for the 2005 second quarter, an increase of 3.2%. For the 2006 six months, total noninterest income increased to $37.7 million, compared to $35.0 million for the 2005 six months, an increase of 7.8%. The major components of noninterest income include service charges on deposits, investment services revenue, wealth management income, insurance commissions, gains from sale of residential mortgage loans, commercial mortgage banking income and income earned on bank owned life insurance.

During the 2006 second quarter, noninterest income was almost equal to the amount recorded in the 2005 second quarter, and the 2006 six months showed a modest increase over 2005 six month levels if the impact of Florida Choice is excluded. The gain recorded from the sale of mortgages had the most significant decrease of any of the major components. During the 2006 six months, the gain from the sale of mortgages totaled $5.3 million, a decrease of $0.8 million, or 13.4%, as compared to $6.1 million in the 2005 six months. During the 2006 second quarter, the gain from the sale of mortgages totaled $2.7 million, a decrease of $0.8 million, or 22.1%, as compared to $3.4 million in the 2005 second quarter. The decrease during the 2006 second quarter and six months is primarily due to rising interest rates and the impact rising rates have on refinance activity and new construction. Service charges on deposits for the 2006 second quarter and 2005 second quarter were $4.0 million and $4.2 million, respectively. For the 2006 six months, service charge income decreased to $7.7 million, from $8.1 million for the 2005 six months. The decrease in service charges in the 2006 periods versus the 2005 periods is primarily related to increases in the earnings credit rate (“ECR”) attributed to commercial deposit accounts. The ECR, which generally varies with short term interest rates, is used by commercial customers to offset service charges on deposit accounts. As interest rates have risen in 2005 and 2006, the higher ECR has resulted in lower service charges. During the 2006 first quarter and second quarter, Alabama National repaid FHLB advances where the FHLB had exercised its right to convert to a variable rate. The repayment resulted in a gain of $0.7 million and $0.6 million in the 2006 first and second quarters, respectively. Alabama National restructured a portion of its securities portfolio by selling some lower yielding available for sale securities during the 2006 first and second quarters and recognized losses of $0.7 million and $0.5 million, respectively, during these quarters.

Areas experiencing increases in revenue included the wealth management division. Income for this division totaled $5.4 million during the 2006 second quarter, compared to $4.9 million for the 2005 second quarter, an increase of 9.0%. During the 2006 six months the wealth management division recorded income of $10.7 million, an increase of $1.3 million, or 13.7%, as compared to $9.4 million during the 2005 six months. This division is benefiting from growth in invested client assets and increased activity in the equity markets. Another contributor to the increase in noninterest income is the commercial mortgage banking division that was purchased in August 2005. This division recorded revenue of $284 thousand during the 2006 second quarter and $1.0 million for the 2006 six months. The 2005 second quarter and six months did not have any revenue since Alabama National did not enter into this line of business until the acquisition of Byars and Company in August 2005. Insurance commissions in the 2006 second quarter and six months totaled $0.9 million and $1.9 million, respectively, both increases over the same periods of 2005. Other noninterest income increased by $1.3 million to $4.3 million in the 2006 second quarter, compared to $3.0 million for the 2005 second quarter. During the 2006 six months other noninterest income increased by $2.9 million compared to $5.6 million for the 2005 six months. Contributing to the increase in each period of 2006 is increased income from debit cards and electronic banking income. Also during the first six months of 2006, Alabama National has recorded a gain from repaying called FHLB advances totaling $1.3 million, which is recorded in other noninterest income.

Noninterest expense was $46.3 million for the 2006 second quarter, compared to $40.7 million for the 2005 second quarter. For the 2006 six months, noninterest expense was $89.2 million, compared to $79.4 million for the 2005 six months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $23.5 million for the 2006 second quarter, compared to $21.0 million for the 2005 second quarter. For the 2005 six months, salaries and employee benefits were $46.8 million, compared to $41.4 million in the 2005 six months. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of branches and business lines, increases in health insurance costs, higher incentive compensation accruals, merit compensation increases and the addition of employees as a result of the Florida Choice acquisition. Commission based compensation was $4.4 million for the 2006 second quarter, compared to $4.0 million for the 2005 second quarter. For the 2006 six months, commission based compensation totaled $8.6 million, compared to $7.5 million in the 2005 six months. The increase in commission based compensation recorded for each period of 2006 is attributable to increased production in the wealth management division and the addition of the commercial banking division as a large portion of the compensation in this area is commission based. Occupancy and equipment expense totaled $5.1 million in the 2006 second quarter, compared to $4.3 million in the 2005 second quarter. Occupancy and equipment expense totaled $9.9 million in the 2006 six months, compared to $8.5 million in the 2005 six months. The primary reason for the increased occupancy and equipment expense for the 2006 second quarter and six months is due to branch expansion within the existing Alabama National banks plus the addition of Florida Choice. Other noninterest expense increased to $11.9 million in the 2006 second quarter, compared with $10.6 million in the 2005 second quarter. Other noninterest expense was $21.9 million in the 2006 six months, compared to $20.4 million in the 2005 six months. Other noninterest expenses that contributed significantly to this increase during the 2006 second quarter and six months included advertising costs and increased fees associated with electronic banking and debit cards.

Because of an increase in pre-tax income, income tax expense was $10.2 million for the 2006 second quarter, compared to $8.4 million for the 2005 second quarter. For the 2006 six months, income tax expense was $19.7 million, compared to $16.4 million for the 2006 six months. The effective tax rates for the 2006 second quarter and the 2006 six months were 34.6% and 34.7%, respectively, compared to 34.2% and 34.1% for the same periods of 2005. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation. The effective rate in the 2006 second quarter and six months is higher than the 2005 periods due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on June 30, 2006. Loans and leases, net of unearned income, were $4.81 billion, or 70.8% of total assets at June 30, 2006, compared to $4.14 billion, or 69.9%, at December 31, 2005. Loans and leases grew $668.3 million, or 16.1%, during the 2006 six months, compared to year-end 2005. Organic growth totaled $284.5 million and the remaining $383.8 million of loan and lease growth was a result of the Florida Choice acquisition. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	June 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$335,093	6.96%	$287,014	6.92%
Real estate:
Construction	1,564,887	32.49	1,225,451	29.55
Mortgage - residential	1,151,813	23.90	1,092,514	26.34
Mortgage - commercial	1,327,190	27.55	1,100,794	26.54
Mortgage - other	16,926.35		9,828.24
Consumer	83,695	1.74	82,908	2.00
Lease financing receivables	63,819	1.32	62,423	1.50
Securities brokerage margin loans	21,563.45		17,928.43
Other	252,039	5.24	268,879	6.48

Total gross loans and leases	4,817,025	100.00%	4,147,739	100.00%

Unearned income	(4,638)		(3,644)

Total loans and leases, net of unearned income	4,812,387		4,144,095
Allowance for loan and lease losses	(60,739)		(52,815)

Total net loans and leases	$4,751,648		$4,091,280

The carrying value of investment securities increased $60.6 million during the 2006 six months, as compared to the balance at December 31, 2005. During the 2006 six months, Alabama National purchased $104.6 million of investment securities and received $44.0 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $24.5 million in the 2006 six months compared to year-end 2005. During the 2006 six months, purchases of available for sale securities totaled $27.2 million, maturities, calls, and sales of available for sale securities totaled $70.9 million, of which $27.3 million was attributable to the Florida Choice acquisition. The change in the unrealized losses on available for sale securities increased $4.4 million, net of income taxes, during the 2006 six months.

Trading account securities, which had a balance of $1.0 million at June 30, 2006, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $90.4 million at June 30, 2006 and $70.5 million at December 31, 2005.

Deposits and Other Funding Sources

Deposits increased by $512.7 million from December 31, 2005, to $4.86 billion at June 30, 2006. Deposits continue to increase due to recent branch expansions, successful business development efforts by Alabama National and an overall growth in the economies in the markets served by Alabama National. Organic growth during the 2006 six months totaled $131.9 million, while the acquisition of Florida Choice contributed $380.8 million to deposit growth in the 2006 six months. At June 30, 2006, deposits included $117.8 million of brokered time deposits, compared to $126.6 million at December 31, 2005.

Federal funds purchased and securities sold under agreements to repurchase totaled $651.5 million at June 30, 2006, an increase of $106.2 million from December 31, 2005. Alabama National continues to focus on expanding its relationships with downstream correspondent banks. A portion of the increase in federal funds purchased is related to federal funds sold to Alabama National by downstream correspondents. These balances typically vary with liquidity, loan demand, and investment securities purchases at downstream correspondents. Short-term borrowings at June 30, 2006 totaled $87.8 million, including a note payable to a third party bank of $7.8 million and advances from the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) totaling $80.0 million.

Alabama National’s short-term borrowings at June 30, 2006 and December 31, 2005 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	June 30, 2006	December 31, 2005
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 5.92% at June 30, 2006; collateralized by the stock in a subsidiary bank of the Company.	$7,800	$—

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 5.57% and 4.44% at June 30, 2006 and December 31, 2005, respectively.	25,000	10,700

FHLB borrowings due at dates ranging from July 13, 2006 to March 23, 2007; bearing interest at fixed and variable rates ranging from 2.93% to 5.46%.	55,000	24,000

Total short-term borrowings	$87,800	$34,700

Alabama National’s long-term debt at June 30, 2006 and December 31, 2005 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	June 30, 2006	December 31, 2005
FHLB borrowings due at various maturities ranging from January 29, 2008 through May 23, 2016 at June 30, 2006; at December 31, 2005, maturities ranged from March 26, 2008 to November 23, 2015; bearing interest at fixed and variable rates ranging from 2.91% to 6.00% at June 30, 2006, and bearing interest at fixed and variable rates ranging from 2.05% to 6.00% at December 31, 2005; fixed rate advances are convertible to variable rate advances at the option of the FHLB at dates ranging from July 7, 2006 to March 19, 2009.	$375,966	$315,636

Note payable to third party bank under revolving note agreement; principal is due March 21, 2009; interest rate varies with LIBOR and was 6.07% at June 30, 2006; collateralized by the stock in a subsidiary bank of the Company.	16,000	—

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary quarterly with LIBOR and ranged from 8.20% to 9.00% at June 30, 2006; at December 31, 2005 rates ranged from 7.58% to 8.10%.	53,610	53,610

Total long-term debt	$445,576	$369,246

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At June 30, 2006, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At June 30, 2006, nonperforming assets totaled $6.0 million, compared to $7.1 million at year-end 2005. Nonperforming assets as a percentage of loans plus other real estate were 0.13% at June 30, 2006, compared to 0.17% at December 31, 2005. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	June 30, 2006	December 31, 2005
Nonaccrual loans	$5,625	$6,446
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	5,625	6,446
Other real estate owned	401	623

Total nonperforming assets	$6,026	$7,069

Allowance for loan and lease losses to period-end loans	1.26%	1.27%
Allowance for loan and lease losses to period-end nonperforming loans	1,079.80	819.35
Allowance for loan and lease losses to period-end nonperforming assets	1,007.95	747.14
Net charge-offs to average loans (1)	0.01	0.04
Nonperforming assets to period-end loans and other real estate owned	0.13	0.17
Nonperforming loans to period-end loans	0.12	0.16

(1)	Excludes average loans held for sale.

Net loan charge-offs for the 2006 six months totaled $318,000, or 0.01% (annualized) of average loans and leases for the period (excluding loans held for sale). The allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.26% at June 30, 2006, compared to 1.27% at December 31, 2005. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Allowance for loan and lease losses at beginning of period	$53,848	$47,826	$52,815	$46,584

Charge-offs:
Commercial, financial and agricultural	219	102	452	269
Real estate - mortgage	66	96	151	259
Consumer	228	331	415	490

Total charge-offs	513	529	1,018	1,018

Recoveries:
Commercial, financial and agricultural	188	184	259	267
Real estate - mortgage	11	31	35	41
Consumer	206	134	406	228

Total recoveries	405	349	700	536

Net charge-offs	108	180	318	482
Provision for loan and lease losses	1,920	1,991	3,163	3,535
Additions to allowance through acquisitions	5,079	—	5,079	—

Allowance for loan and lease losses at end of period	$60,739	$49,637	$60,739	$49,637

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses, internal credit ratings and other related factors. Based on this analysis, management considers the allowance for loan and lease losses at June 30, 2006 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at June 30, 2006, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	June 30, 2006
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$2,732,509	$536,860	$862,345	$692,565	$4,824,279
Securities (2)	43,257	116,317	460,282	513,508	1,133,364
Trading securities	987	—	—	—	987
Interest-bearing deposits in other banks	22,616	—	—	—	22,616
Funds sold	90,430	—	—	—	90,430

Total interest-earning assets	$2,889,799	$653,177	$1,322,627	$1,206,073	$6,071,676
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$644,296	$—	$—	$534,009	$1,178,305
Savings and money market deposits	519,811	—	—	408,257	928,068
Time deposits (3)	437,383	929,555	423,360	163,598	1,953,896
Funds purchased	651,519	—	—	—	651,519
Short-term borrowings	86,800	1,000	—	—	87,800
Long-term debt	191,610	55,000	156,000	42,966	445,576

Total interest-bearing liabilities	$2,531,419	$985,555	$579,360	$1,148,830	$5,245,164

Period gap	$358,380	$(332,378)	$743,267	$57,243

Cumulative gap	$358,380	$26,002	$769,269	$826,512	$826,512

Ratio of cumulative gap to total earning assets	5.90%	0.43%	12.67%	13.61%

(1)	Excludes nonaccrual loans of $5.6 million.
(2)	Excludes available for sale equity securities of $39.2 million.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. As shown in the table above, Alabama National is asset sensitive on a cumulative basis throughout all periods but is liability sensitive only in the three through twelve month time frame. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At June 30, 2006, mortgage backed securities with a carrying value of $850.5 million, or 12.5% of total assets, and essentially every loan and lease, net of unearned income (totaling $4.81 billion, or 70.8% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $4.86 billion, or 71.5% of total assets, at June 30, 2006. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of June 30, 2006 % Change in Net Interest Income	As of December 31, 2005 % Change in Net Interest Income
+200 basis points	1.46%	1.66%
+100 basis points	0.84	0.70
0 basis points	—	—
-100 basis points	(1.49)	(2.15)
-200 basis points	(4.02)	(4.38)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 99.1% at June 30, 2006, compared to 95.4% at year-end 2005. Alabama National’s liquid assets as a percentage of total deposits were 6.7% at June 30, 2006, compared to 6.4% at year-end 2005. At June 30, 2006, Alabama National had unused federal funds lines of approximately $233.1 million, unused lines at the Federal Home Loan Bank of Atlanta of $1.4 billion and a credit line with a third party bank of $10.0 million with $7.8 million outstanding. Alabama National also has access to approximately $92.9 million via a credit facility with the Federal Reserve Bank of Atlanta. At June 30, 2006 and year-end 2005 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $115.2 million from December 31, 2005, to $687.1 million at June 30, 2006. This increase was attributable to the following components (in thousands):

Net income	$37,190
Dividends	(13,421)
Issuance of stock for option exercises and other stock based compensation	(199)
Additional paid in capital related to stock based compensation	1,147
Excess tax benefit from share based-compensation	577
Issuance of stock in purchase business combinations	94,346
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(4,428)

Net increase	$115,212

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at June 30, 2006. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each Bank at June 30, 2006:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.29%	11.49%	8.09%

First American Bank	10.64	11.82	8.08
Indian River National Bank	12.28	13.43	8.21
First Gulf Bank, N.A.	8.87	10.09	7.46
Florida Choice Bank	8.80	10.01	8.79
Community Bank of Naples, N.A.	10.17	11.42	8.44
Public Bank	10.30	11.47	8.52
Georgia State Bank	10.40	11.53	8.02
CypressCoquina Bank	11.11	12.25	8.94
Millennium Bank	10.20	11.46	7.99
Bank of Dadeville	14.37	15.62	7.42
Alabama Exchange Bank	16.25	17.51	7.73
Required minimums	4.00	8.00	4.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4. Controls and Procedures.

As of June 30, 2006, the end of the quarter covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective.

There was no change in Alabama National’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Alabama National. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

Alabama National held its Annual Meeting of Stockholders on May 3, 2006. At the meeting, the stockholders of Alabama National were asked to vote on two matters, including the election of 16 directors to serve until the next annual meeting of stockholders and the ratification of its auditors. The results of the stockholder voting on all matters submitted to stockholder vote are summarized as follows:

Proposal 1 - Election of Directors:

	VOTES FOR	WITHHOLD AUTHORITY
W. Ray Barnes	14,860,448	32,825
Bobby A. Bradley	14,826,346	66,927
Dan M. David	14,625,013	268,260
John V. Denson	14,730,759	162,514
Griffin A. Greene	14,824,117	69,156
John H. Holcomb, III	14,683,233	210,040
John D. Johns	13,072,357	1,820,916
John J. McMahon, Jr.	14,417,983	475,290
C. Phillip McWane	14,459,146	434,127
William D. Montgomery	14,849,063	44,210
Richard Murray, IV	14,625,013	268,260
C. Lloyd Nix	14,850,497	42,776
G. Ruffner Page, Jr.	14,459,046	434,227
John M. Plunk	14,736,113	157,160
W. Stancil Starnes	14,593,686	299,587
W. Edgar Welden	14,849,311	43,962

Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm:

VOTES FOR	VOTES AGAINST	ABSTAIN
14,794,339	78,497	20,437

Item 6. Exhibits

Exhibit 3.1 -	Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

Exhibit 3.2 -	First Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.2 to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.3 -	Amended and Restated Bylaws (filed as Exhibit 3.2 to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10.1 -	Agreement and Plan of Merger, dated as of May 24, 2006, by and between Alabama National BanCorporation and The PB Financial Services Corporation (filed as Exhibit 2.1 to Alabama National’s Current Report on Form 8-K dated May 24, 2006 and incorporated herein by reference).

Exhibit 10.2 -	Summary of Compensation Payable to Non-Employee Directors (filed as Exhibit 10.1 to Alabama National’s Current Report on Form 8-K dated May 3, 2006 and incorporated herein by reference).

Exhibit 10.3 -	Tenth Amendment to Credit Agreement between Alabama National BanCorporation and AmSouth Bank dated as of April 3, 2006 (filed as Exhibit 10.1 to Alabama National’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference).

Exhibit 10.4 -	Eighth Note Modification Agreement between Alabama National BanCorporation and AmSouth Bank dated as of April 3, 2006 (filed as Exhibit 10.2 to Alabama National’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference).

Exhibit 10.5 -	Revolving Note of $16,000,000 in principal amount, dated April 3, 2006, payable by Alabama National BanCorporation to AmSouth Bank (filed as Exhibit 10.3 to Alabama National’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference).

Exhibit 10.6 -	Pledge Agreement between Alabama National BanCorporation and AmSouth Bank dated as of April 3, 2006 (filed as Exhibit 10.4 to Alabama National’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference).

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: August 8, 2006	/s/ John H. Holcomb, III
John H. Holcomb, III,
its Chairman and Chief Executive Officer

Date: August 8, 2006	/s/ William E. Matthews, V
William E. Matthews, V,
its Executive Vice President and
Chief Financial Officer