Form 10-Q
period 2006-09-30
ALABAMA NATIONAL BANCORPORATION
filed 2006-11-09
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The registrant has 20,553,526 shares of common stock, par value $1.00 per share, outstanding at November 8, 2006.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$195,474	$189,256
Interest-bearing deposits in other banks	11,669	19,428
Federal funds sold and securities purchased under resell agreements	64,395	70,472
Trading securities, at fair value	1,295	402
Investment securities (fair values of $682,025 and $576,424)	697,574	591,153
Securities available for sale, at fair value	510,345	545,334
Loans held for sale	24,184	14,940
Loans and leases	4,878,945	4,147,739
Unearned income	(4,701)	(3,644)

Loans and leases, net of unearned income	4,874,244	4,144,095
Allowance for loan and lease losses	(61,354)	(52,815)

Net loans and leases	4,812,890	4,091,280
Property, equipment and leasehold improvements, net	143,603	114,159
Goodwill	214,151	148,071
Other intangible assets, net	15,221	9,358
Cash surrender value of life insurance	99,502	74,593
Receivable from investment division customers	4,628	7,166
Other assets	75,887	56,061

Totals	$6,870,818	$5,931,673

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$743,150	$729,045
Interest bearing	4,047,832	3,614,219

Total deposits	4,790,982	4,343,264
Federal funds purchased and securities sold under repurchase agreements	711,258	545,337
Accrued expenses and other liabilities	48,338	61,361
Payable for securities purchased for investment division customers	5,923	5,886
Short-term borrowings	229,635	34,700
Long-term debt	378,569	369,246

Total liabilities	$6,164,705	$5,359,794

Commitments and contingencies (Note B)

Common stock, $1 par; 50,000,000 shares authorized; 18,650,179 and 17,124,316 shares issued at September 30, 2006 and December 31, 2005, respectively	18,650	17,124
Additional paid-in capital	443,134	347,434
Retained earnings	252,447	216,144
Accumulated other comprehensive loss, net of tax	(8,118)	(8,823)

Total stockholders’ equity	706,113	571,879

Total liabilities and stockholders’ equity	$6,870,818	$5,931,673

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2006	2005
Interest income:
Interest and fees on loans and leases	$97,279	$67,831
Interest on securities	13,275	11,985
Interest on deposits in other banks	225	66
Interest on trading securities	15	7
Interest on federal funds sold and securities purchased under resell agreements	806	798

Total interest income	111,600	80,687

Interest expense:
Interest on deposits	$38,019	$20,690
Interest on federal funds purchased and securities sold under repurchase agreements	8,142	4,519
Interest on short-term borrowings	2,117	754
Interest on long-term debt	5,126	3,365

Total interest expense	53,404	29,328

Net interest income	58,196	51,359
Provision for loan and lease losses	1,130	2,440

Net interest income after provision for loan and lease losses	57,066	48,919

Noninterest income:
Service charges on deposit accounts	$4,042	$4,181
Investment services income	1,292	1,086
Wealth management income	5,371	4,641
Gain on sale of mortgages	2,774	3,565
Commercial mortgage banking income	518	24
Insurance commissions	963	825
Bank owned life insurance	988	737
Gain (loss) on disposition of assets	13	(21)
Other	3,748	3,060

Total noninterest income	19,709	18,098

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2006	2005
Noninterest expense:
Salaries and employee benefits	$24,262	$21,680
Commission based compensation	4,586	4,051
Occupancy and equipment expenses	5,264	4,540
Amortization of intangibles	1,306	766
Other	10,769	9,953

Total noninterest expense	46,187	40,990

Income before provision for income taxes	30,588	26,027
Provision for income taxes	10,475	8,944

Net income	$20,113	$17,083

Weighted average common shares outstanding:
Basic	18,834	17,198

Diluted	19,012	17,412

Earnings per common share:
Basic	$1.07	$0.99

Diluted	$1.06	$0.98

Cash dividends per common share	$0.3750	$0.3375

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2006	2005
Interest income:
Interest and fees on loans and leases	$266,374	$184,051
Interest on securities	38,329	36,311
Interest on deposits in other banks	450	191
Interest on trading securities	34	16
Interest on federal funds sold and securities purchased under resell agreements	2,531	2,035

Total interest income	307,718	222,604

Interest expense:
Interest on deposits	$99,059	53,085
Interest on federal funds purchased and securities sold under repurchase agreements	21,207	10,148
Interest on short-term borrowings	3,238	2,030
Interest on long-term debt	14,500	9,990

Total interest expense	138,004	75,253

Net interest income	169,714	147,351
Provision for loan and lease losses	4,293	5,975

Net interest income after provision for loan and lease losses	165,421	141,376

Noninterest income:
Service charges on deposit accounts	$11,753	$12,265
Investment services income	3,122	3,089
Wealth management income	16,102	14,082
Gain on sale of mortgages	8,046	9,652
Commercial mortgage banking income	1,534	24
Insurance commissions	2,873	2,453
Bank owned life insurance	2,528	2,136
Securities (losses) gains	(1,250)	72
Gain on disposition of assets	552	690
Other	12,188	8,647

Total noninterest income	57,448	53,110

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2006	2005
Noninterest expense:
Salaries and employee benefits	$71,038	$63,086
Commission based compensation	13,143	11,556
Occupancy and equipment expenses	15,154	13,021
Amortization of intangibles	3,422	2,360
Other	32,678	30,343

Total noninterest expense	135,435	120,366

Income before provision for income taxes and cumulative effect of accounting change	87,434	74,120
Provision for income taxes	30,179	25,362

Net income before cumulative effect of accounting change	57,255	48,758
Cumulative effect of accounting change (net of tax)	48	—

Net income	$57,303	$48,758

Weighted average common shares outstanding:
Basic	18,336	17,185

Diluted	18,521	17,404

Earnings per common share before cumulative effect of accounting change:
Basic	$3.12	$2.84

Diluted	$3.09	$2.80

Earnings per common share:
Basic	$3.13	$2.84

Diluted	$3.09	$2.80

Cash dividends per common share	$1.125	$1.0125

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2006	2005
Net income	$20,113	$17,083
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	7,956	(4,930)
Reclassification adjustment for net (losses) gains included in net income	—	—

Other comprehensive income (expense), before tax	7,956	(4,930)
Provision for income taxes related to items of other comprehensive income (expense)	2,823	(1,759)

Other comprehensive income (loss)	5,133	(3,171)

Comprehensive income	$25,246	$13,912

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2006	2005
Net income	$57,303	$48,758
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(142)	(7,550)
Reclassification adjustment for net (losses) gains included in net income	(1,250)	72

Other comprehensive income (expense), before tax	1,108	(7,622)
Provsion for (benefit of) income taxes related to items of other comprehensive income (expense)	403	(2,713)

Other comprehensive income (loss)	705	(4,909)

Comprehensive income	$58,008	$43,849

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months ended September 30,
	2006	2005
Net cash flows provided by operating activities	$28,826	$46,894

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	68,685	73,472
Purchases of investment securities	(174,950)	(85,049)
Purchases of securities available for sale	(27,553)	(116,008)
Proceeds from sale of securities available for sale	43,094	13,804
Proceeds from calls and maturities of securities available for sale	46,423	158,067
Net decrease in interest bearing deposits in other banks	7,759	10,441
Net increase in federal funds sold and securities purchased under resell agreements	12,195	22,368
Net increase in loans and leases	(347,537)	(566,393)
Purchase acquisitions, net of cash acquired	(1,289)	3,800
Purchases of property, equipment and leasehold improvements	(25,558)	(15,476)
Cash paid for bank owned life insurance	(18,428)	(27)
Proceeds from sale of other real estate owned and fixed assets	1,180	3,207

Net cash used in investing activities	(415,979)	(497,794)

Cash flows from financing activities:
Net increase in deposits	66,959	334,870
Net increase in federal funds purchased and securities sold under agreements to repurchase	153,086	217,048
Net increase in short-term borrowings	188,935	26,283
Repayments of long-term debt	(122,000)	(63,000)
Proceeds from long-term debt	126,000	—
Dividends on common stock	(20,415)	(17,258)
Excess tax benefits from share-based compensation	866	—
Other	(60)	442

Net cash provided by financing activities	393,371	498,385

Increase in cash and cash equivalents	6,218	47,485
Cash and cash equivalents, beginning of period	189,256	155,027

Cash and cash equivalents, end of period	$195,474	$202,512

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$329	$1,295

Adjustment to market value of securities available for sale, net of deferred income taxes	$705	$(4,909)

Assets acquired in business combinations	$524,094	$4,749

Liabilities assumed in business combinations	$411,127	$4,643

Common stock issued in connection with business combinations	1,480,394	64,839

See accompanying notes to unaudited consolidated financial statements.

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2006 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2005.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of financial condition. As of September 30, 2006, the total unfunded commitments which are not reflected in the consolidated statements of financial condition totaled $1.6 billion. A majority of these commitments will expire in less than one year.

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

Alabama National has received preliminary tax assessments for certain state taxes from a taxing authority for subsidiaries holding investments outside of the state. Based upon review of the assessments and the relevant tax laws and based on review and consultation with accountants and legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such assessments will have a material adverse effect on Alabama National’s financial condition or results of operations.

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“FAS 158”). FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement benefit plans on their balance sheets starting with balance sheets as of December 31, 2006. Alabama National has not completed its analysis of the impact of adoption on its consolidated financial statements, but at this time the Company expects the adoption to reduce shareholders’ equity by approximately $1.7 million.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on quantifying financial statement misstatements. SAB 108 requires financial statement misstatements to be quantified in relation to both its impact on the current year income statement (the “rollover” approach) and the current year balance sheet (the “iron curtain” approach). If a misstatement is material under either approach (the “dual approach”) the financial statements must be adjusted for the misstatement.

In September 2006, the Emerging issues Task Force issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”). EITF 06-04 establishes that for certain split-dollar life insurance arrangements, an employer should recognize a liability for future benefits in accordance with currently existing accounting pronouncements based on the substantive agreement with the employee. It is currently anticipated that EITF 06-04 will be effective for fiscal years beginning after December 15, 2006. Alabama National is currently evaluating the impact of the adoption of EITF 06-04 and has not yet determined the impact EITF 06-04 will have on Alabama National’s consolidated financial statements upon adoption.

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No 85-4 (“EITF 06-05”). EITF 06-05 clarifies the accounting for bank-owned life insurance and stipulates that policyholders should consider any additional amounts included in the contractual terms of the insurance policies other than cash surrender value in determining the amount that could be realized under the insurance contract in accordance with FASB Technical Bulletin No. 85-4. EITF 06-05 also establishes that policyholders should determine the amount that could be realized under the life insurance contracts assuming the surrender of an individual-life by individual-life policy. EITF 06-05 is effective for fiscal years beginning after December 31, 2006. Alabama National is currently evaluating the impact of the adoption of EITF 06-05 and has not yet determined the impact EITF 06-05 will have on Alabama National’s consolidated financial statements upon adoption.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Alabama National will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Alabama National has commenced the process of evaluating the expected effect of FIN 48 on its consolidated financial statements and has not yet determined such effect.

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

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Alabama National adopted SFAS 123(R) on January 1, 2006. Alabama National previously used a fair value-based method of accounting for compensation costs and had fully adopted and implemented the expense recognition provisions of SFAS 123. Accordingly, the changes required by SFAS 123(R) did not have a material impact on Alabama National’s financial condition or results of operations. See Note J for more information regarding Alabama National’s adoption of SFAS 123(R) and the required disclosures.

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

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months and nine months ended September 30, 2006 and 2005 (in thousands except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Net income available to common shareholders	$20,113	$17,083	$57,303	$48,758
Weighted average basic common shares outstanding	18,834	17,198	18,336	17,185

Basic Earnings Per Share	$1.07	$0.99	$3.13	$2.84

Diluted Earnings Per Share:
Net income available to common shareholders	$20,113	$17,083	$57,303	$48,758
Weighted average common shares outstanding	18,834	17,198	18,336	17,185
Effect of dilutive securities	178	214	185	219

Weighted average diluted common shares outstanding	19,012	17,412	18,521	17,404

Diluted Earnings Per Share	$1.06	$0.98	$3.09	$2.80

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. During the 2006 first quarter, the segment formerly known as Securities Brokerage and Trust was renamed the Wealth Management Division. The components of revenue and expense related to this segment have not changed. In addition, with the acquisition of Byars and Company during 2005, Alabama National has created a new segment called Commercial Mortgage Banking Division. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Wealth Management Division	Mortgage Lending Division	Commercial Mortgage Banking Division	Insurance Services Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total
Three Months Ended September 30, 2006:
Interest income	$—	$503	$383	$—	$(2)	$110,900	$(29)	$(155)	$111,600
Interest expense		154	273			51,552	1,580	(155)	53,404

Net interest income		349	110		(2)	59,348	(1,609)		58,196
Provision for loan and lease losses						1,130			1,130
Noninterest income	1,292	5,459	2,974	540	975	8,439	30		19,709
Noninterest expense	1,318	5,154	2,571	446	899	34,194	1,605		46,187

Net income (loss) before tax	$(26)	$654	$513	$94	$74	$32,463	$(3,184)	$—	$30,588

Total assets as of September 30, 2006	$6,052	$47,206	$25,181	$80	$4,456	$6,776,471	$11,372	$—	$6,870,818

Three Months Ended September 30, 2005:
Interest income	$—	$395	$437	$—	$—	$79,953	$(28)	$(70)	$80,687
Interest expense		69	205			28,190	934	(70)	29,328

Net interest income		326	232			51,763	(962)		51,359
Provision for loan and lease losses						2,440			2,440
Noninterest income	1,086	4,613	4,181	24	834	7,356	28		18,098
Noninterest expense	1,230	4,429	2,717	32	741	29,506	2,367		40,990

Net income (loss) before tax	$(144)	$510	$1,696	$(8)	$93	$27,173	$(3,301)	$—	$26,027

Total assets as of September 30, 2005	$11,210	$30,740	$34,395	$75	$4,089	$5,795,102	$11,467	$—	$5,887,078

Nine Months Ended September 30, 2006:
Interest income	$—	$1,378	$960	$—		$305,782	$(86)	$(316)	$307,718
Interest expense		316	620			133,337	4,047	(316)	138,004

Net interest income		1,062	340			172,445	(4,133)		169,714
Provision for loan and lease losses						4,293			4,293
Noninterest income	3,122	16,190	8,754	1,557	2,902	24,812	111		57,448
Noninterest expense	3,551	15,853	7,426	1,311	2,658	99,632	5,004		135,435

Net income before tax and cumulative effect	$(429)	$1,399	$1,668	$246	$244	$93,332	$(9,026)	$—	$87,434

Nine Months Ended September 30, 2005:
Interest income	$—	$1,111	$1,091	$—	$—	$220,651	$(86)	$(163)	$222,604
Interest expense		162	450			72,174	2,630	(163)	75,253

Net interest income		949	641			148,477	(2,716)		147,351
Provision for loan and lease losses						5,975			5,975
Noninterest income	3,089	14,054	10,682	24	2,479	22,718	88		53,110
Noninterest expense	3,535	13,343	7,490	32	2,438	86,650	6,910		120,366

Net income (loss) before tax	$(446)	$1,660	$3,833	$(8)	$41	$78,570	$(9,538)	$—	$74,120

Corporate overhead is comprised of compensation and benefits for certain members of management, merger related costs, interest expense on parent company debt, amortization of intangibles and other expenses.

NOTE F – ACQUISITIONS

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

Florida Choice Bankshares, Inc.
Location	Mt. Dora, FL
Merger closing date	4/3/2006
Shares of Alabama National common stock issued	1,480,394
Stock options assumed (as converted)	2,356
Additional cash consideration	$16.2 million
Total purchase price	$113.0 million

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Florida Choice as of the closing date of the acquisition.

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

The acquisition of Florida Choice resulted in the recognition of $75.4 million of intangible assets. Alabama National allocated $9.3 million of the total intangible created to core deposits. This allocation was based upon Alabama National’s valuation of the core deposits of Florida Choice. The principal factors considered in the valuation included: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of acquired relationships. The core deposit intangible created is being amortized on an accelerated basis not to exceed seven years. The remaining intangible created was allocated to goodwill.

The following table presents the unaudited pro forma results of operations for Alabama National as if the Florida Choice acquisition had occurred at January 1, 2005 and 2006. Since Florida Choice was included in the results of Alabama National for the three month period ended September 30, 2006, pro forma results for this period are not necessary. Since no consideration is given to the operational efficiencies and expanded products and services typically offered by the newly acquired banks subsequent to acquisition, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred at the indicated dates (amounts in thousands, except per share data):

	Three Months ended September 30, 2005	Nine months ended September 30,
		2006	2005
Total revenue (1)	$73,254	$231,847	$209,675
Net income	$17,897	$58,201	$50,117
Basic EPS	$0.96	$3.09	$2.69
Diluted EPS	$0.95	$3.06	$2.65

(1)	Total revenue consists of net interest income plus noninterest income

NOTE G – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Insurance Services Division for the nine months ended September 30, 2006 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Services Division
Balance, December 31, 2005	$145,378	$2,693
Acquired goodwill	66,080	—

Balance, September 30, 2006	$211,458	$2,693

Intangible assets as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$27,414	$(13,242)	$14,172
Other customer intangibles	2,064	(1,015)	1,049

Total amortizing intangible assets	$29,478	$(14,257)	$15,221

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$18,130	$(10,140)	$7,990
Other customer intangibles	2,064	(696)	1,368

Total amortizing intangible assets	$20,194	$(10,836)	$9,358

During the nine months ended September 30, 2006 and 2005, Alabama National recognized $3.4 million and $2.4 million of other intangible amortization expense, respectively, and during the three months ended September 30, 2006 and 2005, Alabama National recognized $1.3 million and $766,000 of other intangible expense, respectively. Based upon recorded intangible assets as of September 30, 2006, aggregate amortization expense for each of the next five years is estimated to be $4.9 million, $3.7 million, $2.8 million, $2.1 million and $1.1 million, respectively. These amounts do not include any amortizing intangibles created by Alabama National’s acquisition of The PB Financial Services Corporation, which closed on October 1, 2006 (see Note K).

NOTE H – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	(93)	(91)	(278)	(272)
Expected return on plan assets	120	122	359	364
Amortization of net loss	(20)	(8)	(60)	(24)

Net periodic pension income	$7	$23	$21	$68

As of September 30, 2006, Alabama National has not made any 2006 contributions to the defined benefit pension plan because the plan is fully funded and Alabama National does not anticipate making any contributions in the year ended December 31, 2006. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE I – SECURITIES

Information pertaining to securities with gross unrealized losses at September 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months			Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$1,934	$		$23,482	$743	$25,416	$743
Obligations of states and political subdivisions	3,394		20	1,678	21	5,072	41
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	125,576		1,562	380,496	14,457	506,072	16,019

Total investment securities	$130,904		$1,582	$405,656	$15,221	$536,560	$16,803

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$5,905		$190	$164,050	$4,684	$169,955	$4,874
Obligations of states and political subdivisions	4,151		17	9,406	230	13,557	247
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	21,845		313	209,562	8,113	231,407	8,426

Total debt securities	31,901		520	383,018	13,027	414,919	13,547
Equity securities	—		—	—	—	—	—

Total securities available for sale	$31,901		$520	$383,018	$13,027	$414,919	$13,547

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

As of September 30, 2006, 457 debt securities have been in a loss position for more than twelve months and 110 debt securities have been in a loss position for less than twelve months. The losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities, and not the credit worthiness of the issuers. Further, Alabama National has the current intent and ability to hold the securities to an expected recovery in market value. Therefore Alabama National has not recognized any other-than-temporary impairments.

NOTE J – SHARE BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share Based Payment. Alabama National has used a fair value-based method of accounting for share based compensation costs under SFAS No. 123. Accordingly, the adoption of SFAS No.123R on January 1, 2006, did not have a significant impact on Alabama National’s financial condition or results of operations. The primary changes are related to disclosures and the treatment of estimated forfeitures of share based payments.

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

Stock Options

During 1999, Alabama National adopted the LTI Plan which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards eligible to employees of the Company. The total number of shares reserved for distribution under the plan is 300,000 shares. On January 1, 2000, Alabama National granted 160,500 non-qualified stock options, which vested over a sixty month period. As of December 31, 2004, these options were fully vested and accordingly there has been no additional expense since December 31, 2004 associated with these or any other stock options. At September 30, 2006, 173,000 shares remain available for distribution under the LTI Plan. Alabama National has not issued any additional share based compensation under the LTI Plan.

In addition to the stock options Alabama National issued in 2000, the Company has assumed various stock option plans of acquired companies. All of the stock options under these assumed plans became fully vested at the time of the acquisition. No additional stock options may be awarded under any of the assumed plans.

A summary of Alabama National’s stock options for the 2006 nine months is presented below:

	September 30, 2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1	200,182	$21.39
Assumed in business combination	2,356	24.38
Exercised	(23,276)	20.23

Outstanding, September 30	179,262	$21.58

Options exercisable, September 30	179,262	$21.58	$8,364,999

The following table summarizes information about stock options outstanding at September 30, 2006:

Options Outstanding
Exercise Price	Number Outstanding	Remaining Contract Life	Options Exercisable
$ 14.92	1,408	October 2006	1,408
$ 15.10	11,895	November 2009	11,895
$ 15.60	2,184	September 2009	2,184
$ 16.61	132	March 2012	132
$ 17.42	1,408	October 2006	1,408
$ 17.78	1,649	December 2009	1,649
$ 18.12	10,597	September 2012	10,597
$ 18.88	94,700	December 2010	94,700
$ 18.95	1,408	October 2006	1,408
$ 20.76	7,011	December 2010	7,011
$ 24.60	9,312	February 2012	9,312
$ 26.32	1,368	January 2015	1,368
$ 26.78	1,408	October 2006	1,408
$ 27.05	10,349	April 2012	10,349
$ 30.02	1,408	October 2006	1,408
$ 34.79	20,673	January 2013	20,673
$ 35.08	2,352	August 2013	2,352

	179,262		179,262

Performance Shares

Alabama National sponsors the PSP to offer long-term incentives in addition to current compensation to certain employees of the Company. The PSP is governed by Alabama National’s Compensation Committee, which may prescribe different criteria for different participants in the PSP. Such criteria may be expressed in terms of (i) the growth in net income per share during the award period, (ii) return on average equity in comparison with other banks and bank holding companies, or (iii) other reasonable bases. The vesting period is generally four years. Under the PSP 800,000 shares of common stock have been reserved for issuance and at September 30, 2006, approximately 635,000 shares are available to be issued.

The fair value of grants under the PSP is based on the market price of the Company’s stock on the grant-date based on the expected share payout. The following table presents a summary of the status of nonvested performance share grants and changes during the nine months ended September 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2005	144,836	$50.86
Granted	37,470	64.76
Awarded	(23,855)	33.33

Nonvested shares at September 30, 2006	158,451	$56.79

The number of shares presented in the table above is based on the expected share payout using current performance measurements. The actual share payout may differ from the amount presented above. As of September 30, 2006, there was approximately $4.5 million of unrecognized compensation cost related to nonvested PSP awards. That cost is expected to be recognized over a weighted average period of 2.1 years. Compensation expense related to the PSP for three months ended September 30, 2006 and 2005 was $532,000 and $454,000, respectively. Compensation expense related to the PSP for the nine months ended September 30, 2006 and 2005 was $1.4 million and $1.3 million, respectively. Tax benefits related to PSP compensation totaled $182,000 and $156,000 for the three months ended September 30, 2006 and 2005, respectively. Tax benefits related to PSP compensation totaled $485,000 and $431,000 for the nine months ended September 30, 2006 and 2005, respectively.

Alabama National recognized an excess windfall tax benefit of $866,000 and $302,000 related to the payment of stock-based compensation during the 2006 and 2005 nine months, respectively. Alabama National received $197,000 and $655,000 in the 2006 and 2005 nine months, respectively, for the exercise of stock options.

NOTE K – SUBSEQUENT EVENTS

On October 1, 2006, Alabama National completed the acquisition of The PB Financial Services Corporation (“Peachtree”), headquartered in Duluth, Georgia. As a result of the acquisition, the wholly-owned subsidiary of Peachtree, The Peachtree Bank, became a wholly-owned subsidiary of Alabama National. Alabama National issued approximately 1,878,407 shares of common stock in exchange for all of the outstanding shares of Peachtree common stock. Each share of Peachtree common stock was converted into 1.054 shares of Alabama National common stock. Alabama National also assumed the outstanding options of Peachtree giving the holders the right to purchase 66,507 shares of Alabama National common stock at a weighted average strike price of $14.44. As of September 30, 2006, Peachtree had total assets, loans, deposits and equity with a book value of approximately $578.9 million, $467.5 million, $523.9 million and $39.3 million, respectively. Management has not yet finalized the determination of the fair values of the assets, liabilities and certain intangible assets of Peachtree, but based on preliminary estimates, the total intangibles created by the acquisition are approximately $102.9 million. Based on preliminary estimates $3.1 million will be allocated to core deposit intangibles and the remaining $99.8 million to goodwill.

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

Alabama National acquired Florida Choice Bankshares, Inc. (“Florida Choice”) on April 3, 2006, using the purchase method of accounting. Accordingly, the results of operations of Alabama National for the three and nine months ended September 30, 2005 do not include the results of Florida Choice. The nine months ended September 30, 2006 only include Florida Choice since the date of acquisition.

This information should be read in conjunction with Alabama National’s unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Performance Overview

Alabama National’s net income was $20.1 million for the third quarter of 2006 (the “2006 third quarter”), compared to $17.1 million for the third quarter of 2005 (the “2005 third quarter”). Net income for the nine months ended September 30, 2006 (the “2006 nine months”) was $57.3 million, compared to $48.8 million for the nine months ended September 30, 2005 (the “2005 nine months”). Net income per diluted common share for the 2006 and 2005 third quarters was $1.06 and $0.98, respectively. For the 2006 nine months, net income per diluted common share was $3.09, compared to $2.80 for the 2005 nine months.

The annualized return on average assets for Alabama National was 1.18% for both the 2006 and 2005 third quarters. For the 2006 nine months, the annualized return on average assets for Alabama National was 1.18%, compared to 1.17% for the 2005 nine months. The annualized return on average stockholders’ equity decreased for the 2006 third quarter to 11.41%, as compared to 12.20% for the 2005 third quarter. The annualized return on average stockholders’ equity decreased for the 2006 nine months to 11.71%, as compared to 11.96% for the 2005 nine months. Book value per share at September 30, 2006 was $37.86, an increase of $4.46 from year-end 2005. Alabama National declared cash dividends totaling $1.125 per share on common stock during the 2006 nine months, compared to $1.0125 per share declared on common stock during the 2005 nine months.

Net Income

Similar to the first and second quarters of 2006, the primary reason for the increased net income during the 2006 third quarter and 2006 nine months, compared to the same periods in 2005, was an increase in net interest income. Net interest income for the 2006 third quarter totaled $58.2 million, a 13.3% increase over the $51.4 million recorded in the 2005 third quarter. During the 2006 nine months, net interest income totaled $169.7 million, a 15.2% increase compared to $147.4 million recorded in the 2005 nine months. Noninterest income also increased during the 2006 third quarter and nine months. During the 2006 third quarter, total noninterest income was $19.7 million, an increase of $1.6 million as compared to the 2005 third quarter. For the 2006 nine months, noninterest income was $57.4 million, an increase of 8.2% from $53.1 million recorded in the 2005 nine months. Contributing to the increased net income, net interest income and noninterest income for the 2006 third quarter and nine months is the effect of the Florida Choice acquisition. Florida Choice contributed net income, net interest income and noninterest income of $1.9 million, $6.2 million and $0.3 million, respectively, during the 2006 third quarter. During the 2006 nine months, Florida Choice contributed net income, net interest income and noninterest income of $3.2 million, $11.9 million and $0.6 million, respectively.

Average earning assets for the 2006 third quarter and nine months increased by $913.2 million and $809.7 million, respectively, as compared to the same periods in 2005. Average interest-bearing liabilities increased by $876.8 million and $764.9 million during the 2006 third quarter and nine months, respectively, as compared to the same periods in 2005. The average taxable equivalent rate earned on assets was 7.27% and 7.06% for the 2006 third quarter and 2006 nine months, respectively, compared to 6.18% and 5.93% for the 2005 third quarter and 2005 nine months, respectively. The average rate paid on interest-bearing liabilities was 4.03% and 3.68% for the 2006 third quarter and 2006 nine months, respectively, compared to 2.66% and 2.37% for the 2005 third quarter and 2005 nine months, respectively. The net interest margin was 3.77% and 3.87% for the 2006 third quarter and 2006 nine months, respectively, compared to 3.91% and 3.90% for the 2005 third quarter and 2005 nine months, respectively. The net interest margin of 3.77% for the 2006 third quarter was 16 basis points lower than the net interest margin recorded in the second quarter of 2006. During the 2006 third quarter the interest expense paid on deposit accounts increased significantly. Time deposits that were originated in lower interest rate environments repriced at higher current rates. Also, to remain competitive, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits due to competitive market conditions and past rate increases by the Federal Reserve.

Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. The following tables depict, on a taxable equivalent basis for the 2006 and 2005 third quarters and nine months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended September 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$4,861,167	$97,415	7.95%	$3,977,186	$67,971	6.78%
Securities:
Taxable	1,095,864	12,312	4.46	1,089,857	11,412	4.15
Tax exempt (2)	90,761	1,459	6.38	50,167	868	6.87
Cash balances in other banks	17,796	225	5.02	7,703	66	3.40
Funds sold	57,876	806	5.53	85,872	798	3.69
Trading account securities	1,245	15	4.78	713	7	3.90

Total earning assets (2)	6,124,709	112,232	7.27	5,211,498	81,122	6.18

Cash and due from banks	168,449			171,248
Premises and equipment	139,617			101,588
Other assets	381,126			297,664
Allowance for loan and lease losses	(61,156)			(50,516)

Total assets	$6,752,745			$5,731,482

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,114,186	$8,135	2.90%	$901,391	$3,602	1.59%
Savings deposits	955,355	7,217	3.00	911,046	3,908	1.70
Time deposits	1,987,488	22,667	4.52	1,622,181	13,180	3.22
Funds purchased	662,649	8,142	4.87	563,345	4,519	3.18
Other short-term borrowings	149,362	2,117	5.62	72,343	754	4.14
Long-term debt	389,516	5,126	5.22	311,469	3,365	4.29

Total interest-bearing liabilities	5,258,556	53,404	4.03	4,381,775	29,328	2.66

Demand deposits	748,486			729,220
Accrued interest and other liabilities	46,370			65,152
Stockholders’ equity	699,333			555,335

Total liabilities and stockholders’ equity	$6,752,745			$5,731,482

Net interest spread			3.24%			3.52%

Net interest income/margin on a taxable equivalent basis		58,828	3.81%		51,794	3.94%

Tax equivalent adjustment (2)		632			435

Net interest income/margin		$58,196	3.77%		$51,359	3.91%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $3.6 million and $2.7 million are included in interest and fees on loans for the three months ended September 30, 2006 and 2005, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$4,617,531	$266,759	7.72%	$3,787,438	$184,451	6.51%
Securities:
Taxable	1,084,872	35,939	4.43	1,110,353	34,592	4.17
Tax exempt (2)	75,278	3,621	6.43	53,227	2,605	6.54
Cash balances in other banks	12,718	450	4.73	8,980	191	2.84
Funds sold	65,844	2,531	5.14	87,086	2,035	3.12
Trading account securities	1,019	34	4.46	469	16	4.56

Total earning assets (2)	5,857,262	309,334	7.06	5,047,553	223,890	5.93

Cash and due from banks	179,982			167,836
Premises and equipment	128,875			103,573
Other assets	362,587			286,779
Allowance for loan and lease losses	(58,323)			(48,747)

Total assets	$6,470,383			$5,556,994

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,096,629	$21,580	2.63%	$897,545	$9,393	1.40%
Savings deposits	930,326	18,391	2.64	899,689	9,713	1.44
Time deposits	1,885,467	59,088	4.19	1,549,789	33,979	2.93
Funds purchased	626,496	21,207	4.53	491,318	10,148	2.76
Other short-term borrowings	82,390	3,238	5.25	72,560	2,030	3.74
Long-term debt	388,959	14,500	4.98	334,501	9,990	3.99

Total interest-bearing liabilities	5,010,267	138,004	3.68	4,245,403	75,253	2.37

Demand deposits	736,455			708,320
Accrued interest and other liabilities	69,381			58,087
Stockholders’ equity	654,280			545,185

Total liabilities and stockholders’ equity	$6,470,383			$5,556,995

Net interest spread			3.38%			3.56%

Net interest income/margin on a taxable equivalent basis		171,330	3.91%		148,637	3.94%

Tax equivalent adjustment (2)		1,616			1,286

Net interest income/margin		$169,714	3.87%		$147,351	3.90%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $9.0 million and $7.2 million are included in interest and fees on loans for the nine months ended September 30, 2006 and 2005, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for each of the 2006 third quarter and nine months compared to the 2005 third quarter and nine months, respectively. For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended September 30,
	2006 Compared to 2005 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$16,575	$12,869	$29,444
Securities:
Taxable	63	837	900
Tax exempt	993	(402)	591
Cash balances in other banks	117	42	159
Funds sold	(1,245)	1,253	8
Trading account securities	6	2	8

Total interest income	16,509	14,601	31,110

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,007	3,526	4,533
Savings and money market deposits	199	3,110	3,309
Time deposits	3,397	6,090	9,487
Funds purchased	902	2,721	3,623
Other short-term borrowings	1,019	344	1,363
Long-term debt	942	819	1,761

Total interest expense	7,466	16,610	24,076

Net interest income on a taxable equivalent basis	$9,043	$(2,009)	7,034

Taxable equivalent adjustment			(197)

Net interest income			$6,837

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Nine Months Ended September 30,
	2006 Compared to 2005 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$44,496	$37,812	$82,308
Securities:
Taxable	(1,200)	2,547	1,347
Tax exempt	1,090	(73)	1,017
Cash balances in other banks	100	159	259
Funds sold	(827)	1,323	496
Trading account securities	19	(1)	18

Total interest income	43,678	41,767	85,445

Interest-bearing liabilities:
Interest-bearing transaction accounts	7,260	4,927	12,187
Savings and money market deposits	4,496	4,182	8,678
Time deposits	15,881	9,228	25,109
Funds purchased	6,972	4,087	11,059
Other short-term borrowings	719	489	1,208
Long-term debt	2,910	1,600	4,510

Total interest expense	38,238	24,513	62,751

Net interest income on a taxable equivalent basis	$5,440	$17,254	22,694

Taxable equivalent adjustment			(331)

Net interest income			$22,363

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the growth rate in loans, loan type concentration, the level of non-performing loans and adversely rated loans, credit and collateral administration trends, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $1.1 million and $4.3 million for the 2006 third quarter and nine months, respectively, compared to $2.4 million and $6.0 million recorded during the 2005 third quarter and nine months, respectively. The reduced provision expense during the 2006 third quarter and nine months is a result of the continued favorable credit quality and slowing loan growth during the 2006 third quarter and nine months. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income (excluding loans held for sale), was 1.26% at September 30, 2006, compared to 1.27% at December 31, 2005.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2006 third quarter was $19.7 million, compared to $18.1 million for the 2005 third quarter, an increase of 8.9%. For the 2006 nine months, total noninterest income increased to $57.4 million, compared to $53.1 million for the 2005 nine months, an increase of 8.2%. The major components of noninterest income include service charges on deposits, investment services revenue, wealth management income, insurance commissions, gains from sale of residential mortgage loans, commercial mortgage banking income and income earned on bank owned life insurance

Areas experiencing increases in revenue included the wealth management division. Income for this division totaled $5.4 million during the 2006 third quarter, compared to $4.6 million for the 2005 third quarter, an increase of 15.7%. During the 2006 nine months the wealth management division recorded income of $16.1 million, an increase of $2.0 million, or 14.3%, as compared to $14.1 million during the 2005 nine months. This division is benefiting from growth in invested client assets and increased activity in the equity markets. Another contributor to the increase in noninterest income is the commercial mortgage banking division that was purchased in August 2005. This division recorded revenue of $518 thousand during the 2006 third quarter and $1.5 million for the 2006 nine months. Alabama National entered this business line with the acquisition of Byars and Company in late August 2005 and, as a result, only $24,000 of revenue was recorded during the 2005 third quarter and nine months. Insurance commissions in the 2006 third quarter and nine months totaled $1.0 million and $2.9 million, respectively, both increases over the same periods of 2005. Other noninterest income increased by $0.7 million to $3.7 million in the 2006 third quarter, compared to $3.1 million for the 2005 third quarter. During the 2006 nine months other noninterest income increased by $3.5 million, to $57.4 million, compared to $8.7 million for the 2005 nine months. Contributing to the increase in other noninterest income in each period of 2006 was increased income from debit cards and electronic banking income. Also during the first nine months of 2006, Alabama National has recorded a gain from repaying called FHLB advances totaling $1.3 million, which is recorded in other noninterest income.

The increased noninterest income described above was offset by decreases in gains recorded from the sale of mortgages and decreased service charge income. The gain recorded from the sale of mortgages had the most significant decrease of any of the major components. During the 2006 nine months, the gain from the sale of mortgages totaled $8.0 million, a decrease of $1.6 million, or 16.6%, as compared to $9.7 million in the 2005 nine months. During the 2006 third quarter, the gain from the sale of mortgages totaled $2.8 million, a decrease of $0.8 million, or 22.2%, as compared to $3.6 million in the 2005 third quarter. The decrease during the 2006 third quarter and nine months is primarily due to rising interest rates and the impact that rising rates have on refinance activity and new construction, and the reduced level of real estate sales activity in many of the areas Alabama National serves. Service charges on deposits for the 2006 third quarter and 2005 third quarter were $4.0 million and $4.2 million, respectively. For the 2006 nine months, service charge income decreased to $11.8 million, from $12.3 million for the 2005 nine months. The decrease in service charges in the 2006 periods versus the 2005 periods is primarily related to increases in the earnings credit rate (“ECR”) attributed to commercial deposit accounts. The ECR, which generally varies with short term interest rates, is used by commercial customers to offset service charges on deposit accounts. As interest rates have risen in 2005 and 2006, the higher ECR has resulted in lower service charges. During the 2006 nine months, Alabama National restructured a portion of its securities portfolio by selling some lower yielding available for sale securities and recognized losses of $1.2 million.

Noninterest expense was $46.2 million for the 2006 third quarter, compared to $41.0 million for the 2005 third quarter. For the 2006 nine months, noninterest expense was $135.4 million, compared to $120.4 million for the 2005 nine months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $24.3 million for the 2006 third quarter, compared to $21.7 million for the 2005 third quarter. For the 2005 nine months, salaries and employee benefits were $71.0 million, compared to $63.1 million in the 2005 nine months. Contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of branches and business lines, merit compensation increases and the addition of employees as a result of the Florida Choice acquisition. Commission based compensation was $4.6 million for the 2006 third quarter, compared to $4.1 million for the 2005 third quarter. For the 2006 nine months, commission based compensation totaled $13.1 million, compared to $11.6 million in the 2005 nine months. The increase in commission based compensation recorded for each period of 2006 is attributable to increased production in the wealth management division and the addition of the commercial mortgage banking division, as a large portion of the compensation in this area is commission based. Occupancy and equipment expense totaled $5.3 million in the 2006 third quarter, compared to $4.5 million in the 2005 third quarter. Occupancy and equipment expense totaled $15.2 million in the 2006 nine months, compared to $13.0 million in the 2005 nine months. The primary reason for the increased occupancy and equipment expense for the 2006 third quarter and nine months is due to branch expansion within the existing Alabama National banks plus the addition of Florida Choice. Other noninterest expense increased to $10.8 million in the 2006 third quarter, compared with $10.0 million in the 2005 third quarter. Other noninterest expense was $32.7 million in the 2006 nine months, compared to $30.3 million in the 2005 nine months. Other noninterest expenses that contributed significantly to this increase during the 2006 third quarter and nine months included advertising costs and increased fees associated with electronic banking and debit cards.

Because of an increase in pre-tax income, income tax expense was $10.5 million for the 2006 third quarter, compared to $8.9 million for the 2005 third quarter. For the 2006 nine months, income tax expense was $30.2 million, compared to $25.4 million for the 2005 nine months. The effective tax rates for the 2006 third quarter and the 2006 nine months were 34.2% and 34.5%, respectively, compared to 34.4% and 34.2% for the same periods of 2005. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on September 30, 2006. Loans and leases, net of unearned income, were $4.87 billion, or 70.9% of total assets at September 30, 2006, compared to $4.14 billion, or 69.9%, at December 31, 2005. Loans and leases grew $730.1 million, or 17.6%, during the 2006 nine months, compared to year-end 2005. Organic growth totaled $346.3 million and the remaining $383.8 million of loan and lease growth was a result of the Florida Choice acquisition. During the 2006 third quarter, loans and leases grew by $61.9 million, or 1.29%. Loan production has decreased due to a decrease in construction and housing related activity in many of the markets served by Alabama National. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	September 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$328,232	6.73%	$287,014	6.92%
Real estate:
Construction	1,606,945	32.94	1,225,451	29.55
Mortgage - residential	1,132,242	23.20	1,092,514	26.34
Mortgage - commercial	1,347,764	27.62	1,100,794	26.54
Mortgage - other	17,187.35		9,828.24
Consumer	80,984	1.66	82,908	2.00
Lease financing receivables	71,514	1.47	62,423	1.50
Securities brokerage margin loans	19,743.40		17,928.43
Other	274,344	5.63	268,879	6.48

Total gross loans and leases	4,878,945	100.00%	4,147,739	100.00%

Unearned income	(4,701)		(3,644)

Total loans and leases, net of unearned income	4,874,244		4,144,095
Allowance for loan and lease losses	(61,354)		(52,815)

Total net loans and leases	$4,812,890		$4,091,280

The carrying value of investment securities increased $106.4 million during the 2006 nine months, as compared to the balance at December 31, 2005. During the 2006 nine months, Alabama National purchased $175.0 million of investment securities and received $68.7 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $35.0 million in the 2006 nine months compared to year-end 2005. During the 2006 nine months, purchases of available for sale securities totaled $27.6 million, maturities, calls, and sales of available for sale securities totaled $43.0 million. The change in the unrealized losses on available for sale securities decreased $0.7 million, net of income taxes, during the 2006 nine months. The acquisition of Florida Choice during the 2006 second quarter increased the available for sale securities balance by $27.3 million.

Trading account securities, which had a balance of $1.3 million at September 30, 2006, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $64.4 million at September 30, 2006 and $70.5 million at December 31, 2005.

Deposits and Other Funding Sources

Deposits increased by $447.7 million from December 31, 2005, to $4.79 billion at September 30, 2006. Organic growth during the 2006 nine months totaled $66.9 million, while the acquisition of Florida Choice contributed $380.8 million to deposit growth in the 2006 nine months. During the 2006 third quarter, deposits actually decreased by $65.0 million due to increased competition in the markets served by Alabama National and a slow down in construction and housing related activity in many of the Alabama National’s markets. At September 30, 2006, deposits included $112.3 million of brokered time deposits, compared to $126.6 million at December 31, 2005.

Federal funds purchased and securities sold under agreements to repurchase totaled $711.3 million at September 30, 2006, an increase of $165.9 million from December 31, 2005. Alabama National continues to focus on expanding its Investment Services Division relationships with correspondent banks. The majority of the increase in federal funds purchased is related to federal funds sold to Alabama National by Investment Services Division correspondent bank customers. These balances typically vary with liquidity, loan demand, and investment securities purchases at downstream correspondents. Short-term borrowings at September 30, 2006 totaled $229.6 million, including a note payable to a third party bank of $7.8 million and advances from the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) totaling $221.8 million. Due to the reduction in deposits during the 2006 third quarter, Alabama National used additional short-term borrowings from the FHLB of Atlanta to fund loan growth during the 2006 third quarter.

Alabama National’s short-term borrowings at September 30, 2006 and December 31, 2005 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	September 30, 2006	December 31, 2005
Note payable to third party bank under secured master note agreement; rate varies with LIBOR and was 5.98% at September 30, 2006; collateralized by the stock in a subsidiary bank of the Company.	$7,800	$—

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 5.61% and 4.44% at September 30, 2006 and December 31, 2005, respectively.	102,335	10,700

FHLB borrowings due at dates ranging from October 13, 2006 to March 23, 2007; bearing interest at fixed and variable rates ranging from 2.93% to 5.48%.	119,500	24,000

Total short-term borrowings	$229,635	$34,700

Alabama National’s long-term debt at September 30, 2006 and December 31, 2005 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	September 30, 2006	December 31, 2005
FHLB borrowings due at various maturities ranging from January 29, 2008 through May 23, 2016 at September 30, 2006; at December 31, 2005, maturities ranged from March 26, 2008 to November 23, 2015; bearing interest at fixed and variable rates ranging from 2.91% to 6.00% at September 30, 2006, and bearing interest at fixed and variable rates ranging from 2.05% to 6.00% at December 31, 2005; fixed rate advances are convertible to variable rate advances at the option of the FHLB at dates ranging from October 23, 2006 to March 19, 2009.	$308,959	$315,636

Note payable to third party bank under revolving note agreement; principal is due March 21, 2009; interest rate varies with LIBOR and was 6.13% at September 30, 2006; collateralized by the stock in a subsidiary bank of the Company.	16,000	—

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to September 26, 2033; rates vary quarterly with LIBOR and ranged from 8.42% to 8.99% at September 30, 2006; at December 31, 2005 rates ranged from 7.58% to 8.10%.	53,610	53,610

Total long-term debt	$378,569	$369,246

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At September 30, 2006, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At September 30, 2006, nonperforming assets totaled $8.7 million, compared to $7.1 million at year-end 2005. Nonperforming assets as a percentage of loans plus other real estate were 0.18% at September 30, 2006, compared to 0.17% at December 31, 2005. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	September 30, 2006	December 31, 2005
Nonaccrual loans	$8,344	$6,446
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	8,344	6,446

Other real estate owned	381	623

Total nonperforming assets	$8,725	$7,069

Allowance for loan and lease losses to period-end loans	1.26%	1.27%

Allowance for loan and lease losses to period-end nonperforming loans	735.31	819.35

Allowance for loan and lease losses to period-end nonperforming assets	703.20	747.14

Net charge-offs to average loans (1)	0.02	0.04

Nonperforming assets to period-end loans and other real estate owned	0.18	0.17

Nonperforming loans to period-end loans	0.17	0.16

(1)	Excludes average loans held for sale.

Net loan charge-offs for the 2006 nine months totaled $833,000, or 0.02% (annualized) of average loans and leases for the period (excluding loans held for sale). The allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.26% at September 30, 2006, compared to 1.27% at December 31, 2005. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Allowance for loan and lease losses at beginning of period	$60,739	$49,637	$52,815	$46,584

Charge-offs:
Commercial, financial and agricultural	359	223	811	492
Real estate - mortgage	106	212	257	471
Consumer	383	356	798	846

Total charge-offs	848	791	1,866	1,809

Recoveries:
Commercial, financial and agricultural	139	191	398	458
Real estate - mortgage	87	58	122	99
Consumer	107	144	513	372

Total recoveries	333	393	1,033	929

Net charge-offs	515	398	833	880
Provision for loan and lease losses	1,130	2,440	4,293	5,975
Additions to allowance through acquisitions	—	—	5,079	—

Allowance for loan and lease losses at end of period	$61,354	$51,679	$61,354	$51,679

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses, internal credit ratings and other related factors. Based on this analysis, management considers the allowance for loan and lease losses at September 30, 2006 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at September 30, 2006, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	September 30, 2006
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans and leases (1)	$2,710,913	$522,275	$913,916	$742,980	$4,890,084
Securities (2)	48,555	172,491	503,307	440,720	1,165,073
Trading securities	1,295				1,295
Interest-bearing deposits in other banks	11,669				11,669
Funds sold	64,395	—	—	—	64,395

Total interest-earning assets	$2,836,827	$694,766	$1,417,223	$1,183,700	$6,132,516

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$593,237	$—	$—	$519,401	$1,112,638
Savings and money market deposits	516,307			409,243	925,550
Time deposits (3)	386,068	1,138,976	335,441	149,159	2,009,644
Funds purchased	711,258				711,258
Short-term borrowings	221,135	8,500			229,635
Long-term debt	139,610	—	156,000	82,959	378,569

Total interest-bearing liabilities	$2,567,615	$1,147,476	$491,441	$1,160,762	$5,367,294

Period gap	$269,212	$(452,710)	$925,782	$22,938

Cumulative gap	$269,212	$(183,498)	$742,284	$765,222	$765,222

Ratio of cumulative gap to total earning assets	4. 39%	-2.99%	12.10%	12.48%

(1)	Excludes nonaccrual loans of $8.34 million.
(2)	Excludes available for sale equity securities of $42.8 million.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. As shown in the table above, Alabama National is liability sensitive on a cumulative basis though twelve months. Alabama National remains asset sensitive in total but is less asset sensitive than modeled in previous periods. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At September 30, 2006, mortgage backed securities with a carrying value of $864.1 million, or 12.6% of total assets, and essentially every loan and lease, net of unearned income (totaling $4.87 billion, or 70.9% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $4.79 billion, or 69.7% of total assets, at September 30, 2006. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

(Amounts in thousands)

Change in Prevailing Interest Rates (1)	As of September 30, 2006 % Change in Net Interest Income	As of December 31, 2005 % Change in Net Interest Income
+200 basis points	(0.12)%	1.66%
+100 basis points	0.10	0.70
0 basis points	—	—
-100 basis points	(0.86)	(2.15)
-200 basis points	(3.25)	(4.38)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 101.7% at September 30, 2006, compared to 95.4% at year-end 2005. Alabama National’s liquid assets as a percentage of total deposits were 5.7% at September 30, 2006, compared to 6.4% at year-end 2005. At September 30, 2006, Alabama National had unused federal funds lines of approximately $185.5 million, unused lines at the Federal Home Loan Bank of Atlanta of $1.4 billion and a credit line with a third party bank of $10.0 million with $7.8 million outstanding. Alabama National also has access to approximately $91.7 million via a credit facility with the Federal Reserve Bank of Atlanta. At September 30, 2006 and year-end 2005 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $134.2 million from December 31, 2005, to $706.1 million at September 30, 2006. This increase was attributable to the following components (in thousands):

Net income	$57,303
Dividends	(20,415)
Issuance of stock for option exercises and other stock based compensation	(325)
Additional paid in capital related to stock based compensation	1,754
Excess tax benefit from share based-compensation	866
Issuance of stock in purchase business combinations	94,346
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	705

Net increase	$134,234

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at September 30, 2006. Under the capital guidelines of their regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest rated institutions. The following table sets forth the risk-based and leverage ratios of Alabama National and each Bank at September 30, 2006:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	10.40%	11.58%	8.23%

First American Bank	10.62	11.78	8.27
Indian River National Bank	12.12	13.27	8.12
First Gulf Bank, N.A.	9.06	10.28	7.43
Florida Choice Bank	8.90	10.10	8.85
Community Bank of Naples, N.A.	10.60	11.85	8.68
Public Bank	10.33	11.47	8.51
Georgia State Bank	10.13	11.23	8.06
CypressCoquina Bank	11.48	12.57	9.83
Millennium Bank	10.12	11.36	7.85
Bank of Dadeville	14.42	15.67	7.46
Alabama Exchange Bank	16.16	17.42	7.91
Required minimums	4.00	8.00	4.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4. Controls and Procedures.

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Alabama National’s disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2006, the end of the quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures were effective as of September 30, 2006.

There was no change in Alabama National’s internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

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

Exhibit 3.3 -	Amended and Restated Bylaws (filed as Exhibit 3.2 to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10.1 –	Amendment Number Two to the Alabama National BanCorporation 1999 Long Term Incentive Plan.

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: November 9, 2006	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: November 9, 2006	/s/ William E. Matthews, V
William E. Matthews, V, its Executive Vice President and Chief Financial Officer