Form 10-K
period 2006-12-31
ALABAMA NATIONAL BANCORPORATION
filed 2007-03-01
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-25160

ALABAMA NATIONAL BANCORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-1114426
(State of incorporation)	(IRS employer identification number)

1927 First Avenue North, Birmingham, Alabama	35203-4009
(Address of principal executive offices)	(Zip Code)

205-583-3600

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $1.00 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2006 was $1,037,905,370.

As of February 26, 2007 the registrant had outstanding 20,589,849 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 23, 2007 are incorporated by reference into Part III of this Form 10-K.

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

•

The ability of Alabama National to achieve the expected operating results related to the acquired operations of recently-completed and future acquisitions (including Florida Choice Bank and The Peachtree Bank), which depends on a variety of factors, including (i) the ability of Alabama National to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to Alabama National’s corporate culture, including the ability to instill Alabama National’s credit practices and efficient approach to the acquired operations, (iii) the continued growth of the markets in which Alabama National operates consistent with recent historical experience, and (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies.

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

Alabama National BanCorporation (“Alabama National” or “the Company”) is a Delaware bank holding company with its principal place of business in Birmingham, Alabama, and its main office located at 1927 First Avenue North, Birmingham, Alabama 35203 (Telephone Number: (205) 583-3600). Alabama National is currently the parent of twelve banks (the “Banks”), summarized below.

Bank	Principal Markets	Total Assets at December 31, 2006
1. First American Bank	Birmingham Metropolitan Area, Decatur/Huntsville/Athens, Talladega, and Auburn/Opelika, Alabama	$2,998,000,000
2. Indian River National Bank	Indian River and Brevard Counties, Florida	$797,738,000
3. First Gulf Bank, N.A.	Pensacola and Panama City, Florida and Baldwin County, Alabama	$654,227,000
4. The Peachtree Bank	Metropolitan Atlanta, Georgia	$576,749,000
5. Florida Choice Bank	Metropolitan Orlando and Ocala, Florida	$536,358,000
6. Community Bank of Naples, N.A.	Naples, Florida	$428,966,000
7. Public Bank	Metropolitan Orlando and Lake County, Florida	$424,008,000
8. Georgia State Bank	Metropolitan Atlanta, Georgia	$408,920,000
9. CypressCoquina Bank	Ormond Beach, Florida	$310,266,000
10. Millennium Bank	Gainesville, Florida	$189,990,000
11. Bank of Dadeville	Dadeville, Alabama	$83,607,000
12. Alabama Exchange Bank	Tuskegee, Alabama	$80,516,000

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

Subsidiary Banks

Alabama National operates through 12 subsidiary Banks which have a total of 102 banking offices and six loan/mortgage origination offices in the states of Alabama, Georgia and Florida. The Banks focus on traditional consumer, residential mortgage, commercial and real estate construction lending, and equipment leasing to customers in their market areas. The Banks also offer a variety of deposit programs to individuals and small businesses and other organizations at interest rates generally consistent with local market conditions.

Alabama National’s Wealth Management division offers trust, financial planning, investment management, and securities brokerage services to institutional and individual customers. Trust, financial planning, and investment management services are offered through First American Bank’s Trust and Asset Management division. In addition, NBC Securities, Inc. offers investment advisory and securities brokerage services at a number of locations of the Banks. Commercial mortgage services, including the origination of permanent commercial real estate mortgage loans for various lenders, are provided by Byars and Company, a division of First American Bank. Property and casualty insurance services are offered at a number of the locations of the Banks by ANB Insurance Services, Inc., a subsidiary of First American Bank. In addition, the Banks offer individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler’s checks, money orders and cashier’s checks.

Lending Activities

General

Through the Banks, Alabama National offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Banks’ market areas. Alabama National’s total loans, net of unearned income, at December 31, 2006, were approximately $5.5 billion, or approximately 80% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Alabama National has no “foreign loans” (other than approximately $2 million of factored receivables) or loans for “highly leveraged transactions,” as such terms are defined by applicable banking regulations.

Loan Portfolio

Real Estate Loans.    Loans secured by real estate are the primary component of Alabama National’s loan portfolio, constituting approximately $4.6 billion, or 84.1% of total loans, net of unearned income, at December 31, 2006. The Banks originate consumer and commercial related real estate purpose loans. Also, the Banks often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for most real estate secured loans. Furthermore, the Banks have adopted the Interagency Supervisory Real Estate Loan-to-Value Limits issued by the federal regulators as the maximum allowable loan-to-value ratio; however, exceptions are permitted provided justification is supported by sufficient mitigating factors.

Real estate lending activities consist of the following:

•

The primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have fixed rates for up to five years, with maturities of 25 to 30 years. Also, the Banks originate home equity lines of credit secured by residential property. These loans are typically made on a variable rate basis with maturities up to 15 years.

•

The Banks’ commercial real estate term loans accrue at either variable or fixed rates. The variable rates approximate current market rates. Amortizations are typically no more than 25 years with maturity dates generally five years or less.

•	Construction and land development loans are typically made on a variable rate basis. Loan terms usually do not exceed twenty-four months.

•

The Banks originate residential loans for sale into the secondary market. Such loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate, borrower qualification and documentation. Such loans are generally made under a commitment to purchase from a loan purchaser. The Banks generally collect from the borrower or purchaser a combination of the origination fee, discount points and/or service release fee. During 2006, the Banks sold approximately $665 million in loans to such purchasers.

Consumer Loans.    Consumer lending includes installment lending to individuals in the Banks’ market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $94.6 million, or 1.7% of Alabama National’s loan portfolio, at December 31, 2006. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

Commercial and Financial Loans.    The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Banks attempt to reduce their credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, the Banks have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory, and up to 100% on loans secured by equipment. The Banks also make some unsecured commercial loans and offer equipment leasing. Commercial and financial loans constituted $401.1 million, or 7.3% of Alabama National’s loan portfolio, at December 31, 2006. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

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

Risk Ratings.    Loan officers are directly responsible for monitoring the risk in their respective portfolio. On commercial loans, risk grades are assigned by the loan officer for the probability of default and for loss in the event of default following analysis of borrower characteristics and external economic factors. However, on consumer loans, risk grades are determined by a borrower’s credit score and personal debt ratio.

Loan Review.    Alabama National’s Loan Review Department (“LRD”), which is wholly independent of the lending function, serves as a validation of each loan officer’s risk monitoring and assigned risk ratings. Alabama National maintains a continuous loan review system for First American Bank, Indian River National Bank, Florida Choice Bank, The Peachtree Bank and First Gulf Bank. For the other Banks, a scheduled review system is in place. LRD’s primary function is to provide the Board of Directors of each Bank with a thorough understanding of the credit quality of such Bank’s loan portfolio. Other review requirements are in place to provide management with early warning systems for problem loans as well as compliance with stated lending policies. LRD’s findings are reported, along with an asset quality review, to the Alabama National Board of Directors at each bi-monthly meeting.

Deposits

The principal sources of funds for the Banks are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts which customers use for cash management and which provide the Banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Banks are certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in the Banks’ market areas. Alabama National does utilize brokered certificate of deposits to supplement its market funding sources when funding needs or pricing warrant the use of wholesale funding.

Deposit rates are reviewed weekly by senior management of each of the Banks. Management at Alabama National believes that the rates the Banks offer are competitive with those offered by other institutions in the Banks’ market areas. Alabama National also focuses on customer service to attract and retain deposits.

Investment Services

First American Bank operates an investment department devoted primarily to servicing correspondent banks’ investment needs. Services provided by the investment department include the sale of fixed income securities, asset/liability consulting, safekeeping and bond accounting.

Wealth Management Division

The Company’s Wealth Management division offers trust, financial planning, investment management, and securities brokerage services to institutional and individual customers. Trust, financial planning, and investment management services are offered through First American Bank’s Trust and Asset Management Division. In addition, NBC Securities, Inc. offers investment advisory and securities brokerage services at a number of locations of the Banks. These services include the sale of stocks, bonds, mutual funds, annuities, margin loans, other insurance products and financial advisory services including those provided by outside money managers through separately-managed accounts. As of December 31, 2006, NBC Securities had a total of approximately 76 investment representatives and advisors located in 41 offices in Alabama, Florida, Georgia and Tennessee.

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

Market Areas and Growth Strategy

Alabama National currently conducts business through 45 banking locations in Alabama, 44 banking locations in Florida and 13 banking locations in Georgia. Approximately 99% of the Banks’ deposits are in metropolitan statistical areas.

Alabama National intends to pursue expansion into attractive, high growth markets in Florida, Georgia and Alabama through acquisitions of community banks and branch locations and through bank expansions. Since 1995, Alabama National has successfully integrated 13 bank acquisitions and two separate branch acquisitions. Alabama National focuses its acquisition strategy on high quality community banks with proven management teams that view Alabama National as a partner, rather than as an exit strategy. Alabama National’s strategy is to maintain the management team of each acquired bank, allowing it to retain its local entrepreneurial identity and decision making, while simultaneously creating efficiencies in the administrative and back office operations of the bank.

In Alabama, Alabama National focuses its operations in three principal market areas: north Alabama (Decatur-Huntsville market); the metropolitan Birmingham area and east central Alabama; and Baldwin County (located on the Gulf Coast between Mobile, Alabama and Pensacola, Florida). In Florida, Alabama National focuses its operations in seven principal market areas: Pensacola and Panama City (located in the Florida panhandle); the Gainesville metropolitan area; the Orlando metropolitan area; Ocala; the coastal Atlantic counties of Indian River and Brevard (including the Port St. Lucie metropolitan area); the Palm Coast / Ormond Beach region; and the Naples and Fort Myers metropolitan areas. In Georgia, Alabama National focuses its operations in the greater-Atlanta counties of Cobb, Douglas, Paulding, Gwinnett and Fulton.

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

In 2004, Alabama National completed the acquisitions of two additional Florida banks: Cypress Bank in Palm Coast and Indian River National Bank in Vero Beach. Palm Coast, located in Flagler County, has experienced strong growth in population and bank deposits. Indian River serves the coastal Atlantic counties of Indian River and Brevard through eight locations in Vero Beach, Sebastian, Melbourne, Palm Bay and Rockledge, Florida. In July 2004, Alabama National acquired Coquina Bank of Ormond Beach, Florida. Coquina Bank subsequently merged with Cypress Bank in August 2004 to form CypressCoquina Bank.

In April 2006, Alabama National acquired Florida Choice Bank, with six offices in the greater Orlando, Florida market and one office in Ocala, Florida. In October 2006 Alabama National acquired The Peachtree Bank, with four offices in the north central Atlanta metropolitan area.

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

Alabama National continuingly explores expansion into lines of business closely related to banking and will pursue such expansion if it believes such lines could be profitable without causing undue risk to Alabama National. First American Bank operates a commercial leasing division which currently focuses on machinery and equipment leases to business customers. ANB Insurance Services, Inc., Alabama National’s full service independent property and casualty insurance agency headquartered in Decatur, Alabama, has agents in most of the markets serviced by the Banks. Alabama National has also expanded its securities brokerage unit, NBC Securities, Inc., by locating investment representatives in offices of several of Alabama National’s subsidiary Banks as well as in offices of some correspondent banks. It has also added investment representatives in other non-bank locations when opportunities have arisen. In September 2005, Alabama National entered the commercial mortgage banking business with the acquisition of Byars and Company, now a division of First American Bank. Byars originates and services commercial mortgage loans for life insurance companies and commercial mortgage conduits.

While Alabama National plans to continue its growth as described above, there is no assurance that its efforts will be successful.

Employees

As of December 31, 2006, Alabama National and the Banks together had approximately 1,789 full-time equivalent employees. None of these employees is a party to a collective bargaining agreement. Alabama National considers its relations with its employees to be good.

Supervision and Regulation

Alabama National and the Banks are subject to state and federal banking laws and regulations, which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Alabama National and the Banks.

Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following in 1991 with the Federal Deposit Insurance Corporation Act (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. The operations of Alabama National and the Banks may be affected by legislative changes and the policies of various regulatory authorities. Alabama National and the Banks are unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

As a registered bank holding company, Alabama National is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and to inspection, examination and supervision by the Federal Reserve. The Banks are subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain allowances against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

Under the BHCA, Alabama National may not generally engage in activities or acquire more than 5% of any class of voting securities of any company engaged in activities other than banking or activities that are closely related to banking. However, a bank holding company that has elected to be treated as a financial holding company may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the Federal Reserve alone, or together with the Secretary of the Department of the Treasury. Alabama National has not elected financial holding company status. See “Gramm-Leach-Bliley Act” beginning on page 12 below.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”)

Under Riegle-Neal, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. A bank may establish branches across state lines by merging with a bank in another state (unless applicable state law prohibits such interstate mergers), provided that certain conditions are met. A bank may also establish a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits such interstate de novo branching and certain other conditions are met.

Bank Holding Company Support of Subsidiary Banks

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. All of the Banks are FDIC-insured depository institutions. Any capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulatory Capital Requirements

Alabama National is required to comply with the capital adequacy standards established by the Federal Reserve, and the Banks must comply with similar capital adequacy standards established by the OCC, FDIC and the Federal Reserve, as applicable. Failure to meet capital adequacy standards could subject Alabama National or the Banks to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC and certain other restrictions on its business. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies. In general, the agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Alabama National and the Banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, a total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and a Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.

The Federal Reserve has adopted rules to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Affiliate Transactions

The Banks are subject to Regulation W, which comprehensively implemented statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A of the Federal Reserve Act place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Banks’ “affiliates” are Alabama National and Alabama National’s non-bank subsidiaries.

Regulation W and Section 23B of the Federal Reserve Act prohibit, among other things, a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act (“CRA”)

The CRA requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Each of the Banks received at least a satisfactory rating in its most recent evaluation.

Dividends

There are various legal and regulatory limits on the extent to which banks may pay dividends or otherwise supply funds to their holding companies. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends, and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

In addition to the limitations placed on the payment of dividends at the holding company level, there are various legal and regulatory limits on the extent to which the Banks may pay dividends or otherwise supply funds to Alabama National. The Banks located and chartered in Alabama, Florida and Georgia are subject to the laws and regulations of those states, which place certain restrictions on the payment of dividends. Additionally, the state chartered Banks that are members of the Federal Reserve System are subject to the regulations of the Federal Reserve Board, while Alabama National’s national chartered Banks are subject to the regulations of the OCC. Both the Federal Reserve and OCC place certain restrictions on the payment of dividends.

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

Florida law places similar restrictions on the payment of dividends. Florida chartered banks are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from their capital under certain circumstances without the prior approval of the Florida Department of Financial Services. Except with the prior approval of the Department of Financial Services, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, Florida banks are required to transfer at least 20 percent of their net income to surplus until their surplus equals the amount of paid-in capital.

For Georgia chartered banks, a bank must have approval of the Georgia Department of Banking and Finance to pay cash dividends if, at the time of such payment: (i) the ratio of Tier I capital to adjusted total assets is less than 6 percent; (ii) the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50 percent of its net after-tax profits for the previous calendar year; or (iii) its total classified assets in its most recent regulatory examination exceeded 80 percent of its Tier 1 capital plus its allowance for loan losses, as reflected in the examination.

In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank’s retained net income for the current year plus retained net income for the preceding two years. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System (sometimes referred to as a state member bank), if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand.

Federal and state banking regulations applicable to us and our Bank subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See “Regulatory Capital Requirements” on page 10 above and Note 19 to the Consolidated Financial Statements of Alabama National and Subsidiaries included in this Annual Report on Form 10-K beginning at page F-1.

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

Gramm-Leach-Bliley Act (“Gramm-Leach-Bliley”)

Gramm-Leach-Bliley, which became effective in 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed and has at least a satisfactory rating under the CRA. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. At this time, Alabama National has not registered to become a financial holding company.

Gramm-Leach-Bliley broadly defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve has determined to be closely related to banking. Gramm-Leach-Bliley also permits the Federal Reserve, in consultation with the Department of the Treasury, to determine that other activities are “financial in nature” and are therefore permissible for financial holding companies. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature (other than insurance underwriting, insurance company portfolio investment, merchant banking, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank at issue has a CRA rating of satisfactory or better. Bank holding companies that have not become financial holding companies are prohibited from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Gramm-Leach-Bliley preserves the role of the Federal Reserve as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, Gramm-Leach-Bliley replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks.

Gramm-Leach-Bliley also establishes a minimum federal standard of financial privacy. In general, the applicable regulations issued by the various federal regulatory agencies prohibit affected financial institutions (including banks, insurance agencies and broker/dealers) from sharing information about their customers with non-affiliated third parties unless (i) the financial institution has first provided a privacy notice to the customer; (ii) the financial institution has given the customer an opportunity to opt out of the disclosure; and (iii) the customer has not opted out after being given a reasonable opportunity to do so.

USA Patriot Act

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution.

Other

As a registered broker-dealer and investment advisor, NBC Securities is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other self-regulatory organizations, which may affect its manner of operation and profitability.

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

John H. Holcomb, III—Age 55—Chairman and Chief Executive Officer. Mr. Holcomb has served as Chairman and Chief Executive Officer of Alabama National since 1996. Mr. Holcomb served as Chief Executive Officer of National Bank of Commerce of Birmingham (“NBC”) from 1990 to 2005. Effective 2005, Mr. Holcomb began serving as Chairman of the Board of First American Bank.

Dan M. David—Age 61—Vice Chairman. Mr. David has served as Vice Chairman of Alabama National since 1997 when First American Bancorp merged with and into Alabama National. Mr. David also serves as Vice Chairman of First American Bank, a position he has held since 2005. From 1995 to 2005, Mr. David served as Chairman and Chief Executive Officer of First American Bank. Mr. David served as Chairman and Chief Executive Officer of First American Bancorp from 1995 through 1997.

Richard Murray, IV—Age 44—President and Chief Operating Officer. Mr. Murray has served as President and Chief Operating Officer of Alabama National since 2000. Prior to such time, Mr. Murray served as Executive Vice President of Alabama National beginning in 1998. Mr. Murray also serves as Vice Chairman of First American Bank, a position he has held since 2005. Mr. Murray served as Executive Vice President of NBC from 1997 to 2005.

William E. Matthews, V—Age 42—Executive Vice President and Chief Financial Officer. Mr. Matthews has served as Executive Vice President and Chief Financial Officer of Alabama National since 1998. Mr. Matthews also serves as Executive Vice President and Chief Financial Officer of First American Bank, positions he has held since 2005. Mr. Matthews served as Executive Vice President and Chief Financial Officer of NBC from 1998 to 2005. Prior to that date, Mr. Matthews served as Senior Vice President of NBC beginning in 1996.

John R. Bragg—Age 45—Executive Vice President. Mr. Bragg has served as Executive Vice President of Alabama National since 1998. Mr. Bragg also serves as Executive Vice President of First American Bank, a position he has held since 2005. Mr. Bragg served as Executive Vice President of NBC from 1997 to 2005. Mr. Bragg served as Senior Vice President of NBC from 1992 until 1997.

James R. Thompson, III—Age 47—First American Bank’s President and Chief Executive Officer. Mr. Thompson has served as President and Chief Executive Officer of First American Bank, the largest subsidiary of Alabama National, since 2005. Prior to that date, Mr. Thompson served as President and Chief Operating Officer of First American Bank beginning in 1994.

Shelly S. Williams—Age 44—Senior Vice President and Controller. Ms. Williams has served as Senior Vice President and Controller of Alabama National since 2000. Ms. Williams also serves as Senior Vice President and Chief Accounting Officer of First American Bank, positions she has held since 2005. Ms. Williams served as Senior Vice President and Controller of NBC from 2000 to 2005. Ms. Williams served as Vice President and Controller of NBC from 1997 through 2000, and as Assistant Vice President and Assistant Controller of NBC from 1996 to 1997.

William R. Ireland, Jr.—Age 49—Executive Vice President and Chief Risk Management Officer. Mr. Ireland has served as Executive Vice President and Chief Risk Management Officer of Alabama National and Executive Vice President of First American Bank since 2005. Mr. Ireland also serves as Loan Review and Compliance Officer of First American Bank, a position he has held since 1990. Mr. Ireland served as Senior Vice President of Alabama National from 1993 through 2005.

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

We have grown substantially in the past several years from approximately $2.03 billion in total assets at December 31, 1999 (as restated for a 2001 pooling-of-interests transaction) to approximately $7.67 billion in total assets at December 31, 2006. This growth has been achieved through a combination of internal growth and acquisitions. Our future profitability will depend in part on our continued ability to grow. We may not be able to sustain our historical rate of growth or may not be able to grow our business at all in the future. We may also not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for additional acquisitions in the future. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to acquire additional bank subsidiaries or open or acquire new branch offices.

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

Our directors and executive officers, as a group, beneficially owned approximately 17.6% of our common stock outstanding as of February 26, 2007. As a result of their beneficial ownership, directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

We make and hold in our loan portfolio a significant number of construction loans, which may pose more credit risk than other types of real estate loans.

We offer residential and commercial construction programs for builders and developers, which constituted 34.8% of our loan portfolio as of December 31, 2006. Builder construction loans are considered more risky than other types of real estate loans. While we believe we have established adequate reserves to cover the credit risk associated with our construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely affect our earnings.

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

A decrease in the market for real estate could harm our revenues and profitability.

A significant percentage of our assets is secured by residential and commercial real estate mortgages. Our financial results may be adversely affected by changes in prevailing economic conditions, particularly decreases in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for our loans and investments. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may earn less income than real estate loans.

We cannot guarantee that we will pay dividends to stockholders in the future.

Our principal business operations are conducted through our subsidiary banks. Cash available to pay dividends to our stockholders is derived primarily, if not entirely, from dividends paid by the subsidiary banks. The ability of the subsidiary banks to pay dividends, as well as our ability to pay dividends to our stockholders, will continue to be subject to and limited by the results of operations of the subsidiary banks and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to our payment of dividends to stockholders. There can be no assurance of whether or when we may pay dividends to our stockholders.

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

Alabama National, through the Banks, currently operates 102 banking offices, 6 loan/mortgage origination offices, 5 operations offices and two insurance offices. Of these offices, Alabama National, through the Banks, owns 78 banking offices without encumbrance and leases an additional 24 banking offices and its 6 loan/mortgage origination offices. Of its 5 operations offices, 3 are owned without encumbrance and 2 are leased. ANB Insurance Services, Inc. owns one of its offices without encumbrance, and leases its other office. Alabama National, through First American Bank, leases its principal administrative offices, which are located at 1927 First Avenue North, Birmingham, Alabama. See Notes 7 and 10 to the Consolidated Financial Statements of Alabama National and Subsidiaries included in this Annual Report on Form 10-K beginning at page F-1 for additional information regarding Alabama National’s premises and equipment.

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

At February 26, 2007 Alabama National had approximately 2,728 stockholders of record (including shares held in “street” names by nominees who are record holders) and 20,589,849 shares of common stock outstanding. Alabama National’s common stock is listed on the Nasdaq Global Select Market under the symbol “ALAB.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for Alabama National’s common stock on the Nasdaq Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2005
First Quarter	$65.59	$59.61	$0.3375
Second Quarter	66.44	55.51	0.3375
Third Quarter	70.49	62.26	0.3375
Fourth Quarter	68.00	59.35	0.3375

2006
First Quarter	$70.26	$64.55	$0.375
Second Quarter	70.80	64.78	0.375
Third Quarter	70.09	65.48	0.375
Fourth Quarter	70.00	65.70	0.375

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

The last reported sales price of Alabama National’s common stock as reported on the Nasdaq Global Select Market on February 26, 2007 was $73.71.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except ratios and per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Interest income	$433,667	$309,260	$229,186	$178,631	$178,147
Interest expense	199,559	109,413	65,934	57,668	65,313

Net interest income	234,108	199,847	163,252	120,963	112,834
Provision for loan and lease losses	5,393	7,615	4,949	5,931	7,956

Net interest income after provision for loan and lease losses	228,715	192,232	158,303	115,032	104,878
Net securities (losses) gains	(1,250)	72	—	46	35
Noninterest income	79,540	71,651	72,785	78,258	61,129
Noninterest expense	185,194	162,480	148,322	131,892	113,605

Income before income taxes	121,811	101,475	82,766	61,444	52,437
Provision for income taxes	41,995	34,802	28,122	20,398	16,735

Net income	$79,816	$66,673	$54,644	$41,046	$35,702

Balance Sheet Data:
Total assets	$7,671,274	$5,931,673	$5,315,869	$3,820,112	$3,316,168
Earning assets	6,856,309	5,385,824	4,841,255	3,512,744	3,034,980
Securities	1,265,774	1,136,487	1,200,407	810,227	700,333
Loans held for sale	27,652	14,940	22,313	16,415	51,030
Loans and leases, net of unearned income	5,456,136	4,144,095	3,495,701	2,659,440	2,191,394
Allowance for loan and lease losses	68,246	52,815	46,584	36,562	32,704
Deposits	5,567,603	4,343,264	3,934,723	2,753,749	2,330,395
Short-term debt	161,830	34,700	30,500	41,150	152,100
Long-term debt	402,399	369,246	393,688	332,393	240,065
Stockholders’ equity	853,623	571,879	529,543	279,418	234,492

Weighted Average Shares Outstanding—Diluted	19,147	17,445	16,100	12,957	12,683

Per Common Share Data:
Net income—diluted	$4.17	$3.82	$3.39	$3.17	$2.81
Book value (period end)	41.51	33.40	31.15	21.76	18.95
Tangible book value (period end) (4)	25.41	24.20	21.99	18.99	17.28
Dividends declared	1.50	1.35	1.25	1.14	1.00
Dividend payout ratio—diluted	35.97%	35.34%	36.87%	35.96%	35.59%

Performance Ratios:
Return on average assets	1.18%	1.18%	1.13%	1.14%	1.18%
Return on average equity	11.36	12.11	12.15	15.89	16.01
Net interest margin (1)	3.84	3.90	3.71	3.65	4.07
Net interest margin (taxable equivalent) (1)	3.88	3.93	3.74	3.68	4.11

Asset Quality Ratios:
Allowance for loan and lease losses to period end loans (2)	1.25%	1.27%	1.33%	1.37%	1.49%
Allowance for loan and lease losses to period end nonperforming loans (3)	624.91	819.35	575.75	372.44	318.07
Net charge-offs to average loans and leases (2)	0.02	0.04	0.06	0.13	0.18
Nonperforming assets to period end loans and leases and foreclosed property (2)(3)	0.21	0.17	0.28	0.40	0.59

Capital and Liquidity Ratios:
Average equity to average assets	10.40%	9.76%	9.29%	7.17%	7.36%
Leverage (4.00% required minimum)	7.95	8.29	8.44	7.73	7.52
Risk-based capital
Tier 1 (4.00% required minimum)	9.82	10.89	11.49	10.47	10.00
Total (8.00% required minimum)	10.98	12.10	12.74	11.73	11.26
Average loans and leases to average deposits	99.78	94.41	92.30	94.38	96.44

(1)	Net interest income divided by average earning assets.
(2)	Does not include loans held for sale.
(3)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest. It is Alabama National’s policy to place all loans on nonaccrual status when over ninety days past due.
(4)	“Tangible book value per share”, a financial measure determined other than in accordance with generally accepted accounting principles, is computed by dividing tangible book value by the total number of common shares outstanding. “Tangible book value” equals book value less goodwill and other intangible assets. Management believes that this measure is useful because it provides book value exclusive of goodwill and other intangible assets and because it is a measure used by many investors as part of their analysis of Alabama National. The following table sets forth a reconciliation of book value per share to tangible book value per share:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Book value (stockholders’ equity)	$853,623	$571,879	$529,543	$279,418	$234,492
Deduct: goodwill and other intangible assets	(331,118)	(157,429)	(155,682)	(35,587)	(20,622)
Tangible book value	522,505	414,450	373,861	243,831	213,870
Book value per common share	41.51	33.40	31.15	21.76	18.95
Effect of goodwill and intangible assets per share	(16.10)	(9.20)	(9.16)	(2.77)	(1.67)
Tangible book value per common share	$25.41	$24.20	$21.99	$18.99	$17.28

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The historical consolidated financial statements of Alabama National and the “FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA” are derived from the historical Consolidated Financial Statements of Alabama National which are included in this Annual Report beginning on page F-1. This discussion should be read in conjunction with those Consolidated Financial Statements and selected consolidated financial data and the other financial information included in this Annual Report.

Many of the comparisons of financial data from period to period presented in the following discussion have been rounded from actual values reported in the financial statements. The percentage changes presented herein are based on a comparison of the actual values recorded in the financial statements, not the rounded values.

Executive Summary

The purpose of this section is to provide a brief summary overview of 2006. Additional detail about the income statement and balance sheet is provided in the pages following this summary.

Income Statement

Alabama National reported $79.8 million in 2006 net income, a 19.7% increase from 2005, with diluted earnings per share growing 9.1% from $3.82 in 2005 to $4.17 in 2006. Alabama National has two components of revenue—net interest income and noninterest income. The primary reasons for increased net income in 2006 are the increase in net interest income and the income produced by two additional banks acquired during 2006, Florida Choice Bank and The Peachtree Bank. Strong loan growth during 2006 generated much of the increased net interest income, offset slightly by a decrease in the net interest margin.

Net interest income grew 17.1% to $234.1 million in 2006. The Company experienced a reduction in its net interest spread and in its net interest margin during 2006 of 0.21% and 0.06%, respectively. Alabama National experienced some margin compression beginning in the second quarter of 2006, with a flat to inverted yield curve negatively impacting its lending and investing margin. As short term rates rose without a corresponding increase in long term rates, the spread between the rate earned on loans, investments, and other earning assets and the rate paid on deposits and other interest-bearing liabilities contracted. Alabama National’s loan portfolio (excluding loans held for sale) grew by $1.31 billion, or 31.7%, during 2006. A significant portion of this growth was attributable to the two banks that the Company acquired during the year. Because loans are typically the Company’s highest yielding asset, this loan growth aided net interest income growth.

Noninterest income in 2006 increased by $6.6 million, or 9.2%, from 2005 levels. This category of income includes residential and commercial mortgage banking, wealth management services, investment services, insurance services, and service charges and other fees associated with traditional retail and commercial banking. The increase in noninterest income was led by wealth management (increase of $2.7 million, or 14.0%), commercial mortgage banking income ($1.8 million increase, or 334.5%), bank-owned life insurance ($0.8 million increase, or 25.8%), and insurance commissions ($0.5 million, or 14.0%). The largest increase in noninterest income was in the “other noninterest income” category, which includes debit and credit card income, letter of credit fees, gains on early extinguishment of borrowings, ATM fees and other types of noninterest income. Areas of declining noninterest income included service charges (down 2.7%, or $0.4 million) and residential mortgage gains on sale ($1.5 million decrease, or 12.2%). The wealth management division continues to experience growth in numbers of customers and client assets, both of which generally lead to increased revenue. The Company entered the commercial mortgage banking business in September 2005, so the 2006 increase in this area was primarily due to 2006 being the first full year of results for this business. In the other noninterest income area, credit and debit card income continues to grow from an increase in customers as well as increased use by existing customers. Residential mortgage activity declined in 2006 from prior year levels due to a general reduction in residential housing activity in the Company’s markets.

On the expense side, Alabama National’s noninterest expenses grew $22.8 million, or 14.0%, during 2006 as compared with 2005. The largest increase in noninterest expense was in salaries and employee benefits, which grew $11.4 million, or 13.3%. Occupancy and equipment expense grew by $3.0 million, or 17.0%. Increases in both of these areas are partially attributable to the Company’s growth and acquisitions, as new banks and new locations lead to increased staffing and occupancy expenses. The Company’s performance-based incentive compensation expense shrank in 2006, somewhat offsetting the increase in salary and employee benefits. Other operating expenses, which category includes such expenses as advertising, supplies and printing, and communication expenses, increased $4.2 million, or 10.2%, during 2006 as compared with 2005. Commission-based compensation expenses increased $2.5 million (16.2%) due to the increase in commission-based revenue.

Balance Sheet

Alabama National’s total assets grew $1.74 billion, or 29.3%, during 2006. This growth was due to a combination of normal growth in the Company’s subsidiary banks as well as the acquisition of two banks, Florida Choice Bank and The Peachtree Bank, during 2006. Florida Choice Bank and The Peachtree Bank had assets of approximately $449.4 million and $578.9 million, respectively, at the time of their acquisition. The largest asset growth in 2006 was in loans, which grew $1.31 billion, or 31.7%, over 2005 levels. Securities also grew $130 million, or 11.4%. Deposits grew $1.22 billion (28.2%) during 2006.

Asset Quality

Alabama National reported 2006 net charge-offs of $0.9 million, or 0.02% of average loans and leases, down from 2005’s $1.4 million (0.04% of average loans and leases). Nonperforming assets at December 31, 2006 were

$11.7 million (0.21% of period end loans and leases and foreclosed property), up from $7.1 million (0.17% of period end loans and leases and foreclosed property) at year end 2005. Potential problem loans increased to $29.6 million at December 31, 2006 from $24.5 million at December 31, 2005. Alabama National’s provision for loan and lease losses declined from $7.6 million in 2005 to $5.4 million in 2006. This decrease was due largely to credit quality measures and the reduced losses during the year. As a result of loan growth, net charge-offs and the provision for loan and lease losses, Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases declined to 1.25% at December 31, 2006 from 1.27% at December 31, 2005.

Selected Bank Financial Data

Alabama National’s success is dependent upon the financial performance of its subsidiary banks (the “Banks”). Alabama National, with input from the management of each Bank, establishes operating goals for each Bank. The following tables summarize selected financial information for 2006 and 2005 for each of the Banks. Florida Choice Bank was acquired in April 2006, and The Peachtree Bank was acquired in October 2006. Only the operating activity since the date of acquisition of each these acquired banks is included in Alabama National’s results of operations.

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2006
	Alabama Exchange Bank	Bank of Dadeville	First American Bank	First Gulf Bank, N.A.	Indian River National Bank	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.	Millennium Bank	Cypress Coquina Bank	Florida Choice Bank	The Peachtree Bank
Summary of Operations:
Interest income	$4,297	$4,669	$188,183	$41,741	$46,856	$27,241	$26,686	$26,769	$10,775	$18,716	$30,196	$11,898
Interest expense	946	1,559	94,014	20,311	19,356	10,962	11,715	11,155	4,695	5,752	12,343	4,841
Net interest income	3,351	3,110	94,169	21,430	27,500	16,279	14,971	15,614	6,080	12,964	17,853	7,057
Provision for loan and lease losses	120	10	1,645	660	445	160	610	265	207	60	1,150	61
Noninterest income	797	837	57,252	5,724	4,929	2,574	3,908	1,743	950	1,128	908	347
Noninterest expense	2,359	1,687	96,813	15,530	17,554	8,340	9,546	7,099	4,529	6,443	9,370	2,516
Net income	1,157	1,681	35,605	7,006	9,632	6,477	5,776	6,226	1,415	4,737	5,204	3,017

Balance Sheet Highlights:
At Period-End:
Total assets	$80,516	$83,607	$2,998,259	$654,227	$797,738	$424,008	$408,920	$428,966	$189,990	$310,266	$536,358	$576,749
Securities	34,738	32,727	517,180	66,476	251,220	74,610	85,132	47,983	25,000	41,476	35,458	53,247
Loans and leases, net of unearned income	36,593	42,205	2,103,416	534,289	502,870	319,157	295,058	339,798	138,944	218,684	458,711	465,951
Allowance for loan and lease losses	819	625	25,947	6,488	6,116	3,889	3,622	4,248	1,688	2,668	6,217	5,919
Deposits	68,408	66,658	2,023,260	505,881	623,098	320,081	292,924	329,431	133,205	234,988	448,234	525,262
Short-term debt	5,000	5,000	44,000	15,000	7,530	25,000	5,000	23,000	7,500	—	9,000	—
Long-term debt	—	—	120,000	64,000	77,161	17,000	30,000	22,000	—	—	8,817	—
Stockholders’ equity	6,329	5,870	241,802	48,019	59,288	34,755	32,658	35,240	28,746	50,001	55,783	45,094

Performance Ratios:
Return on average assets	1.41%	2.06%	1.24%	1.13%	1.25%	1.60%	1.44%	1.58%	0.79%	1.55%	1.33%	2.04%
Return on average equity	18.13	28.09	14.45	15.79	15.00	19.46	18.47	18.89	4.97	9.69	13.47	33.10
Net interest margin	4.44	4.12	3.53	3.71	3.73	4.29	4.02	4.22	3.89	5.01	4.92	4.96

Capital and Liquidity Ratios:
Average equity to average assets	7.79%	7.33%	8.59%	7.15%	8.31%	8.23%	7.79%	8.36%	15.83%	15.97%	9.90%	6.17%
Leverage (4.00% required minimum)	8.02	7.31	7.84	7.58	7.36	8.52	7.79	8.59	7.51	9.58	9.21	7.46
Risk-based capital
Tier 1 (4.00% required minimum)	16.41	13.79	10.07	9.10	10.60	10.52	10.47	10.53	9.36	10.74	9.28	8.17
Total (8.00% required minimum)	17.67	15.04	11.21	10.30	11.72	11.66	11.62	11.78	10.58	11.80	10.48	9.32
Average loans and leases to average deposits	77.43	78.67	123.92	118.27	108.22	113.67	112.77	134.34	123.06	106.91	121.20	98.81

SELECTED BANK FINANCIAL DATA

(Amounts in thousands, except ratios)

	December 31, 2005
	Alabama Exchange Bank	Bank of Dadeville	First American Bank	First Gulf Bank, N.A.	Indian River National Bank	Public Bank	Georgia State Bank	Community Bank of Naples, N.A.	Millennium Bank	Cypress Coquina Bank
Summary of Operations:
Interest income	$4,143	$4,248	$147,806	$29,909	$38,640	$21,193	$21,179	$20,357	$8,348	$15,744
Interest expense	744	1,029	57,994	10,098	11,394	6,147	7,951	6,159	2,665	3,780
Net interest income	3,399	3,219	89,812	19,811	27,246	15,046	13,228	14,198	5,683	11,964
Provision for loan and lease losses	235	—	2,530	1,380	1,005	385	845	882	233	120
Noninterest income	805	777	50,890	5,863	4,948	3,038	3,708	1,736	1,260	1,104
Noninterest expense	2,322	1,690	86,393	13,721	17,625	8,229	8,758	6,268	4,434	6,206
Net income	1,116	1,677	34,517	6,736	9,051	5,933	4,898	5,446	1,405	4,208

Balance Sheet Highlights:
At Period-End:
Total assets	$82,612	$78,080	$2,779,982	$586,199	$752,914	$382,850	$379,005	$385,371	$168,682	$296,889
Securities	33,857	30,779	493,578	63,892	261,002	65,674	86,936	34,050	26,643	39,787
Loans and leases, net of unearned income	38,140	39,494	1,982,360	468,331	448,705	285,068	258,928	306,767	116,379	199,348
Allowance for loan and lease losses	712	656	24,947	5,826	5,694	3,718	3,239	3,991	1,454	2,578
Deposits	70,874	66,509	1,881,187	488,708	579,767	308,609	296,634	294,499	124,339	243,034
Short-term debt	—	—	14,000	5,000	5,700	5,000	—	5,000	—	—
Long-term debt	5,000	5,000	155,000	44,000	53,636	12,000	15,000	26,000	—	—
Stockholders’ equity	6,193	5,695	236,023	40,365	61,285	31,307	28,852	29,708	27,901	47,004

Performance Ratios:
Return on average assets	1.36%	2.12%	1.32%	1.25%	1.23%	1.63%	1.33%	1.56%	0.85%	1.38%
Return on average equity	17.38	27.89	15.07	17.96	15.23	19.77	17.73	20.60	5.12	9.20
Net interest margin	4.48	4.42	3.67	4.01	3.90	4.43	3.87	4.34	4.01	4.68

Capital and Liquidity Ratios:
Average equity to average assets	7.82%	7.60%	8.74%	6.98%	8.10%	8.23%	7.49%	7.56%	16.63%	15.03%
Leverage (4.00% required minimum)	7.62	7.70	8.15	7.27	7.98	8.51	7.56	7.97	7.78	8.30
Risk-based capital
Tier 1 (4.00% required minimum)	15.61	14.30	10.69	8.87	11.96	10.59	10.55	9.57	10.51	10.50
Total (8.00% required minimum)	16.86	15.55	11.88	10.11	13.10	11.81	11.71	10.82	11.76	11.64
Average loans and leases to average deposits	53.64	62.18	108.04	92.81	73.67	86.28	83.13	113.81	85.37	74.72

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

Allowance for Loan and Lease Losses

Alabama National records estimated probable inherent credit losses in the loan and lease portfolios as an allowance for loan and lease losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan and lease losses involve significant judgments to be made by management. Some of the more critical judgments supporting the amount of Alabama National’s allowance for loan and lease losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses ultimately realized by Alabama National may be different than management’s estimates provided in the Consolidated Financial Statements.

For a more complete discussion of the methodology employed to calculate the allowance for loan and lease losses, see Note 1 to Alabama National’s Consolidated Financial Statements included in this Annual Report beginning on page F-1 herein and “Provision and Allowance for Loan and Lease Losses” beginning on page 37.

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

Pension and Other Postretirement Benefits

Alabama National offers various pension plans and postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. Please refer to Note 12 to Alabama National’s Consolidated Financial Statements included in this Annual Report beginning on page F-1 for disclosures related to Alabama National’s benefit plans.

Stock-Based Compensation

Alabama National uses a fair value based method of accounting for stock based compensation costs. Compensation costs for stock-based compensation arrangements are measured at the grant date based on the fair value of the award and are recognized over the related service period. Accounting for stock-based compensation requires the use of an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. Please refer to Note 13 to Alabama National’s Consolidated Financial Statements included in this Annual Report beginning on page F-1 for disclosures related to Alabama National’s stock-based compensation awards.

Results of Operations

Year ended December 31, 2006, compared with year ended December 31, 2005

Alabama National’s net income increased by $13.1 million, or 19.7%, to $79.8 million for the year ended December 31, 2006, from $66.7 million for the year ended December 31, 2005. Net income per diluted share increased to $4.17 for the year ended December 31, 2006, as compared to $3.82 recorded for the year ended December 31, 2005. Return on average assets during 2006 and 2005 was 1.18% in each year, and return on average equity was 11.36% during 2006, compared with 12.11% during 2005.

Net interest income increased $34.3 million, or 17.1%, to $234.1 million in 2006, from $199.8 million in 2005, as interest income increased by $124.4 million and interest expense increased by $90.1 million. Contributing to this increase is strong growth in Alabama National’s earnings assets, particularly loans. During 2006, average earning assets grew $967.3 million, or 18.9%, to $6.09 billion for the year ended December 31, 2006. Average loans and leases experienced the most significant growth during 2006, increasing $941.6 million. The acquisitions of Florida Choice Bank and The Peachtree Bank contributed significantly to growth in average loans and earning assets. The 2006 acquisitions contributed $504.8 million and $452.1 million of the increase in average earning assets and average loans and leases, respectively. In addition to growth through acquisitions, Alabama National continues to have strong organic growth in loans due to continued strength in many of the economies in the markets served by Alabama National. In general, loans are Alabama National’s highest yielding earning asset, and management continues to emphasize steady loan growth. To support the asset growth, average interest-bearing liabilities increased $908.5 million, to $5.23 billion in 2006. Acquisitions during 2006 accounted for $421.0 million of this increase. All categories of average interest-bearing liabilities increased during 2006.

Alabama National’s net interest spread and net interest margin were 3.34% and 3.84%, respectively, in 2006, compared to 3.54% and 3.90%, respectively, in 2005. The net interest margin for 2006 was lower due to the impact of the current interest rate environment. The flattening of the interest rate yield curve (reduction in the spread between short and long term interest rates) has led to an increase in the cost of deposits and other liabilities exceeding the increase in the yield on loans and other earning assets. The yield earned on loans and leases increased 116 basis points in 2006 to 7.83%, while rates paid on interest bearing liabilities has increased by 129 basis points to 3.82%. In addition to rate increases by the Federal Reserve, general competitive deposit pricing in the markets served by Alabama National has increased deposit costs. See “Net Interest Income” beginning on page 31.

Alabama National recorded a provision for loan and lease losses of $5.4 million during 2006, compared to $7.6 million in 2005. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses is maintained at an adequate level, although there can be no assurance that economic factors will not require future adjustments to the allowance. Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases (excluding loans held for sale) was 1.25% at December 31, 2006, compared with 1.27% at December 31, 2005. The allowance for loan and lease losses as a percentage of period-end nonperforming assets was 582.75% at December 31, 2006, compared with 747.14% at December 31, 2005. Alabama National experienced net charge-offs of $0.9 million in 2006, equating to a ratio of net charge-offs to average loans and leases of 0.02%, compared with net charge-offs of $1.4 million in 2005, equating to a ratio of net charge-offs to average loans and leases of 0.04%. See “Provision and Allowance for Loan and Lease Losses” beginning on page 37.

Noninterest income, including net securities gains and losses, increased $6.6 million, or 9.2%, to $78.3 million in 2006, compared with $71.7 million in 2005. Total revenue for the investment services division increased $81 thousand, or 1.9%, to $4.3 million in 2006, from $4.2 million in 2005. Service charges on deposit accounts decreased by $0.4 million, or 2.7%, to $15.9 million in 2006, from $16.3 million in 2005. Total revenue from the retail mortgage division decreased $1.5 million, or 12.2%, to $11.0 million in 2006, from $12.5 million in 2005. The wealth management division experienced a revenue increase of $2.7 million, or 14.0%, to $21.9 million in 2006, from $19.2 million in 2005. The commissions generated by the insurance division totaled $4.0 million in 2006, compared with $3.5 million recorded in 2005. Earnings on bank owned life insurance totaled $3.6 million in 2006, compared with $2.9 million in 2005, and other noninterest income increased $4.1 million to $16.5 million in 2006. Noninterest expense increased $22.7 million, or 14.0%, to $185.2 million in 2006, compared with $162.5 million during 2005. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense” beginning on page 41.

Because of an increase in pre-tax income, income tax expense was $42.0 million for 2006, compared to $34.8 million for 2005. The effective tax rate for 2006 was 34.5%, compared to 34.3% for 2005. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation. The effective rate in 2006 is higher than 2005 due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

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

Net interest income increased $36.6 million, or 22.4%, to $199.8 million in 2005, from $163.3 million in 2004, as interest income increased $80.1 million and interest expense increased $43.5 million. Contributing to this increase was strong growth in Alabama National’s earnings assets, particularly loans. During 2005, average earning assets grew $724.9 million, or 16.5%, to $5.13 billion for the year ended December 31, 2005. Average loans and leases experienced the most significant growth during 2005 increasing $654.0 million. Alabama National had strong organic growth in loans in 2005 due to continued strength in many of the economies in the markets served by Alabama National. To support the asset growth, average interest-bearing liabilities increased $545.6 million, to $4.32 billion in 2005. All categories of average interest-bearing liabilities increased during 2005, except for long-term debt.

Alabama National’s net interest spread and net interest margin were 3.54% and 3.90%, respectively, in 2005, compared to 3.49% and 3.71%, respectively, in 2004. The net interest margin for 2005 was higher due to the impact of the recent interest rate increases by the Federal Reserve. These increases increased the yield substantially on Alabama National’s loans and leases. The yield earned on loans and leases increased 93 basis points in 2005 to 6.67%. The Federal Reserve rate increases also increased the rate paid on deposits in 2005. Overall interest cost on interest bearing liabilities increased 78 basis points to 2.53% in 2005 from 1.75% during 2004. Generally deposits, and specifically time deposits, did not reprice as quickly as variable rate loans and led to an increase in Alabama National’s net interest margin during 2005. See “Net Interest Income” below.

Alabama National recorded a provision for loan and lease losses of $7.6 million during 2005, compared to $4.9 million in 2004. Management believes that both loan loss experience and asset quality indicate that the allowance for loan losses was maintained at an adequate levels for those periods, although there can be no assurance that economic factors will not require future adjustments to the allowance. Alabama National’s allowance for loan and lease losses as a percentage of period-end loans and leases (excluding loans held for sale) was 1.27% at December 31, 2005, compared with 1.33% at December 31, 2004. The allowance for loan and lease losses as a percentage of period-end nonperforming assets was 747.14% at December 31, 2005, compared with 484.14% at December 31, 2004. Alabama National experienced net charge-offs of $1.4 million in 2005, equating to a ratio of net charge-offs to average loans and leases of 0.04%, compared with net charge-offs of $1.8 million in 2004, equating to a ratio of net charge-offs to average loans and leases of 0.06%. See “Provision and Allowance for Loan and Lease Losses” beginning on page 37.

Noninterest income, including net securities gains and losses, decreased $1.1 million, or 1.5%, to $71.7 million in 2005, compared with $72.8 million in 2004. Total revenue for the investment services division decreased $7.4 million, or 63.9%, to $4.2 million in 2005, from $11.7 million in 2004. Service charges on deposit accounts decreased by $0.8 million, or 4.6%, to $16.3 million in 2005, from $17.1 million in 2004. Total revenue from the mortgage division increased $1.0 million, or 8.3%, to $12.5 million in 2005, from $11.6 million in 2004. The securities brokerage and trust division experienced a revenue increase of $2.4 million, or 14.0%, to $19.2 million in 2005, from $16.9 million in 2004. The commissions generated by the insurance division totaled $3.5 million in 2005, compared with $3.6 million recorded in 2004. Earnings on bank owned life insurance totaled $2.9 million in 2005, compared with $2.7 million in 2004, and other noninterest income increased $2.9 million to $12.2 million in 2005. Noninterest expense increased $14.2 million, or 9.5%, to $162.5 million in 2005, compared with $148.3 million during 2004. For a detailed discussion of these income and expense categories, see “Noninterest Income and Expense” beginning on page 41.

Because of an increase in pre-tax income, income tax expense was $34.8 million for 2005, compared to $28.1 million for 2004. The effective tax rate for 2005 was 34.3%, compared to 34.0% for 2004. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation. The effective rate in 2005 was higher than 2004 due to higher pre-tax income without a corresponding increase in income items not subject to federal or state taxation.

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

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Year ended December 31,
	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
A S S E T S :
Earning assets:
Loans and leases (1)(2)(3)	$4,819,534	$377,279	7.83%	$3,877,979	$258,575	6.67%	$3,223,989	$184,935	5.74%
Securities:
Taxable	1,103,913	49,083	4.45	1,103,820	45,904	4.16	1,049,274	41,468	3.95
Tax exempt (2)	86,033	5,503	6.40	52,357	3,402	6.50	52,717	3,247	6.16
Cash balances in other banks	15,033	723	4.81	8,794	274	3.12	6,225	65	1.04
Funds sold	68,766	3,499	5.09	83,602	2,783	3.33	68,651	991	1.44
Trading account securities	1,058	50	4.73	477	21	4.40	1,244	55	4.42

Total earning assets (2)	6,094,337	436,137	7.16	5,127,029	310,959	6.07	4,402,100	230,761	5.24

Cash and due from banks	180,812			169,624			143,433
Premises and equipment	134,730			105,734			90,388
Other assets	400,823			288,879			246,108
Allowance for loan losses	(60,724)			(49,661)			(43,535)

Total assets	$6,749,978			$5,641,605			$4,838,494

L I A B I L I T I E S :
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,112,263	$29,800	2.68%	$910,956	$13,932	1.53%	$722,774	$5,738	0.79%
Savings and money market deposits	974,001	27,641	2.84	899,980	14,360	1.60	771,993	7,234	0.94
Time deposits	1,996,283	86,584	4.34	1,585,741	49,195	3.10	1,434,798	33,376	2.33
Funds purchased	649,007	29,856	4.60	515,225	15,515	3.01	402,991	5,345	1.33
Other short-term borrowings	107,760	5,737	5.32	67,940	2,614	3.85	53,027	1,027	1.94
Long-term debt	386,856	19,941	5.15	337,780	13,797	4.08	386,477	13,214	3.42

Total interest-bearing liabilities	5,226,170	199,559	3.82	4,317,622	109,413	2.53	3,772,060	65,934	1.75

Demand deposits	747,662			710,774			563,349
Accrued interest and other liabilities	73,833			62,715			53,502
Stockholders’ equity	702,313			550,494			449,583

Total liabilities and stockholders’ equity	$6,749,978			$5,641,605			$4,838,494

Net interest spread			3.34%			3.54%			3.49%

Net interest income/margin on a taxable equivalent basis		$236,578	3.88%		$201,546	3.93%		$164,827	3.74%

Tax equivalent adjustment (2)		2,470			1,699			1,575

Net interest income/margin		$234,108	3.84%		$199,847	3.90%		$163,252	3.71%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based on the assumed rate of 34%, and do not give effect to the disallowance for federal income tax purposes of interest expense related to certain tax-exempt assets.
(3)	Fees in the amount of $11.5 million, $9.8 million and $7.6 million are included in interest and fees on loans for 2006, 2005, and 2004, respectively.

During 2006, Alabama National experienced an increase in net interest income of $34.3 million, or 17.1%, to $234.1 million, compared with $199.8 million in 2005. Net interest income increased primarily due to an increase in the volume of average earning assets outstanding. The primary reasons for the growth in earning assets is attributable to organic loan growth generated by Alabama National and loans acquired in the two bank acquisitions completed in 2006. Average earnings assets increased by $967.3 million during 2006. Acquisitions in 2006 contributed $504.8 million of the 2006 increase in average earning assets and $24.9 million of the increase in net interest income. Due to the growth in earning assets, Alabama National’s net interest income increased in 2006 despite a reduction in its net interest margin during 2006. The net interest margin for 2006 was 3.84% compared to 3.90% during 2005, a decrease of 6 basis points. The 2006 average taxable equivalent yield earned of earning assets was 7.16% compared with 6.07% for 2005. The increased yield and volume lead to an increase in total interest income of $125.2 million, or 40.3%, to $436.1 million in 2006. The rate paid on interest bearing liabilities increased by 129 basis points to 3.82% for 2006. The rate paid on all categories of interest bearing liabilities increased significantly during 2006. The increase in rate paid on interest bearing liabilities contributed to the spread compression experienced by Alabama National during 2006 versus 2005. Time deposits that were originated in lower interest rate environments repriced at higher current rates. Also, to remain competitive, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits due to competitive market conditions and past rate increases by the Federal Reserve. Also, as deposits have become more difficult to attract to support asset growth, Alabama National has increasingly relied on wholesale funding such as FHLB advances that are generally more expensive than traditional deposit accounts.

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for 2006 versus 2005, and 2005 versus 2004. For purposes of this table, changes that are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	December 31,
	2006 Compared to 2005 Variance Due to			2005 Compared to 2004 Variance Due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$69,144	$49,559	$118,703	$40,940	$32,700	$73,640
Securities:
Taxable	4	3,175	3,179	2,193	2,243	4,436
Tax exempt	2,155	(53)	2,102	(22)	177	155
Cash balances in other banks	254	195	449	36	173	209
Funds sold	(559)	1,275	716	255	1,537	1,792
Trading account securities	27	2	29	(34)	—	(34)

Total interest income	71,025	54,153	125,178	43,369	36,829	80,198

Interest-bearing liabilities:
Interest-bearing transaction accounts	3,605	12,263	15,868	1,782	6,412	8,194
Savings and money market deposits	1,269	12,012	13,281	1,361	5,765	7,126
Time deposits	14,734	22,655	37,389	3,820	11,999	15,819
Funds purchased	4,730	9,611	14,341	1,837	8,333	10,170
Other short-term borrowings	1,887	1,236	3,123	353	1,234	1,587
Long-term debt	2,192	3,952	6,144	(1,785)	2,368	583

Total interest expense	28,417	61,729	90,146	7,367	36,112	43,479

Net interest income on a taxable equivalent basis	$42,608	$(7,576)	35,032	$36,002	$717	36,719

Taxable equivalent adjustment			(771)			(124)

Net interest income			$34,261			$36,595

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

In simulation analysis, Alabama National reviews each individual asset and liability category and their projected behavior in various different interest rate environments. These projected behaviors are based upon management’s past experiences and upon current competitive environments, including the various environments in the different markets in which Alabama National competes. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output projections of net interest income. Alabama National also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models. See “Market Risk” beginning on page 36.

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

The following table illustrates Alabama National’s interest rate sensitivity at December 31, 2006, assuming the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	December 31, 2006
	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	One Through Three Years	Greater Than Three Years	Total
A S S E T S:

Earning assets:
Loans and leases (1)	$2,719,321	$382,464	$577,284	$3,679,069	$1,058,539	$735,259	$5,472,867
Securities (2)	16,422	38,786	182,067	237,275	521,364	464,000	1,222,639
Trading securities	532	—	—	532	—	—	532
Interest-bearing deposits in other banks	16,350	—	—	16,350	—	—	16,350
Funds sold	89,865	—	—	89,865	—	—	89,865

Total interest-earning assets	$2,842,490	$421,250	$759,351	$4,023,091	$1,579,903	$1,199,259	$6,802,253

L I A B I L I T I E S:

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$721,049	$—	$—	$721,049	$—	$458,637	$1,179,686
Savings and money market deposits	652,226	—	—	652,226	—	468,457	1,120,683
Time deposits (3)	210,315	264,988	1,497,690	1,972,993	292,924	152,190	2,418,107
Funds purchased	627,297	—	—	627,297	—	—	627,297
Short-term borrowings	116,530	19,500	25,800	161,830	—	—	161,830
Long-term debt	34,120	84,301	115,000	233,421	86,000	82,978	402,399

Total interest-bearing liabilities	$2,361,537	$368,789	$1,638,490	$4,368,816	$378,924	$1,162,262	$5,910,002

Period gap	$480,953	$52,461	$(879,139)	$(345,725)	$1,200,979	$36,997

Cumulative gap	$480,953	$533,414	$(345,725)	$(345,725)	$855,254	$892,251	$892,251

Ratio of cumulative gap to total interest-earning assets	7.07%	7.84%	-5.08%	-5.08%	12.57%	13.12%

(1)	Excludes nonaccrual loans of $10.9 million.
(2)	Excludes investment in equity securities with a fair market value of $43.1 million.
(3)	Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, Alabama National is liability sensitive on a cumulative basis throughout the one year time frame. Alabama National is asset sensitive during the one through three year time frame as well as in the greater than three years period, and it remains asset sensitive on a cumulative basis. The current market sensitivity analysis shows that Alabama National is more liability sensitive within one year at December 31, 2006 than within one year at December 31, 2005. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Alabama National’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Alabama National’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. Alabama National seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Alabama National’s balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below the current prevailing rates to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At December 31, 2006, mortgage backed securities with a carrying value of $875.8 million, or 11.4% of total assets, and essentially every loan and lease, net of unearned income, (totaling $5.46 billion, or 71.1% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $5.57 billion, or 72.6% of total assets at December 31, 2006. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and, therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing interest rates are higher. As prevailing interest rates decline, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing interest rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following tables illustrate the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest income for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As noted above, this model uses estimates and assumptions in asset and liability account rate reactions to changes in prevailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. This model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Alabama National’s net interest income may differ from that found in the tables.

MARKET RISK

Change in Prevailing Interest Rates (1)	Year Ended December 31, 2006 % Change in Net Interest Income	Year Ended December 31, 2005 % Change in Net Interest Income
+200 basis points	(0.41)%	1.66%
+100 basis points	(0.17)	0.70
0 basis points	—	—
-100 basis points	(0.71)	(2.15)
-200 basis points	(2.91)	(4.38)

(1)	Assumes an immediate and parallel rate change of this magnitude.

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

In the determination of the allowance, management utilizes the Loan Review Department’s quarterly independent analysis of the minimum required loan and lease loss reserve for each subsidiary Bank. In these analyses, larger problem loans of a defined threshold are reviewed for impairment or for loss exposure based on their payment performance, probability of default, and value of the collateral. These totals are then specifically allocated to the reserve. Loan and lease portfolios are then divided into various homogeneous risk pools utilizing call codes, loan products, and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio using both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to its ability to estimate losses. As every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long term trends for the subsidiary Bank, the banking industry, and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth, and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan and lease losses for each Bank. Each Bank’s required allowance for loan and lease losses is aggregated, yielding the consolidated required allowance for Alabama National.

Management incorporates the data from the quarterly required allowance assessments with interim changes to that data in its ongoing determination of the allowance for loan and lease losses. Management then takes into consideration other factors that may support an allowance in excess of required minimums. These factors include mergers and acquisitions, systems changes, historically high loan growth, and rapid changes in the economy. In these conditions, there can be increased uncertainty in the data used and assumptions made by management. Management believes that the data it uses in determining the allowance for loan and lease losses is sufficient to estimate the potential losses in the loan and lease portfolio; however, actual results could differ from management’s estimates.

The following table presents the information associated with Alabama National’s allowance and provision for loan and lease losses for the dates indicated.

ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands, except percentages)

	Year ended December 31,
	2006	2005	2004	2003	2002
Total loans and leases outstanding at end of period, net of unearned income (1)	$5,456,136	$4,144,095	$3,495,701	$2,659,440	$2,191,394

Average amount of loans and leases outstanding, net of unearned income (1)	$4,799,041	$3,850,676	$3,205,306	$2,410,782	$2,092,829

Allowance for loan and lease losses at beginning of period	$52,815	$46,584	$36,562	$32,704	$28,519
Charge-offs:
Commercial, financial and agricultural	916	824	3,430	3,535	1,573
Real estate—mortgage	363	814	200	1,426	1,463
Consumer	1,043	1,280	953	858	3,200

Total charge-offs	2,322	2,918	4,583	5,819	6,236

Recoveries:
Commercial, financial and agricultural	559	818	784	821	991
Real estate—mortgage	255	131	434	478	754
Consumer	610	585	1,528	1,452	720

Total recoveries	1,424	1,534	2,746	2,751	2,465

Net charge-offs	898	1,384	1,837	3,068	3,771
Provision for loan and lease losses	5,393	7,615	4,949	5,931	7,956
Additions to allowance from acquisitions	10,936	—	6,910	995	—

Allowance for loan and lease losses at period-end	$68,246	$52,815	$46,584	$36,562	$32,704

Allowance for loan and lease losses to period-end loans (1)	1.25%	1.27%	1.33%	1.37%	1.49%
Net charge-offs to average loans and leases (1)	0.02	0.04	0.06	0.13	0.18

(1)	Does not include loans held for sale.

The provision for loan and lease losses decreased by $2.2 million, or 29.2%, to $5.4 million in 2006, from $7.6 million on 2005. The primary reason for the decrease in provision expense during 2006 is due to slower organic loan growth in 2006 as compared to 2005 and continued favorable asset quality indicators. During 2006, net charge-offs were $0.9 million, compared to $1.4 million in 2005.

Allocation of Allowance

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan and lease losses to specific loan categories.

	2006	2005	2004
	(Amounts in thousands)
Commercial and financial	$4,415	$3,573	$3,884
Real estate construction	24,090	14,235	7,527
Real estate residential mortgage	11,807	13,279	8,595
Real estate commercial mortgage	17,444	12,574	11,949
Consumer	1,522	1,336	1,540
Lease financing receivables	616	452	511
Other	4,604	3,860	4,058
Unallocated	3,748	3,506	8,520

Total allowance for loan and lease losses	$68,246	$52,815	$46,584

Allocation amounts within the allowance for loan and lease losses were affected by several factors identified throughout the 2006 calendar year. Total loan amounts specifically allocated to the allowance increased by $609 thousand over December 31, 2005. Non-performing assets and potential problem loans increased by $4.6 million and $5.1 million, respectively. These segments are primarily real estate oriented and have demonstrated below industry loss averages resulting in reduced allocations over the year. The most significant change occurred within the real estate construction and commercial mortgage portfolio segments. The allocation for real estate construction increased by $9.9 million, or 69.2%. The increase in allocation of the allowance for real estate construction is primarily due to loan growth and economic conditions. Loan growth for this segment has been a factor of both organic growth and non-organic growth from mergers and acquisitions. Additionally, the slowdown in the housing sector has lead to heightened credit risk in certain Alabama National markets. Losses directly attributable to these factors had not materialized by year end. The allocation for the real estate commercial mortgage segment increased by $4.8 million, or 38.7%. Contributing factors are loan growth and concentration levels. Commercial mortgages represent the second largest concentration within the loan portfolio. The real estate residential mortgage allocation decreased by $1.5 million, or 11.1%, given stability within the loan segment. The unallocated reserve increased by $246 thousand, or 7.0%. However, in relation to the total reserve, the unallocated reserve decreased from 6.6% to 5.5%. There were no significant changes in the allowance methodology and assumptions year over year. Changes in allocation amounts for the year are most reflective of stable asset quality indicators, loan growth through mergers and acquisitions, organic loan growth in various portfolio segments, changes in loan concentrations, and changes in local and national economic conditions.

Nonperforming Assets

The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$10,921	$6,446	$8,091	$9,817	$10,282
Restructured loans	—	—	—	—	—
Loans past due 90 days or more and still accruing	—	—	—	—	—

Total nonperforming loans	10,921	6,446	8,091	9,817	10,282
Other real estate owned	790	623	1,531	699	2,569

Total nonperforming assets	$11,711	$7,069	$9,622	$10,516	$12,851

Allowance for loan and lease losses to period-end loans (1)	1.25%	1.27%	1.33%	1.37%	1.49%
Allowance for loan and lease losses to period-end nonperforming loans	624.91	819.35	575.75	372.44	318.07
Allowance for loan and lease losses to period-end nonperforming assets	582.75	747.14	484.14	347.68	254.49
Net charge-offs to average loans and leases (1)	0.02	0.04	0.06	0.13	0.18
Nonperforming assets to period-end loans and leases and foreclosed property (1)	0.21	0.17	0.28	0.40	0.59
Nonperforming loans and leases to period-end loans (1)	0.20	0.16	0.23	0.37	0.47

(1)	Does not include loans held for sale.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. In addition to consideration of these factors, Alabama National has a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due. When a loan is placed on nonaccrual status, all interest which is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses. During the years ending December 31, 2006, 2005 and 2004, approximately $518,000, $453,000 and $489,000, respectively, in additional interest income would have been recognized in earnings if Alabama National’s nonaccrual loans had been current in accordance with their original terms.

Total nonperforming assets increased $4.6 million, to $11.7 million at December 3l, 2006, from $7.1 million at December 31, 2005. The increase in nonperforming assets is attributable to weaknesses in certain credits and to the current slowdown in the housing market. Other real estate owned increased $0.2 million to $0.8 million at December 31, 2006. The allowance for loan and lease losses to period-end nonperforming loans was 624.91% at December 31, 2006, compared with 819.35% at December 31, 2005. This ratio will generally fluctuate from period to period depending upon nonperforming loan levels at period end.

Potential Problem Loans

A potential problem loan is one that management has concerns as to the borrower’s future performance under terms of the loan contract. These loans are current as to principal and interest, and accordingly, they are not included in the nonperforming asset categories. Management monitors these loans closely in order to ensure that Alabama National’s interests are protected. At December 31, 2006, Alabama National had certain loans considered by management to be potential problem loans totaling $29.6 million, as compared with $24.5 million at December 31, 2005. Alabama National believes early identification of potential problem loans is an important factor in its ability to successfully collect such loans. As such, it encourages early identification of potential problem loans both with its loan officers and loan review staff. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan and lease losses.

Noninterest Income and Expense

Noninterest income

Alabama National relies on six distinct segments for the production of recurring noninterest income: (1) traditional retail and commercial banking, (2) retail mortgage lending, (3) wealth management services, (4) investment services, (5) insurance services, and (6) commercial mortgage banking. Combined revenue associated with Alabama National’s six segments totaled $78.3 million in 2006, compared with $71.7 million in 2005, an increase of $6.6 million, or 9.2%. An analysis of this increase is provided below.

The following table sets forth, for the periods indicated, the principal components of noninterest income.

NONINTEREST INCOME

(Amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Service charges on deposit accounts	$15,896	$16,335	$17,126
Investment services income	4,291	4,210	11,652
Wealth management income	21,902	19,220	16,863
Gain on sale of mortgages	10,990	12,522	11,566
Insurance commissions	4,047	3,549	3,604
Bank owned life insurance	3,632	2,886	2,690
Commercial mortgage banking income	2,251	525	—
Securities (losses) gains	(1,250)	72	—
Other	16,531	12,404	9,284

Total noninterest income	$78,290	$71,723	$72,785

Service charges on deposit accounts decreased $0.4 million to $15.9 million during 2006, a 2.7% decrease from 2005’s total of $16.3 million. The decrease in service charges for 2006 versus 2005 is primarily related to increases in the earnings credit rate (“ECR”) attributed to commercial deposit accounts. The ECR, which generally varies with short term interest rates, is used by commercial customers to offset service charges on deposit accounts. As interest rates rose in 2006, the higher ECR resulted in lower service charges. Other noninterest income increased $5.9 million to $18.8 million during 2006, a 45.3% increase over 2005’s total of $12.9 million. Contributing to the increase in other noninterest income is increased revenue from merchant credit card activity, ATM card revenue, and debit card income. The other components of noninterest income are discussed in more detail in “Segment Information” beginning on page 42.

Noninterest Expense

The following table sets forth, for the periods indicated, the principal components of noninterest expense.

NONINTEREST EXPENSE

(Amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Salaries and employee benefits	$96,717	$85,402	$74,983
Commission based compensation	17,961	15,458	17,500
Occupancy and equipment expense, net	20,656	17,653	15,488
Amortization of other intangibles	4,911	3,189	3,034
Travel and entertainment	2,832	2,303	1,926
Advertising	3,855	3,308	2,436
Banking assessments	2,615	2,429	2,183
Data processing expenses	3,332	2,751	2,615
Legal and professional fees	4,527	5,400	5,235
Noncredit losses	298	740	940
Postage and courier services	3,373	3,060	2,893
Supplies and printing	3,316	2,922	2,813
Telephone	2,571	2,355	2,183
Electronic banking expense	4,560	3,571	2,961
Software expense	2,706	2,335	2,025
Commercial insurance	1,415	1,057	1,207
Directors fees	1,392	1,176	1,083
Business licenses and other taxes	1,011	920	1,013
Other	7,146	6,451	5,804

Total noninterest expense	$185,194	$162,480	$148,322

Noninterest expense increased $22.7 million, or 14.0%, to $185.2 million in 2006, from $162.5 million in 2005. Salaries and employee benefits increased $11.3 million, or 13.2%, in 2006. The 2006 amount includes the salary and benefit expense of the two banks acquired in 2006, which totaled $6.2 million. In addition to the 2006 acquisitions, contributing to the increase in salaries and employee benefits were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs and merit salary increases. Commission based compensation increased $2.5 million, or 16.2%, in 2006. The increase in commission based compensation during 2006 is attributable to increased production in the wealth management division and a full year of commercial mortgage banking activity. Net occupancy expense increased $3.0 million, or 17.0%, in 2006. The 2006 amounts includes the net occupancy expense of the 2006 bank acquisitions, which totaled $1.2 million.

Segment Information

In addition to traditional commercial and consumer retail banking products, Alabama National offers investment services, wealth management services, retail mortgage lending services, commercial mortgage banking and insurance services to its customers. Please refer to Note 20 to Alabama National’s Consolidated Financial Statements included in this Annual Report beginning at page F-1 for disclosures related to Alabama National’s operating segments. The results of the operating segments include certain income and expense items that are allocated by management to the operating segments. Further, the results of each operating segment are not necessarily the same as would be expected if these activities were conducted by a stand-alone entity, because certain corporate overhead expenses are not allocated directly to each operating segment.

Investment Services

The following table sets forth, for the periods indicated, the summary of operations for the investment services division of Alabama National:

INVESTMENT SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Investment services revenue	$4,291	$4,210	$11,652
Expenses and allocated charges	4,987	4,852	8,998

Net investment services (loss) income	$(696)	$(642)	$2,654

First American Bank operates an investment services division devoted primarily to handling correspondent banks’ investment needs. Investment services revenue consists primarily of commission income from the sale of fixed income securities to correspondent banks. A small portion of investment services revenue is generated from fee based services, including asset/liability consulting, bond accounting and security safekeeping. Investment services revenue increased slightly to $4.3 million during 2006, from $4.2 million in 2005. The revenue recorded in 2006 and 2005 are down significantly from the $11.7 million recorded in 2004. During 2006 and 2005, the cash flow from the securities portfolio of correspondent banks has slowed and loan demand increased, which has negatively impacted the revenue for this division. In addition to the market conditions during 2006 and 2005, another significant reason for decreased revenue production during 2006 and 2005 as compared with 2004 is due to the departure of a group of salespeople and support staff from this division during the fourth quarter of 2004. The revenue generated by the investment services division is dependent upon the demand for fixed income securities by its customers, which are primarily correspondent community banks. The activities of the investment services division leads to additional business opportunities for the commercial and retail banking segment through loans and deposits attributable to the investment service division’s customers. Revenue for this additional activity is recorded in the commercial and retail banking segment.

Wealth Management Division

The following table sets forth, for the periods indicated, the summary of operations for the wealth management division of Alabama National:

WEALTH MANAGEMENT DIVISION

(Amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Wealth management revenue	$21,989	$19,220	$16,863
Interest income	1,861	1,486	1,109

Total wealth management revenue	23,850	20,706	17,972
Interest expense	468	242	105
Expenses and allocated charges	21,428	17,946	15,907

Net wealth management income	$1,954	$2,518	$1,960

First American Bank has a wholly owned subsidiary, NBC Securities, Inc. (“NBC Securities”), that is a full service licensed broker-dealer. The asset management division of the trust department of First American Bank and NBC Securities manage the assets of both institutional and individual customers located primarily in the markets served by Alabama National. Collectively these two units are called the wealth management division.

The revenue generated by this division consists primarily of commission income generated from the sale of equity securities and other investment products to individual and corporate customers, from fees paid for assets under management or custody and from fees related to investment advisory work performed for clients. NBC Securities also recognizes interest income from margin loans. Revenue for this division increased $2.8 million, or 14.4%, to $22.0 million in 2006. Revenue for this division increased $2.4 million, or 14.0%, to $19.2 million in 2005. The increase in revenue during both 2006 and 2005 is attributable to continued expansion in the number of customers and total customer assets under management by these departments, as well as an increase in the number of registered representatives. Asset management fees recorded by the trust department of First American Bank and NBC Securities also increased during 2006 as a result of an increase in the total assets managed by this division, which was in part attributable to an increase in employees in the asset management and wealth strategies roles. The interest income from margin loans increased slightly during 2006 versus the levels recorded during 2005 and 2004. The additional registered representatives, additional asset management and wealth strategy employees, new offices opened and variable overhead, combined with higher commission expense on the higher revenue base, led to an increase in the expenses and allocated charges for this division in 2006, which resulted in a reduction of pre-tax income for this division.

Retail Mortgage Lending Division

The following table sets forth, for the periods indicated, the summary of operations for the retail mortgage lending division of Alabama National:

RETAIL MORTGAGE LENDING DIVISION

(Amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Gain on sale of retail mortgage loans (1)	$11,834	$13,673	$12,398
Interest income	1,384	1,238	1,053

Total revenue	13,218	14,911	13,451
Interest expense	930	550	294
Expenses and allocated charges	10,053	9,720	8,858

Net retail mortgage lending division income	$2,235	$4,641	$4,299

(1)	Includes intercompany income allocated to the retail mortgage lending division totaling $844,000, $1,151,000 and $832,000 at December 31, 2006, 2005 and 2004, respectively.

Fees earned in connection with the origination and resale of retail mortgages decreased $1.8 million, or 13.4%, to $11.8 million in 2006, from $13.7 million in 2005. During 2005, fees earned in connection with the origination and resale of retail mortgages increased $1.3 million, or 10.3%, to $13.7 million, from $12.4 million in 2004. The decrease during 2006 is primarily due to rising interest rates and the impact that rising rates have on refinance activity and new construction, and the reduced level of residential real estate sales activity in many of the markets Alabama National serves. Expenses and allocated charges totaled $10.1 million during 2006, compared to $9.7 million during 2005. This increase during 2006 is attributable to expenses associated with expanding the number of retail mortgage lenders during 2006.

Commercial Mortgage Banking

The following table sets forth, for the periods indicated, the summary of operations for the commercial mortgage banking division of Alabama National:

COMMERCIAL MORTGAGE BANKING

(Amounts in thousands)

	Year ended December 31,
	2006	2005	2004 (1)
Commission income	$1,795	$448	$—
Servicing fees	486	77	—

Total revenue	2,281	525	—
Expenses and allocated charges	1,618	332	—

Net commercial mortgage banking income	$663	$193	$—

(1)	No activity prior to the acquisition of this business September 2005.

Alabama National entered this line of business via an acquisition of an existing business in September 2005. This division specializes in finding permanent long term financing for primarily large real estate projects in the Southeast. In addition to brokering the transaction and earning a brokerage fee, the division routinely services the loans for the investors and earns servicing fee revenue. 2006 was the first full year of activity for this division.

Insurance Services Division

The following table sets forth, for the periods indicated, a summary of operations for the insurance services division of Alabama National:

INSURANCE SERVICES DIVISION

(Amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Commission income	$4,047	$3,549	$3,604
Other income	35	—	109

Total revenue	4,082	3,549	3,713
Expenses and allocated charges	3,625	3,349	3,642

Net insurance division income	$457	$200	$71

Commission income earned from the sale of insurance products during 2006 increased to $4.0 million from $3.5 million recorded in 2005. The profitability of this segment increased due to higher revenue production in 2006. The increased revenue is due to successful business development efforts of insurance services division employees and expanding the insurance services products to more of the markets served by Alabama National.

Earning Assets

Loans and Leases

Loans and leases are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Total loans and leases averaged $4.82 billion in 2006, compared to $3.88 billion in 2005, an increase of $941.6 million, or 24.3%. At December 31, 2006, total loans and leases, net of unearned income, were $5.46 billion, compared to $4.14 billion at the end of 2005, an increase of $1.31 billion, or 31.7%. Excluding the loans acquired in the 2006 bank acquisitions, average loans and leases increased $489.4 million, or 12.6%, and end of period year-over-year organic loan growth for 2006 was $387.4 million, or 9.4%.

The growth in Alabama National’s loan and lease portfolio is attributable to Alabama National’s ability to attract new customers while maintaining consistent underwriting standards. Loan growth is also impacted by general economic conditions that may result in increased loan demand from existing customers. Many of the markets served by Alabama National continue to experience economic expansion, and Alabama National has benefited from this market growth. The following table details the composition of the loan portfolio by category at the dates indicated.

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and financial	$401,057	7.34%	$287,014	6.92%	$282,212	8.06%	$265,923	9.99%	$253,569	11.56%
Real estate:
Construction	1,901,671	34.82	1,225,451	29.55	776,594	22.20	530,024	19.91	311,259	14.19
Mortgage—residential	1,166,847	21.37	1,092,514	26.34	963,083	27.52	676,658	25.42	616,651	28.11
Mortgage—commercial	1,517,744	27.79	1,100,794	26.54	1,046,622	29.91	814,904	30.61	699,403	31.88
Mortgage—other	20,129.37		9,828.24		10,644.30		9,412.35		5,672.26
Consumer	94,563	1.73	82,908	2.00	88,653	2.53	74,137	2.78	78,342	3.57
Lease financing receivables	87,018	1.59	62,423	1.50	70,289	2.01	77,857	2.92	80,113	3.65
Securities brokerage margin loans	18,642.34		17,928.43		14,517.41		15,407.58		14,502.66
Other	253,729	4.65	268,879	6.48	246,739	7.06	198,036	7.44	134,191	6.12

Total gross loans and leases	5,461,400	100.00%	4,147,739	100.00%	3,499,353	100.00%	2,662,358	100.00%	2,193,702	100.00%

Unearned income	(5,264)		(3,644)		(3,652)		(2,918)		(2,308)

Total loans and leases, net of unearned income (1)	5,456,136		4,144,095		3,495,701		2,659,440		2,191,394
Allowance for loan and lease losses	(68,246)		(52,815)		(46,584)		(36,562)		(32,704)

Total net loans and leases (1)	$5,387,890		$4,091,280		$3,449,117		$2,622,878		$2,158,690

(1)	Does not include loans held for sale.

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

The principal component of Alabama National’s loan portfolio is real estate mortgage loans. At year-end 2006, this category totaled $2.70 billion and represented 49.5% of the total loan portfolio, compared to $2.20 billion, or 53.1% of the total loan portfolio at year-end 2005.

Residential mortgage loans increased $74.3 million, or 6.8%, to $1.17 billion at December 31, 2006, compared with $1.09 billion at December 31, 2005. Commercial mortgage loans increased $417.0 million, or 37.9%, to $1.52 billion at December 31, 2006.

Real estate construction loans experienced the largest increase of any category of loan. Real estate construction loans increased $676.2 million, or 55.2%, to $1.90 billion at December 31, 2006, compared with $1.23 billion at December 31, 2005. Real estate construction is now the largest category of loans for Alabama National. Alabama National’s focus on the home construction market, as well as strong commercial construction activity in markets it serves and the 2006 bank acquisitions, led to this increase during 2006. In addition, the two banks acquired during 2006 are also involved in this type of lending in their markets, so their acquisition brought additional such loans to Alabama National.

The repayment of loans is a source of additional liquidity for Alabama National. The following table sets forth Alabama National’s loans maturing within specific intervals at December 31, 2006.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

(Amounts in thousands)

	December 31, 2006
	One year or less	Over one year through five Years	Over five years	Total
Commercial, financial and agricultural	$232,778	$145,044	$23,235	$401,057
Real estate—construction	1,221,201	589,843	90,627	1,901,671
Real estate—residential	184,202	261,218	721,427	1,166,847
Real estate—commercial	244,214	886,784	386,746	1,517,744
Consumer	38,118	47,763	2,118	87,999

	$1,920,513	$1,930,652	$1,224,153	$5,075,318

	Predetermined Rates	Floating Rates	Total
Maturing after one year but within five years	$1,163,195	$767,457	$1,930,652
Maturing after five years	174,426	1,049,727	1,224,153

	$1,337,621	$1,817,184	$3,154,805

The information presented in the above table is based upon the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity structure of the loan portfolio.

Securities

Securities, including securities classified as held to maturity (or investment securities) and available for sale, represent a significant portion of Alabama National’s earning assets. The carrying value of securities averaged $1.19 billion during 2006, compared with $1.16 billion during 2005, an increase of $33.8 million, or 2.9%. Growth in the securities portfolio is generally a function of growth in funding sources net of lending opportunities, and during 2006 most of the earning asset growth of Alabama National was in loans and leases. The average securities balance for 2006 would have decreased slightly if not for the 2006 bank acquisitions. Management attempts to maintain earning asset growth commensurate with its funding growth and with its overall growth plans. At December 31, 2006, the securities portfolio totaled $1.27 billion, including securities held to maturity with an amortized cost of $716.4 million and securities available for sale with a market value of $549.4 million.

The following tables set forth the carrying value of securities held by Alabama National at the dates indicated.

INVESTMENT SECURITIES

(Amounts in thousands)

	December 31,
	2006		2005		2004
	Cost	Market	Cost	Market	Cost	Market
U.S. Government corporations and agencies	$24,227	$23,632	$24,217	$23,464	$24,207	$24,003
State and political subdivisions	74,785	75,168	21,152	21,158	15,569	15,866
Mortgage backed securities	617,394	606,660	545,784	531,802	528,717	526,733

Total	$716,406	$705,460	$591,153	$576,424	$568,493	$566,602

AVAILABLE FOR SALE SECURITIES

(Amounts in thousands)

	December 31,
	2006		2005		2004
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$350	$348	$350	$347	$350	$349
U.S. Government corporations and agencies	192,537	188,666	212,443	206,346	220,315	218,690
State and political subdivisions	57,805	58,309	36,234	36,496	45,282	46,338
Mortgage backed securities	264,795	257,910	277,706	269,927	336,551	335,647
Other securities	1,000	1,000	—	—	—	—
Equity securities	43,135	43,135	32,261	32,218	30,890	30,890

Total	$559,622	$549,368	$558,994	$545,334	$633,388	$631,914

The following tables show the scheduled maturity and average yields of securities owned by Alabama National at December 31, 2006.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2006
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government corporations and agencies	$—		$24,227	4.98%	$—		$—		$—
State and political subdivisions	—		1,542	6.67%	9,636	5.56%	63,607	5.30%
Mortgage backed securities	—		—		—		—		$617,394	5.25%

Total	$—		$25,769	5.08%	$9,636	5.56%	$63,607	5.30%	$617,394	5.25%

(1)	Computed on a tax-equivalent basis utilizing a 38% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.

SECURITIES AVAILABLE FOR SALE MATURITY DISTRIBUTION AND YIELDS

(Amounts in thousands, except yields)

	December 31, 2006
	Within one year		After one but Within five years		After five but Within ten years		After ten years		Other securities
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury securities	$348	4.96%	$—		$—		$—		$—
U.S. Government corporations and agencies	11,398	5.22%	165,442	4.96%	11,825	5.62%
State and political subdivisions	1,139	6.14%	12,607	5.76%	17,395	5.61%	27,169	6.02%
Mortgage backed securities	—		—						257,910	5.33%
Other securities							1,000	9.00%
Equity securities (2)	—		—		—		—		43,135	5.89%

Total	$12,885	5.29%	$178,049	5.02%	$29,220	5.61%	$28,169	6.13%	$301,045	5.41%

(1)	Computed on a tax-equivalent basis utilizing a 38% tax rate, without giving effect to the disallowance for Federal income tax purposes of interest related to certain tax-exempt assets.
(2)	Comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

At December 31, 2006, mortgage-backed securities, consisting of collateralized mortgage obligations and pass-through mortgage obligations, had a carrying value totaling $875.3 million. These mortgage-backed securities include $617.4 million classified as investment securities and $257.9 million classified as securities available for sale. Management expects the annual repayment of the underlying mortgages to vary as a result of monthly repayment of principal and/or interest required under terms of the underlying promissory notes. Further, the actual rate of repayment is subject to changes depending upon the terms of the underlying mortgages, the relative level of mortgage interest rates, and the structure of the securities. When relative interest rates decline to levels below that of the underlying mortgages, acceleration of principal repayment is expected as some borrowers on the underlying mortgages refinance to lower rates. When the underlying rates on mortgage loans are comparable to, or in excess of, market rates, repayment more closely conforms to scheduled amortization in accordance with terms of the promissory note with additional repayment as a result of sales of homes collateralizing the mortgage loans constituting the security. Accordingly, management generally expects an average life of 3.5 years for both collateralized mortgage obligations and pass-through mortgage obligations.

Other attributes of securities are discussed in “Interest Sensitivity and Market Risk” beginning on page 34.

Short-Term Investments

Alabama National utilizes overnight investment of funds in federal funds sold and securities purchased under agreements to resell to ensure that adequate liquidity will be maintained, while at the same time minimizing the level of uninvested cash reserves. Short-term investments are also utilized by Alabama National when the level of funds committed to lending and investment portfolio programs changes or the level of deposit generation changes. During 2006, federal funds sold and securities purchased under agreements to resell averaged $68.8 million, compared to $83.6 million during 2005, representing a decrease of $14.8 million.

Trading Account Securities

The investment services division carries trading account securities, which represent securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. Trading account securities averaged approximately $1.1 million and $0.5 million in 2006 and 2005, respectively. This small dollar amount reflects management’s policy of limiting positions in such securities to reduce its exposure to market and interest rate changes.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $908.5 million, or 21.0%, to $5.23 billion in 2006, from $4.32 billion in 2005. Average interest-bearing deposits increased $685.9 million, or 20.2%, to $4.08 billion in 2006, from $3.40 billion in 2005. The 2006 bank acquisitions contributed $421.0 million and $395.1 million to the increase in average interest bearing liabilities and average interest bearing deposits, respectively. The remaining organic increase is attributable to competitive rate and product offerings by Alabama National, successful marketing efforts and growth in many of Alabama National’s markets. Average federal funds purchased and securities sold under agreements to repurchase increased $133.8 million, or 26.0%, to $649.0 million in 2006, from $515.2 million in 2005, due in part to additional liquidity provided by downstream correspondent banks. Average short-term borrowings increased by $39.8 million, or 58.6%, to $107.8 million in 2006, compared to $67.9 million in 2005. Average long-term borrowings increased $49.1 million, or 14.5%, to $386.9 million in 2006, from $337.8 million in 2005.

Deposits

Average total deposits increased $722.8 million, or 17.6%, to $4.83 billion during 2006, from $4.11 billion during 2005. At December 31, 2006, total deposits were $5.57 billion, compared with $4.34 billion at December 31, 2005. The 2006 bank acquisitions accounted for $455.6 million of the increase in average deposits and $973.5 million of the increase in year-end 2006 deposit growth. Organic deposit growth during 2006 was 5.9%. The deposit growth did not keep pace with loan growth for 2006, and Alabama National used other wholesale funding sources, such as FHLB advances, to support asset growth. This reliance on other funding sources has negatively impacted Alabama National’s net interest margin.

The following table sets forth the deposits of Alabama National by category at the dates indicated.

DEPOSITS

(Amounts in thousands, except percentages)

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Demand	$849,127	15.25%	$729,045	16.79%	$683,245	17.36%	$404,755	14.70%	$336,172	14.43%
NOW	1,179,686	21.19	1,021,494	23.52	906,399	23.04	528,766	19.20	476,721	20.46
Savings and money market	1,120,683	20.13	884,496	20.36	887,431	22.55	521,440	18.94	378,361	16.24
Time less than $100,000	1,211,208	21.75	760,832	17.52	665,696	16.92	619,229	22.49	635,827	27.27
Time greater than $100,000	1,206,899	21.68	947,397	21.81	791,952	20.13	679,559	24.68	503,314	21.60

Total deposits	$5,567,603	100.00%	$4,343,264	100.00%	$3,934,723	100.00%	$2,753,749	100.00%	$2,330,395	100.00%

Core deposits, which exclude time deposits of $100,000 or more, provide for a relatively stable funding source that supports earning assets. Alabama National’s core deposits totaled $4.36 billion, or 78.3%, of total deposits at December 31, 2006, and totaled $3.40 billion, or 78.2%, of total deposits at December 31, 2005.

Deposits, in particular core deposits, have historically been Alabama National’s primary source of funding and have enabled Alabama National to meet successfully both short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be Alabama National’s primary source of funding in the future, although economic and competitive factors could affect this funding source. Alabama National’s loan-to-deposit ratio was 98.0% at December 31, 2006, and 95.4% at the end of 2005, and the ratio averaged 99.8% during 2006 and 94.4% during 2005. The maturity distribution of Alabama National’s time deposits in excess of $100,000 at December 31, 2006 is shown in the following table.

MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME

DEPOSITS OF $100,000 OR MORE

(Amounts in thousands)

	December 31, 2006
	Within One Month	After One Through Three Months	After Three Through Six Months	After Six Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Certificates of deposit of $100,000 or more	$87,506	$129,409	$303,076	$390,805	$130,986	$87,572	$1,129,354
Other time deposits of $100,000 or more	49,595	6,940	—	8,410	7,500	5,100	77,545

Total	$137,101	$136,349	$303,076	$399,215	$138,486	$92,672	$1,206,899

Approximately 22.7% of Alabama National’s time deposits over $100,000 had scheduled maturities within three months. Large certificate of deposit customers tend to be sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Alabama National had $154.4 million in large certificates of deposit obtained through brokers outstanding at December 31, 2006, compared to $126.6 million at December 31, 2005. Alabama National’s use of brokered time deposits fluctuates depending upon funding needs and the pricing and maturity structure of available brokered deposits versus other funding sources, including in-market time deposits.

Borrowed Funds

Borrowed funds include four broad categories; (1) Federal funds purchased and securities sold under agreements to repurchase, (2) Federal Home Loan Bank (“FHLB”) borrowings, (3) borrowings from a third party bank, and (4) junior subordinated debentures. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to Alabama National’s maintenance of short-term and long-term liquidity.

Federal funds purchased and securities sold under agreements to repurchase represent both an input of excess funds from correspondent bank customers of Alabama National as well as a cash management tool offered to corporate customers. At December 31, 2006, these funds totaled $627.3 million, compared with $545.3 million at December 31, 2005. This balance will vary greatly depending on the liquidity of the downstream correspondent banks of Alabama National and the excess cash of its corporate customers.

To supplement the cash needs of Alabama National, the Company has entered into two separate borrowing arrangements with a third party bank. One of these borrowing arrangements is a $20.0 million line of credit which matures in May 2007. Alabama National’s average borrowings under this line of credit was $4.8 million during 2006, compared with $278 thousand during 2005. As of December 31, 2006, the principal balance outstanding was $15.8 million, leaving a remaining availability under the credit facility of $4.2 million. The credit facility bears interest at a rate that varies with three month LIBOR. Alabama National has historically renewed the credit facility prior to its maturity date. Alabama National is in the process of negotiating an amendment to this credit facility that would increase the amount that may be borrowed to $30 million and that would extend the maturity date to May 2008.

During April 2006, Alabama National entered into a new borrowing arrangement with the same third party bank. Alabama National borrowed $16.0 million under a revolving credit facility. The revolving credit facility bears interest at a rate that varies with three month LIBOR. The principal is due March 2009 with interest only payments to be made until the principal is due in 2009. Both credit facilities are cross collateralized with the common stock of a subsidiary bank of Alabama National.

All of the Banks are members of the FHLB of Atlanta. At December 31, 2006, the Banks had available FHLB credit lines of $2.0 billion (subject to collateral requirements), under which $485.0 million was outstanding, including advances classified as short-term of $146.0 million and advances classified as long-term of $339.0 million. This compares to borrowings of $350.3 million at December 31, 2005, of which $34.7 million was short-term and $315.6 million was long-term.

Alabama National, through three separate trust subsidiaries, has issued Floating Rate Capital Securities, commonly known as trust preferred securities. The proceeds from the trust preferred securities were invested in junior subordinated debentures of Alabama National. The obligations of these debentures constitute a full and unconditional guarantee by Alabama National of the trust preferred securities. Since 2001, Alabama National has issued junior subordinated debentures in the aggregate principal amount of $46.5 million in connection with these issuances of trust preferred securities. The debentures pay distributions at a rate that varies with LIBOR. They are classified as long-term debt for financial statement purposes but are included as a component of risk based capital for regulatory purposes. In addition to these junior subordinated debentures, Alabama National assumed $9.3 and $7.2 million in junior subordinated debentures in connection with its acquisition of The PB Financial Services Company in 2006 and Indian River Banking Company in 2004, respectively.

During 2006, Alabama National exercised its option to prepay one of its series of trust preferred securities. The total principal amount prepaid during December 2006 was $15.5 million. Alabama National elected to prepay based on the current capital position of the Company and the interest rate on the trust preferred securities repaid. If needed, Alabama National could issue additional trust preferred securities at a more attractive rate based on current market rates.

The following table sets forth, for the periods indicated, the principal components of borrowed funds.

BORROWED FUNDS

(Amounts in thousands, except percentages)

	December 31,
	2006	2005	2004
Federal funds purchased and securities sold under agreements to repurchase:
Balance at end of period	$627,297	$545,337	$379,114
Average balance outstanding	649,007	515,225	402,991
Maximum outstanding at any month’s end	808,139	596,162	459,953
Weighted average interest rate at period-end	4.76%	3.82%	2.06%
Weighted average interest rate during the period	4.60	3.01	1.33

Long-term note payable to third party bank (1):
Balance at end of period	$16,000	$—	$—
Average balance outstanding	11,879	—	—
Maximum outstanding at any month’s end	16,000	—	—
Weighted average interest rate at period-end	6.15%	—%	—%
Weighted average interest rate during the period	6.11	—	—

Short-term note payable to third party bank:
Balance at end of period	$15,800	$—	$500
Average balance outstanding	4,822	278	3,603
Maximum outstanding at any month’s end	15,800	1,500	10,800
Weighted average interest rate at period-end	6.00%	—%	2.18%
Weighted average interest rate during the period	5.99	3.68	2.00

Short-term advances from the Federal Home Loan Bank:
Balance at end of period	$146,030	$34,700	$30,000
Average balance outstanding	102,938	67,543	48,269
Maximum outstanding at any month’s end	221,835	149,400	97,950
Weighted average interest rate at period-end	5.33%	4.35%	3.68%
Weighted average interest rate during the period	5.29	3.85	1.96

Long-term advances from the Federal Home Loan Bank:
Balance at end of period	$338,978	$315,636	$340,078
Average balance outstanding	319,663	284,170	334,127
Maximum outstanding at any month’s end	375,966	315,757	350,257
Weighted average interest rate at period-end	4.53%	3.58%	3.33%
Weighted average interest rate during the period	4.40	4.11	3.18

Junior subordinated debentures payable to unconsolidated trusts:
Balance at end of period	$47,421	$53,610	$53,610
Average balance outstanding	55,355	53,610	52,329
Maximum outstanding at any month’s end	53,610	53,610	53,610
Weighted average interest rate at period-end	8.48%	7.79%	5.81
Weighted average interest rate during the period	9.29	6.78	4.94

(1)	Note payable arrangement was entered into in April 2006.

Capital Resources and Liquidity Management

Capital Resources

Alabama National’s stockholders’ equity increased by $281.7 million from December 31, 2005, to $853.6 million at December 31, 2006. This increase was attributable to the following (in thousands):

Net income	$79,816
Dividends	(28,126)
Issuance of stock for option exercises and other stock based compensation	(518)
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	2,194
Issuance of stock in purchase business combinations	225,204
Additional paid in capital related to stock based compensation	1,427
Excess tax deduction on stock options and issuance of shares from deferred compensation plans	2,481
Adjustment to initially apply FASB Statement No.158, net of tax	(734)

Net increase	$281,744

Under the capital guidelines of their respective regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier I capital. Tier I capital consists of common stockholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, under the guidelines, Alabama National and the Banks must maintain a minimum Tier I leverage ratio of Tier I capital to total assets of at least 3%, but this minimum ratio is typically increased by 100 to 200 basis points for other than the highest rated institutions.

Alabama National exceeded its fully phased-in regulatory capital ratios at December 31, 2006, 2005 and 2004, as set forth in the following table.

ANALYSIS OF CAPITAL

(Amounts in thousands, except percentages)

	December 31,
	2006	2005	2004
Tier 1 Capital	$576,127	$475,535	$427,298
Tier 2 Capital	68,246	52,817	46,483

Total qualifying capital (1)	$644,373	$528,352	$473,781

Risk-adjusted total assets (including off-balance sheet exposures)	$5,865,967	$4,367,900	$3,718,456
Tier 1 risk-based capital ratio (4.00% required minimum)	9.82%	10.89%	11.49%
Total risk-based capital ratio (8.00% required minimum)	10.98	12.10	12.74
Tier 1 leverage ratio (4.00% required minimum)	7.95	8.29	8.44

(1)	Does not include $0.1 million of the Company’s allowance for loan losses at December 31, 2004 in excess of 1.25% of risk-adjusted total assets.

Each of the Banks is required to maintain minimum risk-based and leverage ratios similar to those required for Alabama National. Each of the Banks exceeded these regulatory minimum capital ratios at December 31, 2006, as set forth in the following table:

BANK CAPITAL RATIOS

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	9.82%	10.98%	7.95%

First American Bank	10.07	11.21	7.84
Indian River National Bank	10.60	11.72	7.36
First Gulf Bank, N.A.	9.10	10.30	7.58
The Peachtree Bank	8.17	9.32	7.46
Florida Choice Bank	9.28	10.48	9.21
Community Bank of Naples, N.A.	10.53	11.78	8.59
Public Bank	10.52	11.66	8.52
Georgia State Bank	10.47	11.62	7.79
CypressCoquina Bank	10.74	11.80	9.58
Millennium Bank	9.36	10.58	7.51
Bank of Dadeville	13.79	15.04	7.31
Alabama Exchange Bank	16.41	17.67	8.02
Required minimums	4.00	8.00	4.00

In addition to meeting the minimum regulatory ratios, the regulatory ratios of Alabama National’s subsidiary Banks (except for The Peachtree Bank, which was adequately capitalized) exceeded the ratios required for well-capitalized banks as defined by federal banking regulators. (Subsequent to year-end, Alabama National injected sufficient additional capital into The Peachtree Bank to bring it to well-capitalized levels.) To be categorized as well-capitalized, Alabama National’s subsidiary Banks must maintain Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

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

Increased liquidity in typical interest rate environments often involves decreasing profits by investing in earning assets with shorter maturities. Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of certain securities within the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

Assets included in Alabama National’s Consolidated Statements of Condition contribute to liquidity management. Federal funds sold and securities purchased under agreements to resell, Alabama National’s primary source of immediate liquidity, averaged $68.8 million during 2006 and were $89.9 million at December 31, 2006, and averaged $83.6 million during 2005 and were $70.5 million at December 31, 2005. If required in short-term liquidity management, these assets could be converted to cash immediately. Cash received from the repayment of investment securities and loans provides a repetitive source of cash that contributes to liquidity management. Unpledged securities, with a carrying value of approximately $500.1 million at December 31, 2006, provide Alabama National an opportunity to generate cash by, 1) providing additional collateral by selling securities under agreements to repurchase, 2) providing collateral to obtain public funds or 3) providing collateral to borrow directly from the Federal Reserve Bank or the Federal Home Loan Bank. See “Earning Assets—Loans and Leases” beginning on page 45 and “Earning Assets—Securities” beginning on page 47.

Liquidity can also be managed using liabilities included in Alabama National’s Consolidated Statements of Condition, such as federal funds purchased and securities sold under agreements to repurchase and short-term borrowings. Combined federal funds purchased and securities sold under agreements to repurchase and short-term borrowings averaged $756.8 million during 2006 and were $789.1 million at December 31, 2006, and averaged $583.2 million during 2005 and were $580.0 million at December 31, 2005. Overnight borrowing lines with upstream correspondent banks, totaling $465.7 million at December 31, 2006, of which $376.7 million was unused, provide additional sources of liquidity to Alabama National on an unsecured basis. The Federal Home Loan Bank provides secured credit lines to all of Alabama National’s Banks. FHLB credit lines totaled approximately $2.0 billion as of year-end 2006. The amount that Alabama National can borrow from the Federal Home Loan Bank is limited to the actual collateral pledged. At December 31, 2006, advances under these lines totaled $485.0 million, including $146.0 million classified as short-term and $339.0 million classified as long-term. Long-term liquidity needs are met through Alabama National’s deposit base (approximately 78.3% of Alabama National’s deposits at December 31, 2006, are considered core deposits), and the repayment of loans and other investments as they mature. Alabama National is able to manage its long-term liquidity needs by adjusting the rates it pays on longer-term deposits, long-term borrowings and the amount and mix of longer-term investments in its portfolio.

One of the Banks, First American Bank, pledged approximately $123.0 million in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility, which management views as a backup liquidity facility. At December 31, 2006, First American Bank had access to approximately $92.2 million under this facility, with no outstanding borrowings.

Alabama National, as a stand-alone corporation, has more limited access to liquidity sources than its Banks and depends on dividends from its subsidiaries as its primary source of liquidity. Alabama National’s liquidity is diminished by required payments on its outstanding short-term debt, long-term debt, and junior subordinated debentures. The ability of its subsidiaries to pay dividends is subject to general regulatory restrictions, which may, but are not expected to, have a material negative impact on the liquidity available to Alabama National. (See Note 19 to Alabama National’s Consolidated Financial Statements included in this Annual Report beginning at page F-1). If circumstances warrant, Alabama National’s short-term liquidity needs can also be met by additional borrowings of approximately $4.2 million representing the unused portion of Alabama National’s credit facility with an unrelated bank. See “Deposits and Other Interest-Bearing Liabilities—Borrowed Funds” beginning on page 51.

Contractual Obligations

Alabama National has contractual obligations to make future payments on debt and lease agreements. Long-term debt and junior subordinated debentures are reflected on the Consolidated Statements of Financial Condition, whereas, operating lease obligations for office space and equipment are not recorded on the Consolidated Statements of Financial Condition. Alabama National has no unconditional purchase obligations or other long-term obligations other than as included in the following table. These types of obligations are more fully discussed in Notes 9 and 10 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1. Total contractual obligations of Alabama National as of December 31, 2006, are as follows.

CONTRACTUAL OBLIGATIONS

(Amounts in thousands)

	As of December 31, 2006
	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years	Total
Long-term Note Payable	$999	$17,502	$—	$—	$18,501
Long-term FHLB debt	15,576	130,311	85,738	184,889	416,514
Junior subordinated debentures payable to unconsolidated trusts	4,071	8,157	8,146	139,134	159,508
Certificates of deposit of $100,000 or more	1,008,878	152,198	97,848	239	1,259,163
Certificates of deposit less than $100,000	1,030,681	163,955	61,235	782	1,256,653
Operating lease obligations	3,649	6,539	5,198	24,060	39,446

Total contractual obligations	$2,063,854	$478,662	$258,165	$349,104	$3,149,785

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

CREDIT EXTENSION COMMITMENTS

(Amounts in thousands)

	As of December 31, 2006
	Expire in 1 year or less	Expire after 1 year through 3 years	Expire after 3 years through 5 years	Expire after 5 years	Total
Unfunded lines	$937,441	$373,540	$76,104	$353,270	$1,740,355
Letters of credit	60,554	17,675	198	200	78,627

Total credit extension commitments	$997,995	$391,215	$76,302	$353,470	$1,818,982

Off-Balance Sheet Arrangements

Alabama National’s off-balance sheet arrangements are primarily certain investments in low-income housing projects throughout its geographic area. Alabama National enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At December 31, 2006, Alabama National’s investments in such projects totaled $0.4 million. Alabama National acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Construction and permanent financing for these entities was obtained from independent third parties.

Alabama National has no remaining commitment to fund low income housing investments at December 31, 2006. Alabama National’s risk exposure relating to these entities is generally limited to the amount invested.

In the normal course of business, the Company is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. See additional discussion of lending related commitments at “Credit Extension Commitments” on page 57.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement benefit plans on their balance sheets starting with balance sheets as of December 31, 2006. Alabama National adopted the statement effective December 31, 2006. See Note 12 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1 for more information regarding the Alabama National’s adoption of FAS 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Alabama National.

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

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04). EITF 06-04 establishes that for certain split-dollar life insurance arrangements, an employer should recognize a liability for future benefits in accordance with currently existing accounting pronouncements based on the substantive agreement with the employee. EITF 06-04 will be effective for fiscal years beginning after December 15, 2007. Alabama National is currently evaluating the impact of the adoption of EITF 06-04 and has not yet determined the impact EITF 06-04 will have on the Alabama National’s consolidated financial statements upon adoption.

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No 85-4 (“EITF 06-05”). EITF 06-05 clarifies the accounting for bank-owned life insurance (“BOLI”) and stipulates that policyholders should consider any additional amounts included in the contractual terms of the insurance policies other than cash surrender value in determining the amount that could be realized under the insurance contract in accordance with FASB Technical Bulletin No. 85-4. EITF 06-05 also establishes that policyholders should determine the amount that could be realized under the life insurance contracts assuming the surrender of an individual-life by individual-life policy. EITF 06-05 is effective for fiscal years beginning after December 31, 2006. Alabama National has evaluated the impact of the adoption of EITF 06-05 and determined that the adoption of EITF 06-05 will not have a material impact on the Alabama National’s consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Alabama National will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Alabama National has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and has preliminarily determined that adoption will not have a material impact on the Alabama National’s consolidated financial statements.

In March 2006, the FASB issued FASB Statement No.156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For Alabama National this Statement is effective for calendar year 2007. The adoption of this standard will not have a material impact on the consolidated financial statements of Alabama National.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155). This Statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of financial Assets and Extinguishments of Liabilities, and resolves issues addressed in SFAS 133 Implementation Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

SFAS 155 permits, but does not require, fair value accounting for any hybrid financial instrument that contains and embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, and amends SFAS 140 to eliminate the problem on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In addition, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain and embedded derivative requiring bifurcation. This statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and makes clear that concentrations of credit risk in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The fair value election provided for in this guidance may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under SFAS 133 prior to adoption of this guidance. The changes required by SFAS 155 are not expected to have a material impact on the consolidated financial statements of Alabama National.

In January 2007, the FASB issued SFAS 133 Implementation Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets, which provides a narrow scope exception from the SFAS 155 requirement to evaluate interests in securitized financial assets for embedded derivatives that would require bifurcation. The bifurcation tests outlined in paragraph 13(b) of SFAS 133 will not be required for securitized interests containing only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and that meet certain criteria. B40 is required to be applied upon adoption of SFAS 155.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred.

SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. Alabama National is currently assessing whether it will elect to use the fair value option for any of its eligible items.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Alabama National adopted SFAS 123(R) on January 1, 2006. Alabama National previously used a fair value-based method of accounting for compensation costs and had fully adopted and implemented the expense recognition provisions of SFAS 123. Accordingly, the changes required by SFAS 123(R) did not have a material impact on the Alabama National’s financial condition or results of operations. See Note 13 of the Consolidated Financial Statements included in this Annual Report beginning on page F-1 for more information regarding the Alabama National’s adoption of SFAS 123(R) and the required disclosures.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as Alabama National and its subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on Alabama National’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See “Interest Sensitivity and Market Risk” beginning on page 34.

Industry Developments

Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. Alabama National is unable at this time to assess the impact of this legislation on its financial condition or results of operations. See “Supervision and Regulation” beginning on page 9.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained in Item 7 herein under the heading “Interest Sensitivity and Market Risk” beginning on page 34.

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

SELECTED QUARTERLY FINANCIAL DATA

(Amounts in thousands, except per share data)

(Unaudited)

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Summary of Operations:
Interest income	$90,190	$105,928	$111,600	$125,949	$67,844	$74,073	$80,687	$86,656
Interest expense	37,615	46,985	53,404	61,555	20,939	24,986	29,328	34,160
Net interest income	52,575	58,943	58,196	64,394	46,905	49,087	51,359	52,496
Provision for loan and lease losses	1,243	1,920	1,130	1,100	1,544	1,991	2,440	1,640
Securities (losses) gains	(734)	(516)	—	—	72	—	—	—
Noninterest income	19,663	19,326	19,709	20,842	16,711	18,229	18,098	18,613
Noninterest expense	42,900	46,275	46,187	49,832	38,661	40,715	40,990	42,114
Net income	17,873	19,317	20,113	22,513	15,480	16,195	17,083	17,915
Dividends on common stock	6,432	6,989	6,994	7,712	5,742	5,744	5,772	5,780

Per Common Share Data:
Book Value	$33.95	$36.86	$37.86	$41.51	$31.32	$32.26	$32.89	$33.40
Tangible book value	24.82	24.48	25.56	25.41	22.20	23.20	23.65	24.20
Net income (diluted)	1.02	1.03	1.06	1.07	0.89	0.93	0.98	1.02
Dividends declared	0.375	0.375	0.375	0.375	0.3375	0.3375	0.3375	0.3375

Balance Sheet Highlights
At Period-End:
Total assets	$6,085,546	$6,794,456	$6,870,818	$7,671,274	$5,471,370	$5,686,127	$5,887,078	$5,931,673
Securities (1)	1,137,864	1,172,586	1,207,919	1,265,774	1,195,422	1,171,281	1,148,333	1,136,487
Loans held for sale	21,126	17,517	24,184	27,652	30,359	32,247	33,128	14,940
Loans and leases, net of unearned income	4,247,199	4,812,387	4,874,244	5,456,136	3,639,617	3,848,687	4,059,919	4,144,095
Allowance for loan and lease losses	53,848	60,739	61,354	68,246	47,826	49,637	51,679	52,815
Deposits	4,414,826	4,855,970	4,790,982	5,567,603	4,075,536	4,184,167	4,269,593	4,343,264
Short-term debt	30,800	87,800	229,635	161,830	47,500	83,225	78,000	34,700
Long-term debt	378,431	445,576	378,569	402,399	330,600	311,512	311,425	369,246
Stockholders’ equity	582,363	687,091	706,113	853,623	532,835	549,297	562,448	571,879

(1)	Does not include trading securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROL AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of December 31, 2006, the end of the period covered by this report, Alabama National carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alabama National’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in Alabama National’s periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in Alabama National’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Alabama National’s internal control over financial reporting.

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

Management assessed the effectiveness of Alabama National’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment of internal control over financial reporting as of December 31, 2006 excludes the operations of The Peachtree Bank, which Alabama National acquired on October 1, 2006. The Peachtree Bank represented approximately 7.5%, 8.5% and 9.4% of Alabama National’s consolidated total assets, loans and leases (net of unearned income), and deposits, respectively, as of December 31, 2006, and approximately 3.8% of Alabama National’s consolidated net income for the year ended December 31, 2006.

Based on its assessment and those criteria, management has concluded that Alabama National maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of Alabama National’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plansis incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Alabama National’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The Consolidated Financial Statements of Alabama National and its subsidiaries, included herein (beginning on page F-1), are as follows:

Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP

Consolidated Statements of Financial Condition—December 31, 2006 and 2005

Consolidated Statements of Income—Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income—Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection (a)(1) of this Item, above.

(a)(3) and (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 67 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 1st day of March, 2007.

ALABAMA NATIONAL BANCORPORATION

By:	/S/ JOHN H. HOLCOMB, III
John H. Holcomb, III,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOHN H. HOLCOMB, III John H. Holcomb, III	Chairman and Chief Executive Officer (principal executive officer)	March 1, 2007

/S/ DAN M. DAVID Dan M. David	Vice Chairman and Director	March 1, 2007

/S/ RICHARD MURRAY, IV Richard Murray, IV	President, Chief Operating Officer and Director	March 1, 2007

/S/ WILLIAM E. MATTHEWS, V William E. Matthews, V	Executive Vice President and Chief Financial Officer	March 1, 2007

/S/ SHELLY S. WILLIAMS Shelly S. Williams	Senior Vice President and Controller (principal accounting officer)	March 1, 2007

/S/ W. RAY BARNES W. Ray Barnes	Director	March 1, 2007

/S/ BOBBY A. BRADLEY Bobby A. Bradley	Director	March 1, 2007

/S/ GRIFFIN A. GREENE Griffin A. Greene	Director	March 1, 2007

/S/ JOHN D. JOHNS John D. Johns	Director	March 1, 2007

/S/ JOHN J. MCMAHON, JR. John J. McMahon, Jr.	Director	March 1, 2007

/S/ C. PHILLIP MCWANE C. Phillip McWane	Director	March 1, 2007

/S/ G. RUFFNER PAGE, JR. G. Ruffner Page, Jr.	Director	March 1, 2007

Name	Title	Date

/S/ JOHN M. PLUNK John M. Plunk	Director	March 1, 2007

/S/ W. STANCIL STARNES W. Stancil Starnes	Director	March 1, 2007

/S/ WILLIAM D. MONTGOMERY William D. Montgomery	Director	March 1, 2007

/S/ C. LLOYD NIX C. Lloyd Nix	Director	March 1, 2007

/S/ JOHN V. DENSON John V. Denson	Director	March 1, 2007

/S/ W. EDGAR WELDEN W. Edgar Welden	Director	March 1, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1

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

Exhibit Number	Description
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

10.2P

Tenth Amendment to Credit Agreement between Alabama National and AmSouth Bank, dated April 3, 2006 (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference)

10.2Q	Eighth AmSouth Note Modification Agreement, effective April 3, 2006 (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference)

10.2R

Revolving Note executed by Alabama National in favor of AmSouth Bank dated April 3, 2006 (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference)

10.2S

Pledge Agreement dated April 3, 2006 between AmSouth Bank and Alabama National (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated April 3, 2006 and incorporated herein by reference)

Exhibit Number	Description
10.2T

Eleventh Amendment to Credit Agreement between Alabama National and AmSouth Bank, dated December 8, 2006 (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated December 8, 2006 and incorporated herein by reference)

10.2U	Ninth AmSouth Bank Note Modification Agreement dated December 8, 2006 (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated December 8, 2006 and incorporated herein by reference)

10.2V

First Amendment to Pledge Agreement dated December 8, 2006 between AmSouth Bank and Alabama National (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated December 8, 2006 and incorporated herein by reference)

10.3*

Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated May 4, 2005 and incorporated herein by reference)

10.3A*

First Amendment to the Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.3B*	Second Amendment to the Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan

10.3C*

Form of Notice of Award under the Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated January 25, 2006 and incorporated herein by reference)

10.3D*

Form of Notice of Long-Term PSP Award under the Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference)

10.4*

Alabama National BanCorporation Plan for the Deferral of Compensation for Directors Who Are Not Employees of the Company (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.4A*

Amendment One to the Alabama National BanCorporation Plan for the Deferral of Compensation for Directors Who Are Not Employees of the Company (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.5*

Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks, and three amendments thereto (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.5A*

Amendment Four to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.5B*

Amendment Five to the Alabama National BanCorporation Plan for the Deferral of Compensation by Non-Employee Directors of the Subsidiary Banks (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.6*

Alabama National BanCorporation 1999 Long Term Incentive Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.6A*

Amendment Number One to the Alabama National BanCorporation 1999 Long Term Incentive Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.6B*

Amendment Number Two to the Alabama National BanCorporation 1999 Long Term Incentive Plan (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006 and incorporated herein by reference)

10.7*

Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference)

10.7A*

Amendment One to the Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.7B*

Amendment Two to the Alabama National BanCorporation Plan for the Deferral of Compensation by Key Employees (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.8*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between John R. Bragg and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.9*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between John H. Holcomb, III and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.10*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between William E. Matthews, V and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.11*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between Richard Murray, IV and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.12*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between Dan M. David and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.13*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between James R. Thompson, III and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated February 18, 2005 and incorporated herein by reference)

10.14*

Non-Qualified Stock Option Agreement dated as of January 1, 2000 between Shelly S. Williams and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.15*

Employment Continuation Agreement dated as of September 21, 2000 between John R. Bragg and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

Exhibit Number	Description
10.15A*

First Amendment to Employment Continuation Agreement between John R. Bragg and Alabama National BanCorporation, dated as of December 30, 2005 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.16*

Employment Continuation Agreement dated as of September 21, 2000 between John H. Holcomb, III and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.16A*

First Amendment to Employment Continuation Agreement between John H. Holcomb, III and Alabama National BanCorporation, dated as of December 30, 2005 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.17*

Employment Continuation Agreement dated as of September 21, 2000 between William E. Matthews, V and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.17A*

First Amendment to Employment Continuation Agreement between William E. Matthews, V and Alabama National BanCorporation, dated as of December 30, 2005 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.18*

Employment Continuation Agreement dated as of September 21, 2000 between Richard Murray, IV and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.18A*

First Amendment to Employment Continuation Agreement between Richard Murray, IV and Alabama National BanCorporation, dated as of December 30, 2005 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.19*

Employment Continuation Agreement dated as of September 21, 2000 between Dan M. David and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.19A*

First Amendment to Employment Continuation Agreement between Dan M. David and Alabama National BanCorporation, dated as of December 30, 2005 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.20*

Employment Continuation Agreement dated as of February 20, 2007 between James R. Thompson, III and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated February 20, 2007 and incorporated herein by reference)

10.21*

Second Amendment and Restatement of the Alabama National BanCorporation Annual Incentive Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.22*

Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit Number	Description
10.22A*

Amendment One to the Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A., dated October 16, 2002 (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.22B*

Amendment Two to the Amended and Restated Performance Share Plan for Certain Directors of Citizens’ and People’s Bank, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.23*

Millennium Bank Directors’ Stock Option Plan, and two amendments thereto (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.24*

Millennium Bank Officers’ and Employees’ Stock Option Plan, and one amendment thereto (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.25*	Cypress Bank Directors’ Stock Option Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.26*

Indian River 1999 Director Fee Stock Option Plan, and two amendments thereto (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.27*	Indian River Banking Company 1999 Stock Option Plan (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.28

Amended and Restated Declaration of Trust dated December 19, 2002 among State Street Bank and Trust Company of Connecticut, N.A., Alabama National BanCorporation, and others (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.29

Indenture dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.30

Guarantee Agreement dated December 19, 2002 between Alabama National BanCorporation and State Street Bank and Trust Company of Connecticut, N.A. (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.31

Amended and Restated Declaration of Trust dated September 26, 2003, between Alabama National BanCorporation, U.S. Bank National Association, and others (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.32

Indenture dated September 26, 2003, between Alabama National BanCorporation and U.S. Bank National Association (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.33

Guarantee Agreement dated September 23, 2003, between Alabama National BanCorporation and U.S. Bank National Association (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

Exhibit Number	Description
10.34

Amended and Restated Trust Agreement dated September 30, 2002, among Indian River Banking Company, Wells Fargo Bank, National Association, and others (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.34A

First Amendment to Amended and Restated Trust Agreement dated November 19, 2003, among Indian River Banking Company, Wells Fargo Bank, National Association, Alabama National BanCorporation and Others (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.35

Indenture dated September 30, 2002, between Indian River Banking Company and Wells Fargo Bank, National Association (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.35A

First Supplemental Indenture dated November 19, 2003 among Indian River Banking Company, Wells Fargo Bank, National Association, Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.36

Trust Preferred Securities Guarantee Agreement dated September 30, 2002, between Indian River Banking Company and Wells Fargo Bank, National Association (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.36A

First Amendment to Trust Preferred Securities Guarantee Agreement dated November 19, 2003 by and among Indian River Banking Company, Wells Fargo Bank, National Association, and Alabama National BanCorporation (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.37*

Alabama National BanCorporation Performance Share and Deferral Plan for Non-Employee Directors of Affiliate Banks (filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.37A*

Amendment One to the Alabama National BanCorporation Performance Share and Deferral Plan for Non-Employee Directors of Affiliate Banks (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.38

Agreement and Plan of Merger, dated as of October 27, 2005, by and between Alabama National BanCorporation and Florida Choice Bankshares, Inc. (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated October 27, 2005 and incorporated herein by reference)

10.39*	Summary of Compensation Arrangements with Named Executive Officers and Directors (effective January 1, 2007)

10.40	Summary of Compensation Payable to Non-Employee Directors (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated May 4, 2006 and incorporated herein by reference)

10.41

Agreement and Plan of Merger, dated as of May 24, 2006, by and between Alabama National and The PB Financial Services Corporation (filed as an Exhibit to Alabama National’s Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference)

10.42	Florida Choice Bank Officers’ and Employees’ Stock Option Plan

10.42A	Amendment No. 1 to Florida Choice Bank Officers’ and Employees’ Stock Option Plan

10.42B	Amendment No. 2 to Florida Choice Bank Officers’ and Employees’ Stock Option Plan

Exhibit Number	Description
10.42C	Amendment No. 3 to Florida Choice Bank Officers’ and Employees’ Stock Option Plan

10.43	The Peachtree Bank 1998 Stock Option Plan

10.43A	First Amendment to The Peachtree Bank 1998 Stock Option Plan

10.44	Junior Subordinated Indenture dated as of December 20, 2002 between The PB Financial Services Corporation and Wilmington Trust Company.

10.44A	First Supplemental Indenture dated as of October 1, 2006 between Alabama National BanCorporation and Wilmington Trust Company

10.45	Guarantee Agreement dated as of December 20, 2002 between The PB Financial Services Corporation and Wilmington Trust Company

10.46	Amended and Restated Trust Agreement dated as of December 20, 2002 among The PB Financial Services Corporation, Wilmington Trust Company and others

10.47	Indenture dated as of March 29, 2005 between The PB Financial Services Corporation and JPMorgan Chase Bank, National Association

10.47A	First Supplemental Indenture dated as of September 29, 2006 between Alabama National BanCorporation and JPMorgan Chase Bank, National Association

10.48	Guarantee Agreement dated as of March 29, 2005 between The PB Financial Services Corporation and JP Morgan Chase Bank, National Association

10.49

Amended and Restated Declaration of Trust of PB Capital Trust II dated as of March 29, 2005, among The PB Financial Services Corporation, Chase Bank USA, National Association, JPMorgan Chase Bank, National Association, and others

14.1

Alabama National BanCorporation Code of Business Conduct and Ethics (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

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

Alabama National BanCorporation and Subsidiaries

Consolidated Financial Statements

December 31, 2006 and 2005 and the

Three Years Ended December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alabama National BanCorporation:

We have completed integrated audits of Alabama National BanCorporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Alabama National BanCorporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” which appears under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded The Peachtree Bank from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination on October 1, 2006. We have also excluded The Peachtree Bank from our audit of internal control over financial reporting. The Peachtree Bank represented approximately 7.5%, 8.5% and 9.4% of Alabama National’s consolidated total assets, loans and leases (net of unearned income), and deposits, respectively, as of December 31, 2006, and approximately 3.8% of Alabama National’s consolidated net income for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2007

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands, except share data)

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$200,209	$189,256
Interest-bearing deposits in other banks	16,350	19,428
Federal funds sold and securities purchased under agreements to resell	89,865	70,472
Trading securities, at fair value	532	402
Investment securities (fair value $705,460 and $576,424 for 2006 and 2005, respectively)	716,406	591,153
Securities available for sale, at fair value	549,368	545,334
Loans held for sale	27,652	14,940
Loans and leases	5,461,400	4,147,739
Unearned income	(5,264)	(3,644)

Loans and leases, net of unearned income	5,456,136	4,144,095
Allowance for loan and lease losses	(68,246)	(52,815)

Net loans and leases	5,387,890	4,091,280
Property, equipment and leasehold improvements, net	155,176	114,159
Goodwill	314,276	148,071
Other intangible assets, net	16,842	9,358
Cash surrender value of life insurance	104,992	74,593
Receivables from investment division customers	1,114	7,166
Other assets	90,602	56,061

Total assets	$7,671,274	$5,931,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$849,127	$729,045
Interest bearing	4,718,476	3,614,219

Total deposits	5,567,603	4,343,264
Federal funds purchased and securities sold under agreements to repurchase	627,297	545,337
Accrued expenses and other liabilities	57,076	61,361
Payables for securities purchased for investment division customers	1,446	5,886
Short-term borrowings	161,830	34,700
Long-term debt	402,399	369,246

Total liabilities	6,817,651	5,359,794
Commitments and contingencies (see Notes 10 and 11)
Stockholders’ equity:
Common stock, $1 par; 50,000,000 shares authorized; 20,562,467 and 17,124,316 shares issued at December 31, 2006 and 2005, respectively	20,562	17,124
Additional paid-in capital	573,756	347,434
Retained earnings	266,668	216,144
Accumulated other comprehensive loss, net of tax	(7,363)	(8,823)

Total stockholders’ equity	853,623	571,879

Total liabilities and stockholders’ equity	$7,671,274	$5,931,673

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share data)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Interest and fees on loans	$376,680	$258,033	$184,464
Interest on securities	52,715	48,149	43,611
Interest on deposits in other banks	723	274	65
Interest on trading securities	50	21	55
Interest on federal funds sold	3,499	2,783	991

Total interest income	433,667	309,260	229,186

Interest expense:
Interest on deposits	144,025	77,487	46,348
Interest on federal funds purchased	29,856	15,515	5,345
Interest on short-term borrowings	5,737	2,614	1,027
Interest on long-term borrowings	19,941	13,797	13,214

Total interest expense	199,559	109,413	65,934

Net interest income	234,108	199,847	163,252
Provision for loan and lease losses	5,393	7,615	4,949

Net interest income after provision for loan and lease losses	228,715	192,232	158,303

Noninterest income:
Service charges on deposit accounts	15,896	16,335	17,126
Investment services income	4,291	4,210	11,652
Wealth management income	21,902	19,220	16,863
Gain on sale of mortgages	10,990	12,522	11,566
Insurance commissions	4,047	3,549	3,604
Commercial mortgage banking income	2,251	525	—
Bank owned life insurance	3,632	2,886	2,690
Securities (losses) gains	(1,250)	72	—
Other	16,531	12,404	9,284

Total noninterest income	78,290	71,723	72,785

Noninterest expense:
Salaries and employee benefits	96,717	85,402	74,983
Commission based compensation	17,961	15,458	17,500
Occupancy and equipment expense, net	20,656	17,653	15,488
Amortization of intangibles	4,911	3,189	3,034
Legal and professional fees	4,527	5,400	5,235
Other	40,422	35,378	32,082

Total noninterest expense	185,194	162,480	148,322

Income before provision for income taxes	121,811	101,475	82,766
Provision for income taxes	41,995	34,802	28,122

Net income	$79,816	$66,673	$54,644

Weighted average common shares outstanding:
Basic	18,942	17,216	15,848

Diluted	19,147	17,445	16,100

Earnings per common share:
Basic	$4.21	$3.87	$3.45

Diluted	$4.17	$3.82	$3.39

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net income	$79,816	$66,673	$54,644
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	2,156	(12,114)	(1,767)
Less: Reclassification adjustment for net (losses) gains included in net income	(1,250)	72	—

Other comprehensive income (expense), before taxes	3,406	(12,186)	(1,767)
Provision for (benefit of) income taxes related to items of other comprehensive income (expense)	1,212	(4,325)	(624)

Other comprehensive income (loss)	2,194	(7,861)	(1,143)

Comprehensive income	$82,010	$58,812	$53,501

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

Years Ended December 31, 2005, 2005 and 2004

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Taxes	Total Equity
Balance, December 31, 2003	12,838,844	$12,839	$126,370	$140,028	$181	$279,418
Net income				54,644		54,644
Common stock dividends declared ($1.25 per share)				(20,235)		(20,235)
Issuance of stock in purchase business combinations	3,016,073	3,016	160,392			163,408
Issuance of stock in underwritten public offering, net	977,500	978	48,695			49,673
Exercise of stock options and issuance of shares related to deferred compensation plans	166,501	166	2,788	(938)		2,016
Stock based compensation			1,916	(154)		1,762
Change in unrealized gains (losses) on available for sale securities, net of taxes					(1,143)	(1,143)

Balance, December 31, 2004	16,998,918	16,999	340,161	173,345	(962)	529,543
Net income				66,673		66,673
Common stock dividends declared ($1.35 per share)				(23,038)		(23,038)
Issuance of stock in purchase business combinations	64,839	65	4,168			4,233
Exercise of stock options and issuance of shares related to deferred compensation plans	60,559	60	716	(645)		131
Stock based compensation			2,389	(191)		2,198
Change in unrealized gains (losses) on available for sale securities, net of taxes					(7,861)	(7,861)

Balance, December 31, 2005	17,124,316	17,124	347,434	216,144	(8,823)	571,879
Net income				79,816		79,816
Common stock dividends declared ($1.50 per share)				(28,126)		(28,126)
Issuance of stock in purchase business combinations	3,358,463	3,358	221,846			225,204
Exercise of stock options and issuance of shares related to deferred compensation plans	79,688	80	357	(955)		(518)
Stock based compensation			1,638	(211)		1,427
Excess tax deduction on share-based payments			2,481			2,481
Change in unrealized gains (losses) on available for sale securities, net of taxes					2,194	2,194
Adjustment to initially apply FASB Statement No.158, net of tax					(734)	(734)

Balance, December 31, 2006	20,562,467	$20,562	$573,756	$266,668	$(7,363)	$853,623

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$79,816	$66,673	$54,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,393	7,615	4,949
Deferred tax provision	(5,135)	(6,027)	795
Depreciation and amortization	14,887	9,984	9,664
Gain on disposition and liquidation of assets and liabilities	(590)	(230)	(84)
Securities losses(gains)	1,250	(72)	—
(Gain) loss on disposal of other real estate	(13)	(645)	(101)
Write-down of other real estate owned	62	140	173
Income earned on bank owned life insurance	(3,632)	(2,886)	(2,690)
Stock based compensation	1,428	2,229	1,784
Net amortization of securities	(8)	303	152
Net (increase) decrease in trading securities	(130)	188	(481)
Change in loans held for sale	(12,712)	7,373	(5,898)
(Increase) decrease in other assets	(10,482)	(14,771)	18,739
(Decrease) increase in other liabilities	(21,445)	16,520	(14,346)
Other	(39)	(130)	134

Net cash provided by operating activities	48,650	86,264	67,434

Cash flows from investing activities
Purchases of investment securities	(216,986)	(121,777)	(449,219)
Proceeds from calls and maturities of investment securities	94,229	99,143	177,205
Purchases of securities available for sale	(37,079)	(119,162)	(589,839)
Proceeds from sales of securities available for sale	49,779	15,987	12,866
Proceeds from calls and maturities of securities available for sale	66,570	177,312	736,325
Net decrease (increase) in interest-bearing deposits in other banks	4,478	1,846	(11,255)
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	4,998	30,498	(82,860)
Net increase in loans	(465,483)	(651,774)	(386,078)
Purchases of property, equipment and leasehold improvements	(35,468)	(21,735)	(16,999)
Proceeds from sale of property and liquidation of assets	813	635	122
Proceeds from sale of other real estate owned	733	3,409	2,347
Cash paid for bank owned life insurance	(18,428)	(27)	(7,071)
Net cash acquired in business combinations	12,311	3,800	35,166

Net cash used in investing activities	(539,533)	(581,845)	(579,290)

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation

Consolidated Statements of Cash Flows, Continued

(in thousands)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from financing activities
Net increase in deposits	317,471	408,541	529,198
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	69,125	166,223	(21,127)
Net increase (decrease) in short-term borrowings	122,576	(17,017)	(20,150)
Proceeds from long-term debt	171,000	168,000	24,000
Repayments of long-term debt	(152,464)	(173,000)	—
Dividends on common stock	(28,126)	(23,038)	(20,235)
Excess tax benefits from share-based compensation	2,481	—	—
Proceeds from underwritten public offering, net	—	—	49,673
Other	(227)	101	2,438

Net cash provided by financing activities	501,836	529,810	543,797

Increase in cash and cash equivalents	10,953	34,229	31,941
Cash and cash equivalents, beginning of year	189,256	155,027	123,086

Cash and cash equivalents, end of year	$200,209	$189,256	$155,027

Supplemental disclosures of cash flow information
Cash paid for interest	$192,949	$104,979	$64,988

Cash paid for income taxes	$56,677	$31,719	$22,847

Supplemental schedule of noncash investing activities:
Foreclosure of other real estate owned	$887	$1,996	$2,365

Transfer of property to other real estate owned	$—	$—	$886

Change in unrealized holding gains and losses on securities available for sale	$2,194	$(7,861)	$(1,143)

Assets acquired and liabilities assumed in merger transactions (Note 2)
Assets acquired in business combinations	$1,206,590	$4,991	$874,916

Liabilities assumed in business combinations	$953,012	$4,643	$748,401

Common stock issued in connection with business combinations	3,358	65	3,016

The accompanying notes are an integral part of these consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Trading securities are securities held for sale and are stated at fair value. Bond purchases and sales are recorded on the trade date. Accounts receivable from and accounts payable to bond customers represent security transactions entered into for which the securities have not been delivered as of the statement of financial condition dates. Unrealized holding gains and losses on securities classified as trading are reported in earnings during the period in which they occur.

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

December 31, 2006, 2005 and 2004

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

Other Real Estate

Other real estate, which primarily consists of property acquired by foreclosure, is initially recorded at the fair value less estimated selling costs. Other real estate is not depreciated. Subsequent to foreclosure, the assets are carried at the lower of carrying value or fair value less estimated cost to sell. Losses, representing the difference between the sales price and the carrying value of the property, are recorded on the date of the sale, while gains on sales financed by the Company are deferred until the initial and continuing investment by the borrower equals or exceeds specified levels. Gains on all other sales are recorded when realized. Other real estate at December 31, 2006 and 2005 totaled $790,000 and $623,000, respectively.

Other Intangible Assets

Other intangible assets relate to core deposits and customer lists. Other intangibles are amortized over a period based on the expected life of the intangible, generally five to ten years, using either the straight-line or accelerated methods of amortization.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Goodwill

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. The Company tests goodwill for impairment at least annually. There has been no impairment resulting from impairment tests.

Software Costs

Software costs, which primarily represent costs to acquire third party software packages, have a recorded cost of approximately $7,491,000 and $6,293,000 and related accumulated amortization of approximately $6,057,000 and $4,805,000, and are included in other assets at December 31, 2006 and 2005, respectively. Amortization expense related to capitalized software costs totaled approximately $671,000, $582,000 and $564,000 during 2006, 2005, and 2004, respectively.

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

Stock-Based Employee Compensation

As required by SFAS No. 123(R), Share-Based Payment, the Company uses a fair value-based method of accounting for compensation costs. Compensation cost for stock-based employee compensation arrangements is measured at the grant date based on the value of the award and is recognized over the related service period. The Company had fully adopted and implemented the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and has recorded compensation costs in accordance with these provisions for all periods presented herein. For additional information on share based payments see Note 13.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the 2006 presentation.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement benefit plans on their balance sheets starting with balance sheets as of December 31, 2006. The Company adopted the statement effective December 31, 2006. See Note 12 for more information regarding the Company’s adoption of FAS 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

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

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04). EITF 06-04 establishes that for certain split-dollar life insurance arrangements, an employer should recognize a liability for future benefits in accordance with currently existing accounting pronouncements based on the substantive agreement with the employee. EITF 06-04 will be effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-04 and has not yet determined the impact EITF 06-04 will have on the Company’s consolidated financial statements upon adoption.

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No 85-4 (“EITF 06-05”). EITF 06-05 clarifies the accounting for bank-owned life insurance (“BOLI”) and stipulates that policyholders should consider any additional amounts included in the contractual terms of the insurance policies other than cash surrender value in determining the amount that could be realized under the insurance contract in accordance with FASB Technical Bulletin No. 85-4. EITF 06-05 also establishes that policyholders should determine the amount that could be realized under the life insurance contracts assuming the surrender of an individual-life by individual-life policy. EITF 06-05 is effective for fiscal years beginning after December 31, 2006. The Company has evaluated the impact of the adoption of EITF 06-05 and determined that the adoption of EITF 06-05 will not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its consolidated financial statements and has preliminarily determined that adoption will not have a material impact on the Company’s consolidated financial statements.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

In March 2006, the FASB issued FASB Statement No.156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For the Company this Statement is effective for calendar year 2007. The adoption of this standard will not have a material impact on the consolidated financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155). This Statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of financial Assets and Extinguishments of Liabilities, and resolves issues addressed in SFAS 133 Implementation Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

SFAS 155 permits, but does not require, fair value accounting for any hybrid financial instrument that contains and embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, and amends SFAS 140 to eliminate the problem on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In addition, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain and embedded derivative requiring bifurcation. This statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and makes clear that concentrations of credit risk in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The fair value election provided for in this guidance may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under SFAS 133 prior to adoption of this guidance. The changes required by SFAS 155 are not expected to have a material impact on the consolidated financial statements of the Company.

In January 2007, the FASB issued SFAS 133 Implementation Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets, which provides a narrow scope exception from the SFAS 155 requirement to evaluate interests in securitized financial assets for embedded derivatives that would require bifurcation. The bifurcation tests outlined in paragraph 13(b) of SFAS 133 will not be required for securitized interests containing only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and that meet certain criteria. B40 is required to be applied upon adoption of SFAS 155.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred.

SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Company is currently assessing whether it will elect to use the fair value option for any of its eligible items.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. The Company adopted SFAS 123(R) on January 1, 2006. The Company previously used a fair value-based method of accounting for compensation costs and had fully adopted and implemented the expense recognition provisions of SFAS 123. Accordingly, the changes required by SFAS 123(R) did not have a material impact on the Company’s financial condition or results of operations. See Note 13 for more information regarding the Company’s adoption of SFAS 123(R) and the required disclosures.

2.	Business Combinations

During the last three years the Company has grown substantially through acquisitions. On April 3, 2006, the Company completed the acquisition of Florida Choice Bankshares, Inc. (“Florida Choice”). On October 1, 2006, the Company completed the acquisition of The PB Financial Services Corporation (“Peachtree”). On February 20, 2004, the Company completed the acquisition of Cypress Bankshares, Inc. (“Cypress”). On July 9, 2004, the Company completed the acquisition of Coquina Bank (“Coquina”). Coquina was merged with Cypress Bank on August 20, 2004 to form CypressCoquina Bank. In addition to the Coquina and Cypress acquisitions, the Company completed the acquisition of Indian River Banking Company (“Indian River”) on February 27, 2004.

The Company acquired all of the voting stock of the acquired bank in each acquisition. The Company’s results of operations include the operations of the acquired banks since the acquisition date. The table below summarizes the details of the bank acquisitions completed during the last three years.

	The PB Financial Services Corporation	Florida Choice Bankshares, Inc.	Coquina Bank	Indian River Banking Company	Cypress Bankshares, Inc.
Location	Duluth, GA	Mt. Dora, FL	Ormond Beach, FL	Vero Beach, FL	Palm Coast, FL
Merger closing date	10/1/2006	4/3/2006	7/9/2004	2/27/2004	2/20/2004
Shares of Alabama National common stock issued	1,878,069	1,480,394	543,571	2,017,053	455,449
Stock options assumed (as converted)	66,771	2,356	—	123,430	52,130
Additional cash consideration	$0.4 million	$18.3 million	$2.0 million	$5.1 million	$1.9 million
Total purchase price	$140.6 million	$113.0 million	$31.7 million	$111.6 million	$27.3 million

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

The following table summarizes the fair values of the assets acquired and liabilities assumed of Peachtree, Florida Choice, Coquina, Indian River and Cypress at the date of acquisition (in thousands):

	Peachtree	Florida Choice	Coquina	Indian River	Cypress
Cash and interest bearing deposits in banks	$15,352	$16,989	$8,281	$26,178	$9,691
Securities	56,292	27,344	11,421	241,905	26,111
Federal funds sold and securities purchased under agreements to resell	18,273	6,118	233	384	959
Net loans	458,712	378,696	89,229	282,857	75,396
Other assets	31,132	19,514	6,267	10,299	7,636
Goodwill	100,056	66,149	21,893	72,446	17,688
Core deposit intangible	3,111	9,284	1,006	7,542	1,644

Total assets acquired	682,928	524,094	138,330	641,611	139,125

Deposits	526,109	380,759	102,829	444,697	104,250
Other liabilities	16,208	30,368	3,763	85,333	7,529

Total liabilities assumed	542,317	411,127	106,592	530,030	111,779

Net assets acquired	$140,611	$112,967	$31,738	$111,581	$27,346

The acquisitions of Peachtree, Florida Choice, Coquina, Indian River and Cypress resulted in the recognition of $103,167,000, $75,433,000, $22,899,000, $79,990,000 and $19,332,000 of intangible assets, respectively. The Company allocated $3,111,000, $9,284,000, $1,006,000, $7,542,000 and $1,644,000 of the total intangible to core deposits, respectively. This allocation was based on the Company’s valuation of the core deposits of the acquired banks. The principal factors considered by the Company when valuing the core deposit intangibles consist of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on an accelerated basis not to exceed seven years. The remaining intangible created was allocated to goodwill.

The following table presents unaudited pro forma results of operations for the years ended December 31, 2006, 2005 and 2004. The 2004 results have been adjusted as if the Peachtree, Florida Choice, Coquina, Indian River and Cypress acquisitions had occurred on January 1, 2004. The 2006 and 2005 results have been adjusted as if the Peachtree and Florida Choice acquisitions had occurred on January 1 of each year. There is no adjustment needed for Coquina, Indian River and Cypress for 2006 and 2005 since these acquisitions occurred during 2004. Since no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the acquisitions had occurred at the dates presented.

	2006	2005	2004
	(in thousands, except per share amount)
Total revenue*	$335,332	$303,224	$264,251
Net income	$86,646	$72,120	$60,401
Basic EPS	$4.18	$3.51	$3.04
Diluted EPS	$4.13	$3.46	$2.99

* Total revenue consists of net interest income and noninterest income

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

In addition to the banking mergers described above, during 2005 the Company purchased the outstanding minority interest in one of its bank subsidiaries. The total purchase price was $325,000. This transaction resulted in the recognition of $216,000 of additional goodwill. During 2005 Alabama National also acquired a commercial mortgage banking company. Alabama National issued 64,839 shares of common stock in exchange for the outstanding shares of the acquired company. The transaction resulted in the recognition of $3.5 million of goodwill and $1.0 million of other customer intangibles that are classified as other amortizing intangible assets.

3.	Goodwill and Other Acquired Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of the following three operating segments of the Company for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Retail and Commercial Banking	Insurance Division	Commercial Mortgage Banking Division
Balance, January 1, 2005	$141,703	$2,693	$—
Acquired goodwill	216	—	3,450
Other goodwill adjustments	9	—	—

Balance, December 31, 2005	141,928	2,693	3,450
Acquired goodwill	166,205	—	—

Balance, December 31, 2006	$308,133	$2,693	$3,450

Each of these segments was tested for impairment in accordance with SFAS No. 142 on December 31, 2006 and 2005. The fair value of the Retail and Commercial Banking unit and Commercial Mortgage Banking Division were estimated using the present value of future cash flows and the fair value of the Insurance Division was estimated using a multiple of revenues. The impairment tests indicated that no impairment charge was required at either test date.

Intangible assets as of December 31, 2006 and 2005 are detailed in the following table (in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$30,524	$(14,633)	$15,891
Other customer intangibles	2,064	(1,113)	951

Total amortizing intangible assets	$32,588	$(15,746)	$16,842

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$18,130	$(10,140)	$7,990
Other customer intangibles	2,064	(696)	1,368

Total amortizing intangible assets	$20,194	$(10,836)	$9,358

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

The Company recognized $4,911,000, $3,189,000 and $3,034,000 of intangible amortization expense for the years ended December 31, 2006, 2005 and 2004, respectively. Based upon the recorded intangible assets as of December 31, 2006, aggregate amortization expense for the years ending December 31, 2007 through December 31, 2011 is estimated to be $5,287,000, $4,127,000, $3,134,000, $2,250,000 and $1,220,000, respectively.

Core deposit intangibles have a weighted-average amortization period of 3.2 years and other customer intangibles have a weighted-average amortization period of 2.9 years. The weighted-average amortization period for all amortizing intangible assets is 3.2 years.

4.	Securities

The amortized costs and estimated market values of investment securities (carried at amortized cost) and securities available for sale (carried at market value) are as follows (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment securities
U.S. treasury securities and obligations of U.S. government corporations and agencies	$24,227	$—	$595	$23,632
Obligations of states and political subdivisions	74,785	537	154	75,168
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	617,394	1,222	11,956	606,660

Totals	$716,406	$1,759	$12,705	$705,460

Securities available for sale
U.S. treasury securities and obligations of U.S. government corporations and agencies	$192,887	$112	$3,985	$189,014
Obligations of states and political subdivisions	57,805	765	261	58,309
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	264,795	260	7,145	257,910
Other securities	1,000	—	—	1,000
Equity securities	43,135	—	—	43,135

Totals	$559,622	$1,137	$11,391	$549,368

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

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

Maturities of securities at December 31, 2006 are summarized as follows (in thousands):

	Investment Securities		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$—	$—	$12,964	$12,885
Due after one year through five years	25,769	25,171	181,822	178,049
Due after five years through ten years	9,636	9,762	28,973	29,220
Due after ten years	63,607	63,867	27,933	28,169
Mortgage-backed securities	617,394	606,660	264,795	257,910
Equity securities	—	—	43,135	43,135

Totals	$716,406	$705,460	$559,622	$549,368

Gross gains of $0, $72,000 and $0 were realized on the sale of securities during 2006, 2005 and 2004, respectively, and gross losses of $1,250,000, $0, and $0 were realized on the sale of securities during 2006, 2005 and 2004, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Information pertaining to securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$24,227	$595	$24,227	$595
Obligations of states and political subdivisions	22,658	121	4,281	33	26,939	154
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	17,982	144	459,519	11,812	477,501	11,956

Total investment securities	$40,640	$265	$488,027	$12,440	$528,667	$12,705

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$6,172	$142	$161,788	$3,843	$167,960	$3,985
Obligations of states and political subdivisions	5,726	38	10,178	223	15,904	261
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	19,374	151	217,754	6,994	237,128	7,145

Total debt securities	31,272	331	389,720	11,060	420,992	11,391
Equity securities	—	—	—	—	—	—

Total securities available for sale	$31,272	$331	$389,720	$11,060	$420,992	$11,391

Management evaluates securities for other-than-temporary impairment no less frequently than quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(1) length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2006, 505 debt securities have been in a loss position for more than twelve months and 101 debt securities have been in a loss position for less than twelve months. The losses for all securities are considered to be a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not related to the credit worthiness of the issuers. Further, the Company has the current intent and ability to hold the securities to an expected recovery in market value. Therefore, the Company has not recognized any other-than-temporary impairments.

5.	Loans and Leases

Major classifications of loans and leases at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Commercial, financial, and agricultural	$401,057	$287,014
Real estate
Construction	1,901,671	1,225,451
Mortgage—residential	1,166,847	1,092,514
Mortgage—commercial	1,517,744	1,100,794
Mortgage—other	20,129	9,828
Consumer	94,563	82,908
Lease financing receivables	87,018	62,423
Securities brokerage margin loans	18,642	17,928
Other	253,729	268,879

Gross loans and receivables	5,461,400	4,147,739
Less unearned income	(5,264)	(3,644)

Loans and leases, net of unearned income	5,456,136	4,144,095
Less allowance for loan and lease losses	(68,246)	(52,815)

Net loans and leases	$5,387,890	$4,091,280

In the normal course of business, loans are made to directors, officers, and their affiliates. Such loans are made on substantially the same terms as to other customers of the banks. The aggregate of such loans was $108,849,000 and $81,204,000 at December 31, 2006 and 2005, respectively. During 2006 and 2005, new loans of $85,828,000 and $59,851,000 were funded and reductions totaled $58,183,000 and $43,899,000, respectively.

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $10,921,000 and $6,446,000 at December 31, 2006 and 2005, respectively. If these loans had been current throughout their terms, gross interest income for the years ended December 31, 2006 and 2005 would have increased by approximately $518,000 and $453,000, respectively.

At December 31, 2006 and 2005, the recorded net investment in loans for which impairment has been recognized totaled $10,921,000 and $6,446,000, respectively. Management of the Company believes that

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

the fair value of these impaired loans is equal to or greater than the amount recorded on the Company’s books. The Company did not recognize any material interest income on impaired loans during the portion of the year that they were impaired. The impaired loans at December 31, 2006 and 2005 were measured for impairment primarily using the fair value of the collateral. The average investment in these loans for the years ended December 31, 2006 and 2005 amounted to $6,616,000 and $6,791,000, respectively.

All of the loans identified as being impaired have been specifically allocated a portion of the allowance for loan and lease losses. This specifically allocated portion of the allowance totaled $886,000 and $254,000 at December 31, 2006 and 2005, respectively.

The Company grants real estate, commercial, and consumer loans to customers primarily in Alabama, Georgia, and Florida. Although the Company has a diversified loan portfolio, significant concentrations include loans collateralized by improved and undeveloped commercial and residential real estate.

6.	Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Balance, beginning of year	$52,815	$46,584	$36,562
Loans charged off	(2,322)	(2,918)	(4,583)
Recoveries	1,424	1,534	2,746

Net charge-offs	(898)	(1,384)	(1,837)
Provision charged to operations	5,393	7,615	4,949
Additions to allowance through acquisition	10,936	—	6,910

Balance, end of year	$68,246	$52,815	$46,584

7.	Property, Equipment, and Leasehold Improvements

Major classifications of property, equipment, and leasehold improvements at December 31, 2006 and 2005 are summarized as follows (in thousands):

	Estimated Useful Lives	2006	2005
Land		$38,860	$31,025
Buildings and improvements	5—40 years	82,102	65,979
Leasehold improvements	10—30 years	8,086	8,155
Furniture, equipment, and vault	3—30 years	69,461	58,517
Construction in progress		28,355	11,009

		226,864	174,685
Less accumulated depreciation and amortization		(71,688)	(60,526)

Property, equipment, and leasehold improvements, net		$155,176	$114,159

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

8.	Deposits

Deposits at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Demand deposit accounts	$849,127	$729,045
NOW accounts	1,179,686	1,021,494
Savings and money market accounts	1,120,683	884,496
Time deposits less than $100,000	1,211,208	760,832
Time deposits of $100,000 or more	1,206,899	947,397

Total deposits	$5,567,603	$4,343,264

At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

2007	$1,972,993
2008	223,706
2009	69,218
2010	76,926
2011	74,370
Thereafter	894

Total	$2,418,107

Certain directors of the Company, including their families and affiliated companies, are deposit customers. Total deposits of these persons at December 31, 2006 and 2005 were approximately $44,212,000 and $39,406,000, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

9.	Short and Long-Term Borrowings

Federal funds purchased and securities sold under agreements to repurchase are summarized as follows (in thousands):

	2006	2005
Federal funds purchased	$417,472	$380,729
Securities sold under agreements to repurchase	209,825	164,608

Total federal funds purchased and securities sold under agreements to repurchase	$627,297	$545,337

Short-term borrowings are summarized as follows (in thousands):

	2006	2005
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 6.00% at December 31, 2006; collateralized by the Company’s stock in subsidiary banks. Matures on May 31, 2007.	$15,800	$—
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 5.50% and 4.44% at December 31, 2006 and 2005, respectively.	7,530	10,700
FHLB borrowings due at various maturities ranging from January 18, 2007 through December 14, 2007 at December 31, 2006; at December 31, 2005, maturities ranged from May 12, 2006 to July 13, 2006; bearing interest at fixed and variable rates ranging from 2.93% to 5.44% at December 31, 2006 and at December 31, 2005 included fixed interest rates ranging from 4.17% to 4.35%.	138,500	24,000

Total short-term borrowings	$161,830	$34,700

Long-term borrowings are summarized as follows (in thousands):

	2006	2005
FHLB borrowings due at various maturities ranging from January 29, 2008 through December 19, 2016 at December 31, 2006; at December 31, 2005, maturities ranged from March 26, 2008 to November 23, 2015; bearing interest at fixed rates ranging from 2.91% to 6.00% at December 31, 2006 and bearing interest at rates ranging from 2.05% to 6.00% at December 31, 2005; convertible to variable rate advances at the option of the FHLB at dates ranging from January 23, 2007 to December 21, 2009.	$283,978	$285,636
FHLB borrowings due at various maturities ranging from November 5, 2008 to April 6, 2011 at December 31, 2006; maturity was November 5, 2008 at December 31, 2005; rate varies quarterly with LIBOR and was 5.37% at December 31, 2006 and at December 31, 2005 rate was 4.29%.	55,000	30,000
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 6.15% at December 31, 2006; collateralized by the Company’s stock in subsidiary banks. Matures on March 31, 2009.	16,000	—
Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to March 29, 2035; rates vary quarterly with LIBOR and ranged from 7.31% to 9.25% at December 31, 2006; at December 31, 2005 rates ranged from 7.58% to 8.10%.	47,421	53,610

Total long-term borrowings	$402,399	$369,246

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Aggregate maturities of long-term borrowings are as follows for fiscal years (in thousands):

2007	$—
2008	33,000
2009	86,000
2010	18,000
2011	50,000
Thereafter	215,399

$402,399

The short-term note payable to a third-party bank at December 31, 2006 is payable in full on May 31, 2007. Maximum borrowing under the secured master note agreement is $20,000,000 and interest is payable quarterly. The long-term note payable to a third party bank is payable in full on March 31, 2009 and interest is payable quarterly. The notes are cross collateralized by the stock of a subsidiary bank.

At December 31, 2006, the Company has approximately $1.5 billion of unused available credit with the FHLB in addition to the approximately $485,008,000 above, approximately $4,200,000 of unused available credit with a regional financial institution, and federal funds lines of approximately $465,700,000 with various correspondent banks, of which approximately $376,700,000 remains available.

The Company has also pledged approximately $122,957,000 in loans to the Federal Reserve Bank of Atlanta as collateral for a discount window credit facility. At December 31, 2006, the Company had access to approximately $92,218,000 under this facility, with no outstanding borrowings.

The FHLB has a blanket lien on the Company’s 1-4 family mortgages, commercial real estate mortgages, home equity lines of credit, and certain multifamily mortgages. In addition to these liens, the Company has also pledged securities as collateral for the outstanding debt. These securities had a carrying value of $55,707,000 at December 31, 2006.

Additional details regarding short-term borrowings, federal funds purchased and repurchase agreements are shown below (in thousands):

	2006	2005	2004
Average amount outstanding during the year	$757,767	$583,046	$454,863
Maximum amount outstanding at any month end	$1,009,163	$681,962	$536,539
Weighted average interest rate:
During year	4.70%	3.11%	1.40%
End of year	4.89%	3.85%	2.17%

10.	Operating Leases

One of the Company’s subsidiary banks leases its main office building from a partnership, which is partially owned by certain directors and stockholders of the Company, under a noncancelable operating lease expiring in 2020. Rent expense under the terms of this related party lease was $1,587,000, $1,463,000 and $1,380,000, respectively, during 2006, 2005 and 2004. Additionally, several subsidiary banks lease branch offices and equipment under operating leases.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Minimum future rental payments for operating leases are as follows (in thousands):

Operating Leases
2007	$3,649
2008	3,415
2009	3,124
2010	2,827
2011	2,371
Thereafter	24,060

Total minimum payments	$39,446

Rent expense charged to operations under operating lease agreements for the years ended December 31, 2006, 2005, and 2004 was approximately $3,997,000, $3,334,000 and $2,903,000, respectively.

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

At December 31, 2006 and 2005, unused commitments under lines of credit aggregated approximately $1,740,355,000 and $1,275,894,000, of which approximately $68,148,000 and $43,293,000 pertained to related parties, respectively. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

The Company had approximately $78,627,000 and $53,458,000 in irrevocable standby letters of credit outstanding at December 31, 2006 and 2005, respectively, of which approximately $1,399,000 and $1,179,000 at December 31, 2006 and 2005, respectively, pertained to related parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate for those commitments for which collateral is deemed necessary.

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

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

relevant tax laws and based on review and consultation with counsel, management does not anticipate that the ultimate liability, if any, resulting from such assessment will have a material adverse effect on the Company’s financial condition or results of operations.

12.	Employee Benefit Plans

The Company, through two of its subsidiary banks, sponsors two defined benefit pension plans. Each of these plans has been frozen with regard to future benefit accruals and participation by new employees. The Company adopted FAS 158 effective December 31, 2006. The adoption of this accounting standard required the Company to reflect the funded status of pension plans on the Consolidated Statements of Financial Condition. The following table shows the impact of adopting FAS 158 on the Consolidated Statements of Financial Condition of the Company.

	Before Adoption of FAS 158	Adoption Adjustments	After Adoption of FAS 158
Assets
Other assets	$91,336	$(734)	$90,602
Equity
Accumulated other comprehensive loss	$(6,629)	$(734)	$(7,363)

The components of net pension income for the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

	2006	2005	2004
Service cost	$—	$—	$—
Interest cost	(371)	(363)	(367)
Expected return on plan assets	479	486	470
Recognized net actuarial loss	(80)	(32)	(33)

Net periodic pension benefit	28	91	70

Settlement loss	(13)	—	(53)

Pension income	$15	$91	$17

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit over the next fiscal year is $34,000.

The amounts recognized in accumulated other comprehensive income upon adoption of FAS 158 are as follows (in thousands):

2006
Net actuarial loss	$(1,187)
Tax benefit	453

Total recognized in accumulated other comprehensive income	$(734)

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plans’ funded status for the years ended December 31, 2006 and 2005, is as follows (in thousands):

	2006	2005
Change in plan assets
Fair value of plan assets at January 1	$6,932	$7,013
Actual return on plan assets	694	199
Benefits paid	(208)	(280)
Benefits paid Settlements	(61)	—

Fair value of plan assets at December 31	$7,357	$6,932

Change in benefit obligation
Projected benefit obligation at January 1	$6,813	$6,330
Interest cost	370	363
Actuarial (gain) loss	(239)	400
Benefits paid	(208)	(280)
Settlements	(61)	—

Projected benefit obligation at December 31	$6,675	$6,813

Funded status
Plan assets in excess of projected benefit obligation	$682	$119
Unrecognized net loss	N/A	1,734

Accrued pension asset	$682	$1,853

The accumulated benefit obligation for the combined defined benefit pension plans is $6,675,000 and $6,813,000 at December 31, 2006 and 2005, respectively.

Assumptions

Primary assumptions used to actuarially determine benefit obligations and net pension expense are as follows:

	Benefit Obligation
	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%
Salary rate increase	N/A	N/A	N/A

	Net Pension Income (Expense)
	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Salary rate increase	N/A	N/A	N/A

The discount rate has been determined by matching the expected benefit payment stream against the Citigroup Pension Discount Curve, which produced a result comparable with using the Moody’s Aa-rated Corporate Bond rate as the benchmark.

The expected long-term return on plan assets assumption has been derived by applying the weighted-average target allocation to the expected return by asset category, shown in the table below. Overall, the expected return assumptions for each asset class utilized is generally based on expectation of future returns.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Plan Assets

The consolidated pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets at December 31,		Target Allocation	Expected Return By Category
	2006	2005
Asset Category
Equity securities	78.7%	72.8%	51.3%	9.0%
Debt securities	17.2%	21.6%	46.7%	5.0%
Cash equivalents	4.1%	5.6%	2.0%	2.0%

Total/weighted average expected return	100%	100%	100%	7.00%

The target asset allocation shown above represents the weighted-average target allocation of total plan assets. Each plan’s stated investment policy allows for a range of percentages within each asset class that generally is 10% above and below the target. At December 31, 2006 and 2005, the plans were out of policy due to an increase in value of the equity securities and a decline in market value of debt securities. The plan trustee monitors the asset allocation relative to the target and determines whether to rebalance the portfolio immediately or allow the asset allocation to remain different from the target. The stated investment goals are to generate a return in excess of 7.0% (the current long-term return assumption), to meet or exceed the rate of return of similarly balanced market indexes and to provide an appropriate amount of liquidity to meet distribution requirements of current and future retirees. The risk management practices employed by the plans’ investment policies include diversification criteria, requirements that fixed income investments be of investment quality, an annual assessment of investment managers, analysis of fund performance against benchmarks and substantiation that investment results are consistent with stated objectives, goals and guidelines. Finally, there are several categories of investments that are not eligible for investment without specific approval. These include: short sales, margin purchases, private placements, commodities, security loans, unregistered or restricted stock, warrants, real estate mortgages, real estate equity, options and futures.

Equity securities include Alabama National BanCorporation common stock in the amounts of $1.34 million (18.2% of total plan assets) and $1.26 million (18.2% of total plan assets) at December 31, 2006 and 2005, respectively.

The Company does not anticipate making a contribution to its pension plans during 2007.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid (in thousands):

2007	$177
2008	$184
2009	$204
2010	$235
2011	$242
Years 2012-2016	$1,926

The Company has a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 90% of their salary to the plan on a

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

pre-tax basis and the Company matches 100% of participants’ contributions up to the first 6.0% of each participant’s salary. The Company’s matching contribution charged to operations related to this plan was approximately $3,460,000, $2,641,000 and $2,634,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company and several of its subsidiary banks own life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of the Company’s former chief executive officer who retired from the company in 1996 and certain presidents, employees and directors of the Company or its subsidiary banks. The total cash surrender value of such policies at December 31, 2006 and 2005 was $20,813,000 and $20,117,000, respectively. The total liability of the deferred compensation plans at December 31, 2006 and 2005 totaled $4,582,000 and $4,465,000, respectively. The Company recorded expense of $386,000, $353,000 and $304,000 for the years ended December 31, 2006, 2005, and 2004, respectively, for these plans.

One of the Company’s subsidiary banks has a deferred compensation plan whereby non-employee directors may elect to have all or a portion of their compensation deferred in cash. Compensation eligible for deferral under the plan was $22,000, $22,000 and $21,000 in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, amounts payable under the plan totaled $218,000 and $196,000, respectively.

13.	Share Based Compensation

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

With the adoption of SFAS No. 123R, Alabama National recorded an increase in net earnings based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, Alabama National recorded forfeitures as incurred. As of January 1, 2006, the impact of adoption decreased salary expense $73,000.

The primary types of share based compensation consist of the performance shares issued pursuant to the Performance Share Plan (“the PSP”) and stock options issued pursuant to the 1999 Long Term Incentive Plan (“the LTI Plan”).

Stock Options

During 1999, Alabama National adopted the LTI Plan which provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance awards eligible to employees of the Company. The total number of shares reserved for distribution under the plan is 300,000 shares. On January 1, 2000, Alabama National granted 160,500 non-qualified stock options, which vested over a sixty month period. As of December 31, 2004, these options were fully vested. During 2006, 2005 and 2004, the Company did not grant any stock options. Total compensation expense recorded for the stock option plans was $0, $0 and $126,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

At December 31, 2006, 158,000 shares remain available for distribution under the LTI Plan. Alabama National has not issued any additional share based compensation under the LTI Plan.

In addition to the stock options Alabama National issued in 2000, the Company has assumed various stock option plans of acquired companies. All of the stock options under these assumed plans became fully vested at the time of the acquisition. No additional stock options may be awarded under any of the assumed plans.

A summary of the status of the Company’s stock options as of December 31, 2006 is presented below:

	2006
	Shares	Weighted Average Exercise Price
Outstanding, January 1	200,182	$21.39
Expired	(7,037)	21.62
Assumed in business combinations	69,127	14.79
Exercised	(71,994)	17.55

Outstanding, December 31	190,278	$20.44

Options exercisable, December 31	190,278	$20.44

Aggregate intrinsic value		$9,188,728

Aggregate intrinsic value of options exercised		$3,631,000

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding
Exercise Price	Number Outstanding	Remaining Contractual Life	Options Exercisable
$9.49	4,748	May 2010	4,748
$12.91	11,594	July 2012	11,594
$15.10	9,895	November 2009	9,895
$15.60	2,184	September 2009	2,184
$16.61	132	March 2012	132
$17.31	30,935	July 2014	30,935
$17.78	1,649	December 2009	1,649
$18.12	10,597	September 2012	10,597
$18.88	68,900	December 2010	68,900
$20.76	7,010	December 2010	7,010
$24.60	8,513	February 2012	8,513
$26.32	1,368	January 2015	1,368
$27.05	10,349	April 2012	10,349
$34.79	20,052	January 2013	20,052
$35.08	2,352	August 2013	2,352

	190,278		190,278

At December 31, 2006, the average weighted life of outstanding stock options was 5.1 years.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Performance Shares

Alabama National sponsors the PSP to offer long-term incentives in addition to current compensation to certain employees of the Company. The PSP is governed by Alabama National’s Compensation Committee, which may prescribe different criteria for different participants in the PSP. Such criteria may be expressed in terms of (i) the growth in net income per share during the award period, (ii) return on average equity in comparison with other banks and bank holding companies during the award period, (iii) growth in stockholders’ equity per share or tangible stockholders’ equity per share, or (iv) other reasonable bases. The vesting period is generally four years. Under the PSP 800,000 shares of common stock have been reserved for issuance and at December 31, 2006, approximately 634,806 shares are available to be issued.

The fair value of grants under the PSP is based on the market value of the Company’s stock on the grant-date and the total number of shares expected to be issued. The following table presents a summary of the status of nonvested performance share grants and changes during the year ended December 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2005	144,836	$50.86
Granted	37,470	64.76
Awarded	(23,855)	33.33
Forfeited	(2,100)	54.73
Performance adjustment	(24,228)	49.14

Nonvested shares at December 31, 2006	132,123	$58.22

The number of shares presented in the table above is based on the expected share payout using current performance measurements. The actual share payout may differ from the amount presented above. As of December 31, 2006, there was approximately $3.7 million of unrecognized compensation cost related to nonvested PSP awards. That cost is expected to be recognized over a weighted average period of 2.1 years. Compensation expense related to the PSP for years ended December 31, 2006, 2005 and 2004 was $956,000, $1,714,000 and $1,235,000, respectively. Tax benefits related to PSP compensation totaled $363,000, $651,000 and $469,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with the terms of the PSP, a base grant of 31,705, 33,050 and 41,300 shares (net of forfeitures) was made in each of the years ended December 31, 2006, 2005 and 2004, respectively. The market value per share was $64.76, $64.74 and $52.31 at each grant date for the years ended December 31, 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005, and 2004, 23,855, 29,030 and 25,906 shares, respectively, were awarded to participants. At December 31, 2006, outstanding awards of expected and maximum payouts were 132,123 and 175,588 shares, respectively. During 2006 PSP shares with a fair market value of $1,616,000 were awarded to plan participants.

The Company continuously updates its estimate of the total number of shares that will be issued related to each PSP grant based on the Company’s actual performance compared to the performance metrics of the PSP. As a result of this evaluation, the Company reduced the expected shares to be awarded by 24,228 shares during the year ended December 31, 2006.

Alabama National recognized an excess windfall tax benefit of $2,481,000 and $362,000 related to the payment of stock-based compensation during years ended December 31, 2006 and 2005, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Alabama National received $518,000 and $805,000 during the years ended 2006 and 2005, respectively, for the exercise of stock options.

Other Share-based Awards

Additionally, the Company and three of its subsidiary banks maintain deferral of compensation plans for certain directors who are not employees of the Company or its subsidiary banks. Under the plans, non-employee directors may choose to have all or part of the cash and/or stock equivalents they would normally receive as director fee compensation deferred for future payment, at such time and in such manner that the directors specify at the time of the election, so long as any pay out period does not exceed ten years. The cash portion of the deferral of compensation account earns interest at a rate which approximates the Company’s short-term borrowing rate. As of December 31, 2006 and 2005, there were no deferred cash payments under directors deferral of compensation plans. Dividends earned on stock equivalent portions are credited to the deferral of compensation account in the form of additional stock equivalents. At December 31, 2006 and 2005, the amount deferred under the terms of these plans totaled $3,283,000 and $2,953,000, respectively. For the years ending December 31, 2006, 2005 and 2004, approximately $411,000, $375,000 and $333,000, respectively, was expensed under these plans.

During 2000, the Company adopted a separate Performance Share Plan to provide long-term incentives to non-employee directors of a subsidiary bank (the 2000 Subsidiary PSP) and made a base grant of 20,000 shares, with a market value per share of $19.22 to vest over a sixty-four month period. The actual number of shares distributed during fiscal 2006 was 25,000 shares. Since the shares were fully vested as of December 31, 2005, no expense was recorded during 2006. Expense recorded for the 2000 Subsidiary PSP was $90,000 for each of the years ended December 31, 2005 and 2004.

14.	Income Taxes

The components of the provision for income taxes consist of the following for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Current
Federal	$43,092	$37,319	$25,005
State	4,038	3,510	2,322

Total current expense	47,130	40,829	27,327
Deferred
Federal	(4,482)	(5,301)	679
State	(653)	(726)	116

Total deferred (benefit) expense	(5,135)	(6,027)	795

Total provision for income taxes	$41,995	$34,802	$28,122

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Temporary differences and carryforwards which give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets
Allowance for loan and lease losses	$25,249	$20,456
Net operating loss	968	1,266
Deferred compensation	5,014	4,034
Net unrealized losses on securities	3,637	4,835
Loan fees	3,275	2,147
Other	1,907	1,392

Total deferred tax assets	40,050	34,130
Deferred tax liabilities:
Depreciation	5,129	5,928
Leasing	11,186	13,302
Intangibles and purchase accounting adjustments	2,510	1,601
Other	1,357	1,318

Total deferred tax liabilities	20,182	22,149

Net deferred tax (liabilities) assets	$19,868	$11,981

The Company did not establish a valuation allowance related to the net deferred tax asset recorded at December 31, 2006 and 2005 due to taxes paid within the carryback period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate of 35% to pretax earnings as illustrated below for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Provision for income taxes at statutory federal income tax rate	$42,634	$35,516	$28,968
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	2,200	1,810	1,585
Tax exempt income	(2,849)	(2,094)	(1,951)
Income tax credits	(691)	(861)	(861)
Other, net	701	431	381

Total provision for income taxes	$41,995	$34,802	$28,122

For federal income tax purposes, one of the Company’s subsidiaries has a net operating loss carryforward totaling $2,779,000 and $3,655,000 at December 31, 2006 and 2005, respectively, which will expire beginning in 2018.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

15.	Noninterest Expense

The following table sets forth, for the years ended December 31, 2006, 2005 and 2004, the principal components of noninterest expense (in thousands):

	2006	2005	2004
Salaries and employee benefits	$96,717	$85,402	$74,983
Commission based compensation	17,961	15,458	17,500
Occupancy and equipment expense, net	20,656	17,653	15,488
Amortization of identifiable intangibles	4,911	3,189	3,034
Travel and entertainment	2,832	2,303	1,926
Advertising	3,855	3,308	2,436
Banking assessments and charges	2,615	2,429	2,183
Data processing expenses	3,332	2,751	2,615
Legal and professional fees	4,527	5,400	5,235
Noncredit losses	298	740	940
Postage and courier services	3,373	3,060	2,893
Supplies and printing	3,316	2,922	2,813
Telephone	2,571	2,355	2,183
Electronic banking expenses	4,560	3,571	2,961
Software expense	2,706	2,335	2,025
Commercial insurance	1,415	1,057	1,207
Directors fees	1,392	1,176	1,083
Business licenses and other taxes	1,011	920	1,013
Other	7,146	6,451	5,804

Total noninterest expense	$185,194	$162,480	$148,322

16.	Earnings Per Share

The following table reflects the reconciliation of the basic EPS computation to the diluted EPS computation (in thousands, except per share data):

	Year Ended December 31
	2006	2005	2004
Basic Earnings Per Share
Net income available to common shareholders	$79,816	$66,673	$54,644
Weighted average basic common shares outstanding	18,942	17,216	15,848

Basic Earnings Per Share	$4.21	$3.87	$3.45

Diluted Earnings Per Share
Net income available to common shareholders	$79,816	$66,673	$54,644
Weighted average common shares outstanding	18,942	17,216	15,848
Effect of dilutive securities	205	229	252

Weighted average diluted common shares outstanding	19,147	17,445	16,100

Diluted Earnings Per Share	$4.17	$3.82	$3.39

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

17.	Fair Value of Financial Instruments

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

The estimated fair values of financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$200,209	$200,209	$189,256	$189,256
Interest-bearing deposits in other banks	$16,350	$16,350	$19,428	$19,428
Federal funds sold and securities purchased under agreements to resell	$89,865	$89,865	$70,472	$70,472
Investment securities and securities available for sale	$1,265,774	$1,254,828	$1,136,487	$1,121,758
Trading securities	$532	$532	$402	$402
Loans	$5,483,788	$5,444,773	$4,159,035	$4,089,655
Financial liabilities
Deposits	$5,567,603	$5,564,147	$4,343,264	$4,330,309
Federal funds purchased; securities sold under agreements to resell; and treasury, tax, and loan account	$627,297	$627,297	$545,337	$545,337
Short-term borrowings	$161,830	$161,830	$34,700	$34,700
Long-term debt	$402,399	$403,728	$369,246	$368,495

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

18.	Parent Company

The condensed financial information of the parent company only as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004 is presented as follows (in thousands):

	2006	2005
Balance Sheets
Assets
Cash*	$2,682	$7,807
Securities available for sale	527	289
Investments in subsidiaries*	643,571	514,319
Goodwill	264,088	97,883
Other intangible assets	229	291
Other assets	26,417	14,582

Total assets	$937,514	$635,171

Liabilities and stockholders’ equity
Accounts payable	$4,238	$9,534
Accrued interest payable	432	148
Short-term borrowings	15,800	—
Long-term debt	63,421	53,610

Total liabilities	83,891	63,292
Stockholders’ equity
Common stock	20,562	17,124
Additional paid-in capital	573,756	347,434
Retained earnings	266,668	216,144
Accumulated other comprehensive income, net of taxes	(7,363)	(8,823)

Total stockholders’ equity	853,623	571,879

Total liabilities and stockholders’ equity	$937,514	$635,171

*	Eliminated in consolidation

	2006	2005	2004
Statements of Income
Income
Dividends from subsidiaries*	$53,250	$29,122	$19,430
Other	156	131	83

Total income	53,406	29,253	19,513

Expenses
Interest expense	6,270	3,759	2,774
Other expenses	6,368	9,372	6,732

Total expenses	12,638	13,131	9,506

Income before equity in undistributed earnings of subsidiaries and taxes	40,768	16,122	10,007
Equity in undistributed earnings of subsidiaries*	34,680	45,862	41,254

Income before income taxes	75,448	61,984	51,261
Income tax benefit	(4,368)	(4,689)	(3,383)

Net income	$79,816	$66,673	$54,644

*	Eliminated in consolidation

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

	2006	2005	2004
Statements of Cash Flows
Cash flows from operating activities:
Net income	$79,816	$66,673	$54,644
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expense	490	454	448
Equity in undistributed earnings of subsidiaries	(34,680)	(45,862)	(41,254)
Deferred tax benefit	(89)	(88)	(210)
Stock based compensation	1,428	2,229	1,784
Increase (decrease) in other assets and liabilities	(12,939)	2,399	213

Net cash provided by operating activities	34,026	25,805	15,625

Cash flows from investing activities
Additional investment in subsidiaries	(14,250)	(1,000)	(40,800)
Decrease in loans	—	(325)	—
Net cash paid in business combinations	(16,349)	—	(1,219)
Purchases of fixed assets	(33)	—	(2,388)
Other	(238)	(200)	—

Net cash used in investing activities	(30,870)	(1,525)	(44,407)

Cash flows from financing activities:
Dividends paid on common stock	(28,126)	(23,038)	(20,235)
Net (decrease) increase in borrowings	16,336	(500)	(1,150)
Net proceeds from underwritten public offering, net	—	—	49,673
Excess tax benefits from share-based compensation	2,481	—	—
Other	1,028	101	2,438

Net cash used in financing activities	(8,281)	(23,437)	30,726

Net increase (decrease) in cash	(5,125)	843	1,944
Cash, beginning of year	7,807	6,964	5,020

Cash, end of year	$2,682	$7,807	$6,964

*	Eliminated in consolidation

19.	Regulatory

The subsidiary banks are required by law to maintain reserves in cash or deposits with the Federal Reserve Bank or other banks. At December 31, 2006, the required reserves totaled $23,184,000.

At December 31, 2006 and 2005, securities with carrying values of $500,476,000 and $440,853,000, respectively, were pledged to secure U.S. government deposits and other public funds for purposes as required or permitted by law.

The Company has a policy of collecting amounts from its subsidiaries sufficient to cover expenses of the Company and to service Company debt. Such amounts have been received in the form of dividends declared by the subsidiaries. Payment of dividends is subject to the financial condition of the subsidiaries and the Company’s judgment as to the desirability of utilizing alternative sources of funds. The payment of

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

dividends by the subsidiary banks is also subject to various regulatory requirements. At December 31, 2006, $112,855,000 of the retained earnings of the subsidiary banks are available for payment of dividends to the Company under the various regulatory requirements, without special approval from the applicable regulators.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total qualifying capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Company’s subsidiary banks as well capitalized under the regulatory framework for prompt corrective action, except for Peachtree Bank which is categorized as adequately capitalized at December 31, 2006. To be categorized as well capitalized the subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed an institution’s category, except for the Company has injected capital in Peachtree Bank during February 2007 to make Peachtree Bank well capitalized.

At December 31, 2006, the regulatory capital ratios of the Company’s subsidiary banks, except for Peachtree Bank, exceeded the minimum ratios required for well-capitalized banks as defined by federal banking regulators. To be categorized as well-capitalized, the Company’s subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

The actual capital amounts and ratios of the Company, First American Bank and Indian River National Bank (the Company’s two most significant subsidiaries) at December 31, 2006 and 2005 are presented in the table below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$644,373	10.98%	$469,489	8.00%
First American Bank	$256,202	11.21%	$182,838	8.00%	$228,548	10.00%
Indian River National Bank	$63,976	11.72%	$43,670	8.00%	$54,587	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$576,127	9.82%	$234,675	4.00%
First American Bank	$230,255	10.07%	$91,462	4.00%	$137,193	6.00%
Indian River National Bank	$57,860	10.60%	$21,834	4.00%	$32,751	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$576,127	7.95%	$289,875	4.00%
First American Bank	$230,255	7.84%	$117,477	4.00%	$146,846	5.00%
Indian River National Bank	$57,860	7.36%	$31,446	4.00%	$39,307	5.00%

As of December 31, 2005:
Total qualifying capital (to risk-weighted assets)
Alabama National BanCorporation	$528,352	12.10%	$349,324	8.00%
First American Bank	$248,195	11.88%	$167,135	8.00%	$208,918	10.00%
Indian River National Bank	$65,281	13.10%	$39,866	8.00%	$49,833	10.00%

Tier I capital (to risk-weighted assets)
Alabama National BanCorporation	$475,535	10.89%	$174,336	4.00%
First American Bank	$223,248	10.69%	$83,535	4.00%	$125,303	6.00%
Indian River National Bank	$59,587	11.96%	$19,929	4.00%	$29,893	6.00%

Tier I capital (to average assets)
Alabama National BanCorporation	$475,535	8.29%	$229,450	4.00%
First American Bank	$223,248	8.15%	$109,570	4.00%	$136,962	5.00%
Indian River National Bank	$59,587	7.98%	$29,868	4.00%	$37,335	5.00%

20.	Segment Reporting

In addition to traditional commercial and consumer retail banking products, the Company offers residential mortgage lending services, commercial mortgage banking services, investment services, wealth management services and insurance services to its customers. The wealth management division includes a full service broker-dealer operation and also manages the assets and provides custodial, investment management, and trust services for both institutional and individual customers located primarily in the Birmingham, Alabama market. The residential mortgage lending division makes home loans to individuals

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

throughout the markets served by the Company. The majority of the loans made are sold to corporate investors, who also service the loans. The commercial mortgage banking division acts as a broker to arrange permanent long-term financing for primarily real estate transactions. In addition to the broker fee earned, the division also services many of the loans and earns servicing fee revenue. The investment services division sells fixed income securities and provides trading services to both individual and corporate customers. The insurance division offers a full line of insurance products including life, and property and casualty insurance to individual and corporate customers primarily in the state of Alabama. These five divisions, along with the commercial and retail banking division, are considered the Company’s reportable segments for financial disclosure purposes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain overhead expenses are not allocated among the segments. Additionally, the fixed assets utilized by the various divisions are not separately identified by management. Accordingly, the results of operations for the residential mortgage lending, commercial mortgage banking, investment services, wealth management, and insurance segments are not indicative of the results which would be achieved if each of the segments were a separate company. Intersegment transactions are accounted for at fair market value.

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

December 31, 2006, 2005 and 2004

The Company’s reportable segments represent the distinct major product lines the Company offers and are viewed separately for strategic planning purposes by management. The following table is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated totals (in thousands):

	Investment Services Division	Wealth Management Division	Retail Mortgage Lending Division(2)	Insurance Division(3)	Commercial Mortgage Banking Division(4)	Retail and Commercial Banking	Corporate Overhead(1)	Elimination Entries	Total
Year ended December 31, 2006:
Interest income	$—	$1,861	$1,384	$2	$—	$431,003	$(115)	$(468)	$433,667
Interest expense	—	468	930	—	—	192,474	6,155	(468)	199,559

Net interest income	—	1,393	454	2	—	238,529	(6,270)	—	234,108
Provision for loan and lease losses						5,393			5,393
Noninterest income	4,291	21,989	11,834	4,082	2,281	33,657	156		78,290
Noninterest expense	4,987	21,428	10,053	3,627	1,618	136,491	6,990		185,194

Net income before taxes	$(696)	$1,954	$2,235	$457	$663	$130,302	$(13,104)	$—	$121,811

Total assets	$2,101	$36,332	$28,606	$4,483	$4,221	$7,578,013	$17,518	$—	$7,671,274

Year ended December 31, 2005:
Interest income	$—	$1,486	$1,238	$4	$—	$306,890	$(115)	$(243)	$309,260
Interest expense	—	242	550	1		105,219	3,644	(243)	109,413

Net interest income	—	1,244	688	3	—	201,671	(3,759)	—	199,847
Provision for loan and lease losses	—					7,615	—	—	7,615
Noninterest income	4,210	19,220	13,673	3,549	525	30,940	131	—	72,248
Noninterest expense	4,852	17,946	9,720	3,352	332	117,238	9,372	—	162,812

Net income before taxes	$(642)	$2,518	$4,641	$200	$193	$107,758	$(13,000)	$—	$101,668

Total assets	$7,310	$41,006	$16,517	$4,234	$6,760	$5,844,306	$11,540	$—	$5,931,673

Year ended December 31, 2004:
Interest income	$—	$1,109	$1,053	$2	$—	$227,243	$(115)	$(106)	$229,186
Interest expense	—	105	294	1		62,981	2,659	(106)	65,934

Net interest income	—	1,004	759	1		164,262	(2,774)	—	163,252
Provision for loan and lease losses						4,949			4,949
Noninterest income	11,652	16,863	12,398	3,711		28,078	83	—	72,785
Noninterest expense	8,998	15,907	8,858	3,641		104,186	6,732	—	148,322

Net income before	$2,654	$1,960	$4,299	$71	$—	$83,205	$(9,423)	$—	$82,766

Total assets	$2,986	$28,786	$22,783	$3,633	$—	$5,246,124	$11,557	$—	$5,315,869

(1)	Corporate overhead is comprised primarily of compensation and benefits for certain members of management, merger related costs, interest on parent company debt, amortization of intangibles and other expenses.
(2)	Mortgage lending includes allocated intercompany income totaling $844,000, $1,151,000 and $832,000 at December 31, 2006, 2005, and 2004, respectively.
(3)	Noninterest income for the years ended December 31, 2006 and 2004, includes $35,000 and $107,000, respectively, of revenue other than insurance commissions.
(4)	The Company acquired the commercial mortgage banking division in September 2005.

Alabama National BanCorporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

21.	Related Party Transactions

In addition to the previously disclosed related party transactions (Notes 5, 8, 10 and 11), the Company received trust and money management fees from related parties of approximately $1,341,000 in 2006, $479,000 in 2005, and $457,000 in 2004.

22.	Treasury Stock Repurchase Plan

The active stock repurchase plan for 2005 expired on December 31, 2005 and was not renewed by the Board of Directors during 2006. During the years ended December 31, 2005 and 2004, the Board of Directors of the Company authorized the repurchase of up to 300,000 shares of its common stock. The Company did not purchase any shares during the years ended December 31, 2005 and 2004.