Form 10-Q
period 2007-03-31
ALABAMA NATIONAL BANCORPORATION
filed 2007-05-10
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The registrant has 20,602,852 shares of common stock, par value $1.00 per share, outstanding at May 9, 2007.

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Alabama National BanCorporation (“Alabama National” or the “Company”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2006. With respect to the adequacy of the allowance for loan and lease losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$173,932	$200,153
Interest-bearing deposits in other banks	21,181	16,350
Federal funds sold and securities purchased under resell agreements	132,490	89,865
Trading securities, at fair value	609	532
Investment securities (fair values of $700,141 and $705,460 at March 31, 2007 and December 31, 2006, respectively)	708,464	716,406
Securities available for sale, at fair value	532,855	549,368
Loans held for sale	41,755	27,652
Loans and leases	5,597,425	5,461,400
Unearned income	(4,836)	(5,264)

Loans and leases, net of unearned income	5,592,589	5,456,136
Allowance for loan and lease losses	(69,677)	(68,246)

Net loans and leases	5,522,912	5,387,890
Property, equipment and leasehold improvements, net	161,887	155,001
Assets to be disposed of	3,332	3,549
Goodwill	311,591	311,583
Other intangible assets, net	15,164	16,583
Cash surrender value of life insurance	106,137	104,992
Receivable from investment division customers	29,333	1,114
Other assets	82,786	90,236

Totals	$7,844,428	$7,671,274

Commitments and contingencies (Note B)
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$826,423	$849,127
Interest bearing	4,949,032	4,718,476

Total deposits	5,775,455	5,567,603
Federal funds purchased and securities sold under repurchase agreements	558,044	627,297
Liabilities to be disposed of	1,179	1,019
Accrued expenses and other liabilities	58,886	56,057
Payable for securities purchased for investment division customers	27,643	1,446
Short-term borrowings	156,000	161,830
Long-term debt	399,389	402,399

Total liabilities	$6,976,596	$6,817,651
Common stock, $1 par; 50,000,000 shares authorized; 20,599,260 and 20,562,467 shares issued at March 31, 2007 and December 31, 2006, respectively	20,599	20,562
Additional paid-in capital	575,428	573,756
Retained earnings	277,821	266,668
Accumulated other comprehensive loss, net of tax	(6,016)	(7,363)

Total stockholders’ equity	867,832	853,623

Totals	$7,844,428	$7,671,274

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
Interest income:
Interest and fees on loans and leases	$111,565	$77,238
Interest on securities	14,155	12,130
Interest on deposits in other banks	257	79
Interest on trading securities	14	11
Interest on federal funds sold and securities purchased under resell agreements	887	732

Total interest income	126,878	90,190
Interest expense:
Interest on deposits	$48,880	$27,097
Interest on federal funds purchased and securities sold under repurchase agreements	7,584	5,810
Interest on short-term borrowings	2,006	397
Interest on long-term debt	5,357	4,311

Total interest expense	63,827	37,615

Net interest income	63,051	52,575
Provision for loan and lease losses	1,762	1,243

Net interest income after provision for loan and lease losses	61,289	51,332
Noninterest income:
Service charges on deposit accounts	$3,922	$3,868
Investment services income	1,061	864
Wealth management income	5,704	5,367
Gain on sale of mortgages	3,173	2,611
Commercial mortgage banking income	399	732
Bank owned life insurance	1,105	742
Securities losses	—	(734)
Gain on disposition of assets	389	507
Other	3,942	3,990

Total noninterest income	19,695	17,947

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
Noninterest expense:
Salaries and employee benefits	$27,068	$22,585
Commission based compensation	4,547	4,134
Occupancy and equipment expenses	5,700	4,658
Amortization of intangibles	1,417	752
Other	12,378	9,910

Total noninterest expense	51,110	42,039

Income before provision for income taxes from continuing operations	29,874	27,240
Provision for income taxes	10,099	9,442

Net income from continuing operations	19,775	17,798
Income from discontinued operations (net of taxes of $104 and $46, for the three months ended March 31, 2007 and December 31, 2006, respectively)	170	75

Net income	$19,945	$17,873

Cash dividends per common share	$0.41	$0.375

Weighted average common shares outstanding:
Basic	20,793	17,334

Diluted	20,959	17,502

Earnings per common share from continuing operations:
Basic	$0.95	$1.03

Diluted	$0.94	$1.02

Earnings per common share from discontinued operations:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Earnings per common share:
Basic	$0.96	$1.03

Diluted	$0.95	$1.02

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2007	2006
Net income	$19,945	$17,873
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	2,083	(2,781)
Reclassification adjustment for net losses included in net income	—	(734)

Other comprehensive income (expense), before tax	2,083	(2,047)
Provision for (benefit of) income taxes related to items of other comprehensive income (expense)	736	(720)

Other comprehensive income (loss)	1,347	(1,327)

Comprehensive income	$21,292	$16,546

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2007	2006
Net cash flows provided by operating activities	$20,369	$11,875
Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	25,759	20,004
Purchases of investment securities	(17,671)	(55,160)
Purchases of securities available for sale	(790)	(6,339)
Proceeds from sale of securities available for sale	1,441	22,089
Proceeds from calls and maturities of securities available for sale	17,952	15,208
Net (increase) decrease in interest bearing deposits in other banks	(4,831)	2,913
Net increase in federal funds sold and securities purchased under resell agreements	(42,625)	(26,679)
Net increase in loans and leases	(137,970)	(103,559)
Purchases of property, equipment and leasehold improvements	(9,383)	(2,886)
Capital expenditures related to other real estate	(111)	—
Proceeds from sale of other real estate owned and fixed assets	1,134	910

Net cash used in investing activities	(167,095)	(133,499)

Cash flows from financing activities:
Net increase in deposits	$207,852	$71,562
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(69,253)	46,059
Net decrease in short-term borrowings	(10,276)	(3,900)
Repayments of long-term debt	(10,000)	(20,000)
Proceeds from long-term debt	10,000	30,000
Dividends on common stock	(8,444)	(6,432)
Excess tax benefits from share-based compensation	29	577
Other	580	37

Net cash provided by financing activities	120,488	117,903

Decrease in cash and cash equivalents	(26,238)	(3,721)
Cash and cash equivalents, beginning of period	200,209	189,256

Cash and cash equivalents, end of period	$173,971	$185,535

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$1,186	$245

Adjustment to market value of securities available for sale, net of deferred income taxes	$1,347	$(1,327)

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2006.

NOTE B - COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of financial condition. As of March 31, 2007, the total unfunded commitments which are not reflected in the consolidated statements of financial condition totaled $1.8 billion. A majority of these commitments will expire in less than one year.

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

NOTE C - RECENTLY ISSUED PRONOUNCEMENTS

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (“SFAS 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Alabama National.

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

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No 85-4 (“EITF 06-05”). EITF 06-05 clarifies the accounting for bank-owned life insurance (“BOLI”) and stipulates that policyholders should consider any additional amounts included in the contractual terms of the insurance policies other than cash surrender value in determining the amount that could be realized under the insurance contract in accordance with FASB Technical Bulletin No. 85-4. EITF 06-05 also establishes that policyholders should determine the amount that could be realized under the life insurance contracts assuming the surrender of an individual-life by individual-life policy. EITF 06-05 is effective for fiscal years beginning after December 31, 2006. The adoption of EITF 06-05 did not have a material impact on the Alabama National’s consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Alabama National adopted this Interpretation in the first quarter of 2007. The cumulative effect of adoption was recorded as an adjustment to retained earnings as of the beginning of the period. See Note J below for more information regarding FIN 48.

In March 2006, the FASB issued statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The adoption of this standard did not have a material impact on the consolidated financial statements of Alabama National.

In February 2006, the FASB issued statement No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). This Statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of financial Assets and Extinguishments of Liabilities, and resolves issues addressed in SFAS 133 Implementation Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

SFAS 155 permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, and amends SFAS 140 to eliminate the problem of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In addition, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and makes clear that concentrations of credit risk in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The fair value election provided for in this guidance may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under SFAS 133 prior to adoption of this guidance. The adoption of SFAS 155 did not have a material impact on the consolidated financial statements of Alabama National.

In January 2007, the FASB issued SFAS 133 Implementation Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“B40”), which provides a narrow scope exception from the SFAS 155 requirement to evaluate interests in securitized financial assets for embedded derivatives that would require bifurcation. The bifurcation tests outlined in paragraph 13(b) of SFAS 133 will not be required for securitized interests containing only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and that meet certain criteria. B40 is required to be applied upon adoption of SFAS 155. The application of B40 did not have a material impact on the consolidated financial statements of Alabama National.

In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. Alabama National is currently assessing whether it will elect to use the fair value option for any of its eligible items. Accordingly, Alabama National has not yet determined the impact of adoption on its consolidated financial statements.

NOTE D - EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic and diluted earnings per share from continuing operations computation for the quarters ended March 31, 2007 and 2006 (in thousands except per share data).

	For the Three Months Ended March 31,
	2007	2006
Earnings per Common Share from Continuing Operations - Basic
Net income from continuing operations	$19,945	$17,873
Weighted average basic common shares outstanding	20,793	17,334

Basic Earnings Per Share from Continuing Operations	$0.96	$1.03

Earnings per Common Share from Continuing Operations - Diluted
Net income from continuing operations	$19,945	$17,873
Weighted average common shares outstanding	20,793	17,334
Effect of dilutive securities	166	168

Weighted average diluted common shares outstanding	20,959	17,502

Diluted Earnings Per Share from Continuing Operations	$0.95	$1.02

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. During the first quarter of 2007, Alabama National signed a letter agreement to sell its insurance services division to an unrelated third party. See Note I below for more information regarding the sale of the insurance services division. The activity of the insurance services segment is presented as a discontinued operation in the consolidated statements of income and financial condition and therefore is not shown as a segment in the disclosure below. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Wealth Management Division	Mortgage Lending Division	Commercial Mortgage Banking Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total (1)
Three Months Ended March 31, 2007:
Interest income	$—	$436	$507	$21	$126,031	$(29)	$(88)	$126,878
Interest expense		85	378		61,951	1,501	(88)	63,827

Net interest income		351	129	21	64,080	(1,530)		63,051
Provision for loan and lease losses					1,762			1,762
Noninterest income	1,061	5,704	3,597	399	8,776	158		19,695
Noninterest expense	1,101	5,593	3,004	364	38,761	2,287		51,110

Income before tax from continuing operations	$(40)	$462	$722	$56	$32,333	$(3,659)	$—	$29,874

Total assets	$30,062	$32,904	$43,082	$4,225	$7,711,869	$17,473	$—	$7,839,615

Three Months Ended March 31, 2006:
Interest income	$—	$418	$247	$—	$89,630	$(29)	$(76)	$90,190
Interest expense		76	136		36,401	1,078	(76)	37,615

Net interest income		342	111		53,229	(1,107)		52,575
Provision for loan and lease losses					1,243			1,243
Noninterest income	864	5,454	2,796	732	8,057	44		17,947
Noninterest expense	1,062	5,173	2,299	587	30,537	2,381		42,039

Income before tax from continuing operations	$(198)	$623	$608	$145	$29,506	$(3,444)	$—	$27,240

Total assets	$23,786	$30,295	$22,708	$128	$5,992,411	$11,758	$—	$6,081,086

(1)	- Does not include the assets classified as assets to be disposed of on the balance sheet.

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

NOTE F – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Commercial Mortgage Banking Division for the three months ended March 31, 2007 are as follows (in thousands):

	Retail and Commercial Banking	Commercial Mortgage Banking Division
Balance, December 31, 2006	$308,133	$3,450
Other goodwill adjustments	8	—

Balance, March 31, 2007	$308,141	$3,450

Intangible assets as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$30,524	$(15,996)	$14,528
Other customer intangibles	1,018	(382)	636

Total amortizing intangible assets	$31,542	$(16,378)	$15,164

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$30,524	$(14,633)	$15,891
Other customer intangibles	1,018	(326)	692

Total amortizing intangible assets	$31,542	$(14,959)	$16,583

During the three months ended March 31, 2007 and 2006, Alabama National recognized $1,417,000 and $752,000 of other intangible amortization expense, respectively. Based upon recorded intangible assets as of March 31, 2007, aggregate amortization expense for each of the next five years is estimated to be $4.9 million, $3.8 million, $2.9 million, $2.0 million and $1.0 million, respectively.

NOTE G – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	March 31, 2007	March 31, 2006
Service cost	$—	$—
Interest cost	(94)	(93)
Expected return on plan assets	127	120
Amortization of net loss	(7)	(20)

Net pension income	$26	$7

As of March 31, 2007, Alabama National has not made any 2007 contributions to the defined benefit pension plans because the plans are fully funded. Alabama National does not anticipate making any contributions in the year ended December 31, 2007. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE H – SECURITIES

Information pertaining to securities with gross unrealized losses at March 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$23,760	$470	$23,760	$470
Obligations of states and political subdivisions	24,617	144	7,966	43	32,583	187
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	—	—	423,148	9,791	423,148	9,791

Total investment securities	$24,617	$144	$454,874	$10,304	$479,491	$10,448

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$157,585	$3,184	$157,585	$3,184
Obligations of states and political subdivisions	5,074	46	9,924	200	14,998	246
Mortgage-backed securities issued or guaranteed by
U.S. government corporations and agencies	9,512	58	206,277	5,824	215,789	5,882

Total debt securities	14,586	104	373,786	9,208	388,372	9,312
Equity securities	—	—	—	—	—	—

Total securities available for sale	$14,586	$104	$373,786	$9,208	$388,372	$9,312

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

As of March 31, 2007, 526 debt securities have been in a loss position for more than twelve months and 75 debt securities have been in a loss position for less than twelve months. The losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not the credit worthiness of the issuers. Further, Alabama National has the current intent and ability to hold the securities to an expected recovery in market value. Therefore Alabama National has not recognized any other-than-temporary impairments for are periods presented herein.

NOTE I – DISCONTINUED OPERATIONS

During the first quarter of 2007, Alabama National entered into a letter agreement for the sale of its insurance agency subsidiary, ANB Insurance Services, Inc., to an unrelated third party. The board of directors and management of Alabama National concluded that the terms of the sale were fair and in the Company’s best interests and that the sale would enable the Company to redeploy capital and resources to other financial services offered by Alabama National. On April 11, 2007, Alabama National announced the signing of a definitive agreement for the sale of ANB Insurance Services, Inc. to the unrelated third party. The sale transaction closed on May 1, 2007. Accordingly, the results of operations of the insurance services division for the three months ended March 31, 2007 and 2006 have been reported separately as a discontinued operation. The assets and liabilities associated with ANB Insurance Services, Inc. have been segregated from continuing operations and presented as assets and liabilities to be disposed of in the consolidated statements of financial condition. Assets and liabilities of the discontinued operations as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Cash and due from banks	$39	$56
Property, equipment and leasehold improvements, net	144	175
Goodwill	2,693	2,693
Other intangible assets, net	215	259
Other assets	241	366

Total assets to be disposed of	$3,332	$3,549

Accrued expenses and other liabilities to be disposed of	$1,179	$1,019

The following table details the revenues and expenses of the discontinued segment for the periods indicated (in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Insurance commissions revenue	$1,216	$982
Salaries & employee benefits	(712)	(640)
Occupancy & equipment	(85)	(99)
Amortization of intangibles	(44)	(44)
Other	(101)	(78)

Net income before taxes	$274	$121

NOTE J – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 allows the recognition of only those tax benefits that the Company estimates have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. FIN 48 also provides guidance on financial statement classification and disclosure, and the accounting for interest, penalties, interim periods and transition.

Alabama National adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the company recognized an increase of approximately $278,000 in the liability for unrecognized tax benefits. This increase resulted in a decrease to the retained earnings balance as of January 1, 2007 of $278,000. As of the adoption date, the Company had gross unrecognized tax benefits of $2.3 million, of which $1.5 million, if recognized, would favorably impact the effective tax rate. Also, as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of $370,000. The Company recognizes interest expense related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The tax years 2004 to 2006 remain open to examination by the Internal Revenue Service. In addition to the Internal Revenue Service, the Company is subject to various state income tax jurisdictions and tax years from 1999 to 2006 remain open to examination by those jurisdictions.

NOTE K – ACQUISITIONS

On April 3, 2006, Alabama National completed the acquisition of Florida Choice Bankshares, Inc. of Mt. Dora, Florida (“Florida Choice”). On October 1, 2006, Alabama National completed the acquisition of The PB Financial Services Corporation (“Peachtree”). Accordingly, the results of operations for the three months ended March 31, 2006 does not include the results of operations of either of these acquired banks.

The following table presents the unaudited pro forma results of operations for Alabama National as if the Florida Choice and Peachtree acquisitions had occurred at January 1, 2006. Since no consideration is given to the operational efficiencies and expanded products and services typically offered by the newly acquired banks subsequent to acquisition, the pro forma summary information does not necessarily reflect the results of operations as they would have been if the acquisition had occurred at the indicated date (amounts in thousands, except per share data):

Three Months Ended March 31, 2006
Total revenue*	$80,490
Net income	$20,719
Basic EPS	$1.01
Diluted EPS	$1.00

*	Total revenue consists of net interest income and noninterest income

NOTE L – SUBSEQUENT EVENTS

On April 18, 2007, Alabama National announced that its board of directors authorized the repurchase of up to 1,000,000 shares of its common stock either through open market purchases or private transactions. The number of shares actually acquired, if any, will be subject to management discretion and will depend upon subsequent developments, market availability and other factors. The share repurchase authorization will expire on December 31, 2008.

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

Alabama National acquired Florida Choice Bankshares, Inc. (“Florida Choice”) on April 3, 2006 and The PB Financial Services Corporation (“Peachtree”) on October 1, 2006, using the purchase method of accounting. Accordingly, the results of operations of Alabama National for the three months ended March 31, 2006 do not include the results of Florida Choice or Peachtree.

This information should be read in conjunction with Alabama National’s unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

Alabama National’s accounting policies are critical to understanding the results of operations and financial position as reported in the consolidated financial statements. Significant accounting policies utilized by Alabama National are discussed in detail in the notes to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2006.

Performance Overview

Alabama National’s net income for the three month period ended March 31, 2007 (the “2007 three months”) was $19.9 million, compared to $17.9 million for the three months ended March 31, 2006 (the “2006 three months”). Net income per diluted common share for the 2007 three months and the 2006 three months was $0.95 and $1.02, respectively.

The annualized return on average assets for Alabama National was 1.05% and 1.21% for the 2007 three months and the 2006 three months, respectively. The annualized return on average stockholders’ equity was 9.36% and 12.53% for the 2007 three months and the 2006 three months, respectively. Book value per share at March 31, 2007 was $42.13, an increase of $0.62 from year-end 2006. Alabama National declared cash dividends of $0.41 per share on common shares during the 2007 three months, compared to $0.375 per share on common shares during the 2006 three months.

Net Income

Contributing to the increased net income for the 2007 three months was a $10.5 million increase in net interest income. Net interest income for the 2007 three months totaled $63.1 million, a 19.9% increase over the $52.6 million recorded in the 2006 three months. Total noninterest income also increased during the 2007 three months compared to the 2006 three months. Total noninterest income during the 2007 three months totaled $19.7 million, compared to $17.9 million recorded in the 2006 three months, an increase of 9.7%. The acquisitions of Florida Choice Bank and The Peachtree Bank were the primary reason for the growth in net interest income. The 2006 acquisitions contributed $11.7 million in net interest income during the 2007 three months.

Average earning assets for the 2007 three months increased by approximately $1.5 billion, as compared to the 2006 three months, as average interest-bearing liabilities increased by approximately $1.4 billion. The 2006 acquisitions accounted for $1.1 billion of the growth in average earning assets and $941.2 million of the growth in average interest-bearing liabilities. During the 2007 three months, average earning assets and average interest-bearing liabilities increased by $133.1 million and $179.7 million, respectively, compared to the 2006 fourth quarter. The average taxable equivalent rate earned on earning assets was 7.48% for the 2007 three months, compared to 6.78% for the 2006 three months. The average rate paid on interest-bearing liabilities was 4.28% for the 2007 three months, compared to 3.30% for the 2006 three months. The net interest margin for the 2007 three months was 3.69%, compared to 3.93% for the 2006 three months. The net interest margin recorded in the 2007 three months decreased 7 basis points compared to the 2006 fourth quarter’s net interest margin of 3.76%. The yield earned on earning assets, specifically loans, has increased during the last year as short-term rates continue to rise. However, the rates paid on deposits have risen more quickly than the rates earned on assets. Time deposits originated in a lower interest rate environment are repricing at higher current rates. Also, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits to remain competitive in the markets it serves. In addition to these market conditions, Alabama National has experienced a shift in its deposit mix. The balances in non interest-bearing demand deposits have decreased during the 2007 first quarter while time deposit balances have increased significantly. Time deposits generally have the highest interest rates. These factors have contributed to the net interest margin compression.

The following table depicts, on a taxable equivalent basis for the 2007 and 2006 three months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended March 31,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$5,579,214	$111,776	8.13%	$4,225,849	$77,366	7.42%
Securities:
Taxable	1,116,459	12,732	4.62	1,068,922	11,540	4.38
Tax exempt (2)	140,656	2,156	6.22	55,328	894	6.55
Cash balances in other banks	25,831	257	4.03	7,692	79	4.17
Funds sold	67,648	887	5.32	65,813	732	4.51
Trading account securities	1,106	14	5.13	995	11	4.48

Total earning assets (2)	6,930,914	127,822	7.48	5,424,599	90,622	6.78

Cash and due from banks	185,361			181,859
Premises and equipment	159,227			114,793
Other assets	519,171			303,524
Allowance for loan and lease losses	(69,128)			(53,619)

Total assets	$7,725,545			$5,971,156

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,182,632	8,388	2.88	$1,029,134	5,794	2.28
Savings deposits	1,127,416	9,742	3.50	898,962	5,113	2.31
Time deposits	2,530,858	30,750	4.93	1,714,993	16,190	3.83
Funds purchased	644,755	7,584	4.77	581,923	5,810	4.05
Other short-term borrowings	159,146	2,006	5.11	33,755	397	4.77
Long-term debt	401,727	5,357	5.41	370,940	4,311	4.71

Total interest-bearing liabilities	6,046,534	63,827	4.28	4,629,707	37,615	3.30

Demand deposits	753,458			686,454
Accrued interest and other liabilities	61,593			76,465
Stockholders’ equity	863,960			578,530

Total liabilities and stockholders’ equity	$7,725,545			$5,971,156

Net interest spread			3.20%			3.48%

Net interest income/margin on a taxable equivalent basis		63,995	3.74%		53,007	3.96%

Tax equivalent adjustment (2)		944			432

Net interest income/margin		$63,051	3.69%		$52,575	3.93%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $3.2 million and $2.4 million are included in interest and fees on loans for the three months ended March 31, 2007 and 2006, respectively.

Alabama National’s net interest income increased during the 2007 three months to $63.1 million, an increase of $10.5 million over the 2006 three months. Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the 2007 three months compared to the 2006 three months. For the purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended March 31,
	2007 Compared to 2006 Variance Due to
	Volume	Yield/Rate	Total
Earning assets:
Loans and leases	$26,494	$7,916	$34,410
Securities:
Taxable	534	658	1,192
Tax exempt	1,576	(314)	1,262
Cash balances in other banks	197	(19)	178
Funds sold	21	134	155
Trading account securities	1	2	3

Total interest income	28,823	8,377	37,200
Interest-bearing liabilities:
Interest-bearing transaction accounts	938	1,656	2,594
Savings and money market deposits	1,529	3,100	4,629
Time deposits	9,079	5,481	14,560
Funds purchased	670	1,104	1,774
Other short-term borrowings	1,579	30	1,609
Long-term debt	375	671	1,046

Total interest expense	14,170	12,042	26,212

Net interest income on a taxable equivalent basis	$14,653	$(3,665)	10,988

Taxable equivalent adjustment			(512)

Net interest income			$10,476

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the growth rate in loans, loan type concentration, the level of non-performing loans and adversely rated loans, credit and collateral administration trends, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $1.7 million for the 2007 three months, compared to $1.2 million recorded in the 2006 three months. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income, was 1.25% at March 31, 2007, unchanged from December 31, 2006.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2007 three months was $19.7 million, compared to $17.9 million for the 2006 three months, an increase of 9.7%. The major components of noninterest income include service charges on deposits, investment services revenue, wealth management income, gains from sale of residential mortgage loans, commercial mortgage banking income and income earned on bank owned life insurance. During the 2007 three months Alabama National entered into a letter agreement to sell its insurance services division and, accordingly, the activity of this segment is presented as a discontinued operation. Most of the noninterest income areas experienced modest increases during the 2007 three months as compared with the 2006 three months.

The wealth management division’s income totaled $5.7 million during the 2007 three months, compared to $5.4 million for the 2006 three months, an increase of 6.3%. This division is benefiting from growth in invested client assets and increased activity in the equity markets. Alabama National recorded a gain on sale of mortgages of $3.1 million during the 2007 three months, compared to $2.6 million for the 2006 three months, an increase of 21.5%. This division has benefited from low long term interest rates and purchase and refinance activity in housing markets in the areas served by Alabama National. Income earned from bank owned life insurance totaled $1.1 million during the 2007 three months, compared to $0.7 million recorded in the 2006 three months, an increase of 48.9%. The 2006 acquisitions accounted for $96 thousand of this increase and the remaining increase is due to additional investments in bank owned life insurance in the third quarter of 2006. Other noninterest income decreased slightly from $4.0 million in the 2006 three months to $3.9 million in the 2007 three months.

Noninterest expense was $51.1 million for the 2007 three months, compared to $42.0 million for the 2006 three months, an increase of 21.6%. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $27.1 million for the 2007 three months, compared to $22.6 million for the 2006 three months. The 2006 acquisitions contributed $3.4 million of this increase. In addition to the acquisitions, general staffing increases concurrent with expansion of branch offices and business lines and merit compensation increases contributed to the increased salaries and employee benefits expense. Commission based compensation was $4.5 million for the 2007 three months, compared to $4.1 million for the 2006 three months, an increase of 10.0%. This increase is attributable to increased revenue in the wealth management division and investment services division. A significant portion of the compensation in these areas is commission based. Net occupancy expenses increased by $1.0 million, or 22.4%, during the 2007 three months as compared to the 2006 three months. The 2006 acquisitions accounted for $0.6 million of this increase. Other noninterest expenses for the 2007 three months totaled $12.4 million, compared to $9.9 million for the 2006 three months, an increase of 24.9%. Other noninterest expenses that contributed significantly to this increase included legal and professional expenses, advertising costs, and increased fees associated with electronic banking and debit cards. Additionally, the 2006 acquisitions accounted for $0.9 million of this increase.

Income tax expense was $10.1 million for the 2007 three months, compared to $9.4 million for the 2006 three months. The effective tax rates for the 2007 three months and 2006 three months were 33.8% and 34.6%, respectively. These effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The effective tax rate for the 2007 three months is lower due to increased non-taxable income from tax free securities.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on March 31, 2007. Loans and leases, net of unearned income, were $5.52 billion, or 70.4% of total assets at March 31, 2007, compared to $5.39 billion, or 70.2% of total assets at December 31, 2006. Loans and leases increased $136.5 million, or 2.5%, during the 2007 three months, as compared to December 31, 2006. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	March 31, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$432,025	7.72%	$401,057	7.34%
Real estate:
Construction	2,001,157	35.75	1,901,671	34.82
Mortgage - residential	1,168,752	20.87	1,166,847	21.37
Mortgage - commercial	1,526,164	27.27	1,517,744	27.79
Mortgage - other	21,368.38		20,129.37
Consumer	95,823	1.71	94,563	1.73
Lease financing receivables	92,746	1.66	87,018	1.59
Securities brokerage margin loans	17,372.31		18,642.34
Other	242,018	4.33	253,729	4.65

Total gross loans and leases	5,597,425	100.00%	5,461,400	100.00%

Unearned income	(4,836)		(5,264)

Total loans and leases, net of unearned income	5,592,589		5,456,136
Allowance for loan and lease losses	(69,677)		(68,246)

Total net loans and leases	$5,522,912		$5,387,890

The carrying value of investment securities decreased $7.9 million during the 2007 three months, as compared to the balance at December 31, 2006. During the 2007 three months, Alabama National purchased $17.7 million of investment securities and received $25.8 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $16.5 million in the 2007 three months. During the 2007 three months, purchases of available for sale securities totaled $0.8 million and maturities, calls, and sales of available for sale securities totaled $18.0 million. The net unrealized losses on available for sale securities decreased $1.3 million, net of income taxes, during the 2007 three months.

Trading account securities, which had a balance of $0.6 million and $0.5 million at March 31, 2007 and December 31, 2006, respectively, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $132.5 million at March 31, 2007 and $89.9 million at December 31, 2006.

Deposits and Other Funding Sources

Deposits increased $207.9 million from December 31, 2006, to $5.78 billion at March 31, 2007. Deposits continue to increase due to recent branch expansions, successful business development efforts by Alabama National and an overall growth in the economies in the markets served by Alabama National. In addition, deposit growth can be impacted by seasonal variations during a year, such as tax collections by public entities, accumulation of funds by commercial and individual customers prior to tax payments, and seasonal economic activity in market areas served by Alabama National. At March 31, 2007, deposits included $168.1 million of brokered time deposits, compared to $154.4 million at December 31, 2006.

Federal funds purchased and securities sold under agreements to repurchase totaled $558.0 million at March 31, 2007, an increase of $69.3 million from December 31, 2006. Short-term borrowings at March 31, 2007 totaled $156.0 million, including a note payable to a third party bank of $20.0 million and advances from the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $136.0 million.

Alabama National’s short-term borrowings at March 31, 2007 and December 31, 2006 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	March 31, 2007	December 31, 2006
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 5.97% and 6.00% at March 31, 2007 and December 31, 2006, respectively; collateralized by the Company’s stock in a subsidiary bank. Matures on May 31, 2008	$20,000	$15,800
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 5.50% at December 31, 2006	—	7,530
FHLB borrowings due at various maturities ranging from April 12, 2007 through March 26, 2008 at March 31, 2007; at December 31, 2006, maturities ranged from January 18, 2007 to December 14, 2007; bearing interest at fixed and variable rates ranging from 2.93% to 5.51% at March 31, 2007, and at December 31, 2006 included fixed and variable rates ranging from 2.93% to 5.44%	136,000	138,500

Total short-term borrowings	$156,000	$161,830

Alabama National’s long-term debt at March 31, 2007 and December 31, 2006 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	March 31, 2007	December 31, 2006
FHLB borrowings due at various maturities ranging from May 26, 2009 through March 1, 2017 at March 31, 2007; at December 31, 2006, maturities ranged from January 29, 2008 to December 19, 2016; bearing interest at fixed rates ranging from 2.91% to 6.00% at March 31, 2007 and December 31, 2006; convertible to variable rate advances at the option of the FHLB at dates ranging from April 23, 2007 to December 19, 2009	$280,968	$283,978
FHLB borrowings due at various maturities ranging from November 5, 2008 to April 6, 2011 at March 31, 2007 and December 31, 2006; rate varies quarterly with LIBOR and was 5.36% at March 31, 2007 and 5.37% at December 31, 2006	55,000	55,000
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 6.12 % and 6.15% at March 31, 2007 and December 31, 2006, respectively; collateralized by the Company’s stock in a subsidiary bank. Matures on March 31, 2009	16,000	16,000
Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to March 29, 2035; rates vary quarterly with LIBOR and ranged from 7.30% to 9.25% at March 31, 2007; at December 31, 2006 rates ranged from 7.31% to 9.25%	47,421	47,421

Total long-term debt	$399,389	$402,399

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At March 31, 2007, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At March 31, 2007, nonperforming assets totaled $13.6 million, compared to $11.7 million at year-end 2006. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.24% at March 31, 2007, compared to 0.21% at December 31, 2006. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	March 31, 2007	December 31, 2006
Nonaccrual loans	$11,985	$10,921
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	11,985	10,921
Other real estate owned	1,607	790

Total nonperforming assets	$13,592	$11,711

Allowance for loan and lease losses to period-end loans	1.25%	1.25%
Allowance for loan and lease losses to period-end nonperforming loans	581.37	624.91
Allowance for loan and lease losses to period-end nonperforming assets	512.63	582.75
Net charge-offs to average loans (1)	0.02	0.02
Nonperforming assets to period-end loans and other real estate owned	0.24	0.21
Nonperforming loans to period-end loans	0.21	0.20

(1)	Excludes average loans held for sale.

Net loan charge-offs (loan charge-offs less recoveries) for the 2007 three months totaled $331,000, or 0.02% (annualized) of average loans and leases for the period. The allowance for loan and lease losses as a percentage of total loans and leases, net of unearned income, was 1.25% at March 31, 2007, unchanged from December 31, 2006. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Allowance for loan and lease losses at beginning of period	$68,246	$52,815
Charge-offs:
Commercial, financial and agricultural	(150)	(233)
Real estate - mortgage	(196)	(85)
Consumer	(155)	(187)

Total charge-offs	(501)	(505)

Recoveries:
Commercial, financial and agricultural	34	71
Real estate - mortgage	39	24
Consumer	97	200

Total recoveries	170	295

Net charge-offs	(331)	(210)
Provision for loan and lease losses	1,762	1,243

Allowance for loan and lease losses at end of period	$70,339	$54,268

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses, internal credit ratings and other related factors. Based on this analysis, management considers the allowance for loan and lease losses at March 31, 2007 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at March 31, 2007, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	March 31, 2007
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$3,172,839	$623,808	$1,046,002	$779,710	$5,622,359
Securities (2)	64,035	218,474	555,482	360,792	1,198,783
Trading securities	609	—	—	—	609
Interest-bearing deposits in other banks	21,181	—	—	—	21,181
Funds sold	132,490	—	—	—	132,490

Total interest-earning assets	$3,391,154	$842,282	$1,601,484	$1,140,502	$6,975,422
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$724,971	$—	$—	$470,600	$1,195,571
Savings and money market deposits	659,433	—	—	477,939	1,137,372
Time deposits (3)	726,920	1,510,934	238,640	139,595	2,616,089
Funds purchased	558,044	—	—		558,044
Short-term borrowings	137,000	19,000	—	—	156,000
Long-term debt	118,421	90,000	83,000	107,968	399,389

Total interest-bearing liabilities	$2,924,789	$1,619,934	$321,640	$1,196,102	$6,062,465

Period gap	$466,365	$(777,652)	$1,279,844	$(55,600)

Cumulative gap	$466,365	$(311,287)	$968,557	$912,957	$912,957

Ratio of cumulative gap to total earning assets	6.69	(4.46)	13.89	13.09

(1)	Excludes nonaccrual loans of $12.0 million.

(2)	Excludes available for sale equity securities of $42.5 million.

(3)	Excludes matured certificates which have not been redeemed by customers and on which no interest is accruing.

Alabama National generally benefits from increasing market rates of interest when it has an asset-sensitive gap and generally benefits from decreasing market rates of interest when it is liability sensitive. As shown in the table above, Alabama National is asset sensitive in total, but is liability sensitive in the after three through twelve month time frame. The analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest earning assets and interest-bearing liabilities.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At March 31, 2007, mortgage backed securities with a carrying value of $839.6 million, or 10.7% of total assets and essentially every loan and lease, net of unearned income (totaling $5.59 billion, or 71.3% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $5.78 billion, or 73.6% of total assets, at March 31, 2007. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

The following table illustrates the results of simulation analysis used by Alabama National to determine the extent to which market risk would affect net interest income for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As noted above, this model uses estimates and assumptions in asset and liability account rate reactions to changes in prevailing interest rates. The illustration in the following table assumes an instantaneous parallel shift in the yield curve of the indicated magnitude. In addition, in order to isolate the impact of interest rate movements on the Company, this table reflects the anticipated changes in net interest income in such a parallel shift rate environment with no growth in the balance sheet. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Alabama National’s net interest margin may differ from those found in the table.

MARKET RISK

Change in Prevailing Interest Rates (1)	As of March 31, 2007 % Change in Net Interest Income	As of December 31, 2006 % Change in Net Interest Income
+200 basis points	0.40%	(0.41)%
+100 basis points	0.34	(0.17)
0 basis points	—	—
-100 basis points	(1.20)	(0.71)
-200 basis points	(3.58)	(2.91)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 96.8% at March 31, 2007, compared to 98.0% at year-end 2006. Alabama National’s liquid assets as a percentage of total deposits were 5.7% at March 31, 2007, compared to 5.5% at year-end 2006. At March 31, 2007, Alabama National had unused federal funds lines of approximately $575.7 million, unused lines at the FHLB of $1.6 billion (subject to collateral availability) and a credit line with a third party bank of $30.0 million with a principal balance outstanding of $20.0 million. During the 2007 first quarter Alabama National renewed this credit line and increased the maximum amount available to $30 million and extended the maturity to May 31, 2008. Alabama National also has access to approximately $103.6 million via a credit facility with the Federal Reserve Bank of Atlanta. At March 31, 2007 and year-end 2006 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $14.2 million from December 31, 2006, to $867.8 million at March 31, 2007. This increase was attributable to the following components (in thousands):

Net income	$19,945
Dividends	(8,444)
Adoption of FIN 48	(278)
Issuance of stock for option exercises and other stock based compensation	574
Additional paid in capital related to stock based compensation	1,036
Excess tax benefit from share based-compensation	29
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	1,347

Net increase	$14,209

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at March 31, 2007. Under the capital guidelines of their respective regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at March 31, 2007:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	9.80%	10.96%	7.98%
First American Bank	9.89	11.01	7.79
Indian River National Bank	10.51	11.63	7.35
First Gulf Bank, N.A.	9.15	10.35	7.57
The Peachtree Bank	9.01	10.16	8.07
Florida Choice Bank	9.37	10.57	9.21
Community Bank of Naples, N.A.	10.57	11.82	8.39
Public Bank	10.23	11.34	8.41
Georgia State Bank	10.31	11.48	8.07
CypressCoquina Bank	10.57	11.62	9.53
Millennium Bank	9.04	10.24	7.36
Bank of Dadeville	14.24	15.50	7.26
Alabama Exchange Bank	17.29	18.55	7.99
Required minimums	4.00	8.00	4.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4.	Controls and Procedures.

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Alabama National’s disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2007, the end of the quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures were effective as of March 31, 2007.

There was no change in Alabama National’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Alabama National. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

Exhibit 3.1 –	Restated Certificate of Incorporation (Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

Exhibit 3.2 –	First Amendment to Restated Certificate of Incorporation (filed as on exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.3 –	Amended and Restated Bylaws (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10.1 –	Form of Notice of Award under the Alabama National BanCorporation Performance Share Plan (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated February 9, 2007 and incorporated herein by reference).

Exhibit 10.2 –	Form of Notice of Long-Term Award under the Alabama National BanCorporation Performance Share Plan (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

Exhibit 10.3 –	Second Amendment to the Third Amendment and Restatement of the Alabama National BanCorporation Performance Share Plan (filed as an exhibit to Alabama National’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

Exhibit 10.4 –	Employment Continuation Agreement between James R. Thompson, III and Alabama National dated February 20, 2007 (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated February 20, 2007 and incorporated herein by reference).

Exhibit 10.5 –	Twelfth Amendment to Credit Agreement between Alabama National and Regions Bank, successor by merger to AmSouth Bank, dated March 2, 2007 (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated March 2, 2007 and incorporated herein by reference).

Exhibit 10.6 –	Tenth Note Modification Agreement dated March 2, 2007 (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated March 2, 2007 and incorporated herein by reference).

Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

Exhibit 32.1 –	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: May 10, 2007	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: May 10, 2007	/s/ William E. Matthews, V
William E. Matthews, V, its Executive Vice President and Chief Financial Officer