Form 10-Q
period 2007-06-30
ALABAMA NATIONAL BANCORPORATION
filed 2007-08-08
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The registrant has 20,378,883 shares of common stock, par value $1.00 per share, outstanding at August 7, 2007.

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

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$182,101	$200,153
Interest-bearing deposits in other banks	25,419	16,350
Federal funds sold and securities purchased under resell agreements	83,627	89,865
Trading securities, at fair value	3,000	532
Investment securities (fair values of $691,943 and $705,460 at June 30, 2007 and December 31, 2006, respectively)	713,900	716,406
Securities available for sale, at fair value	512,586	549,368
Loans held for sale	39,512	27,652
Loans and leases	5,710,253	5,461,400
Unearned income	(4,731)	(5,264)

Loans and leases, net of unearned income	5,705,522	5,456,136
Allowance for loan and lease losses	(70,474)	(68,246)

Net loans and leases	5,635,048	5,387,890
Property, equipment and leasehold improvements, net	164,722	155,001
Assets to be disposed of	—	3,549
Goodwill	311,682	311,583
Other intangible assets, net	13,884	16,583
Cash surrender value of life insurance	107,248	104,992
Receivable from investment division customers	6,438	1,114
Other assets	103,370	90,236

Totals	$7,902,537	$7,671,274

Commitments and contingencies (Note B)
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$767,775	$849,127
Interest bearing	5,017,735	4,718,476

Total deposits	5,785,510	5,567,603
Federal funds purchased and securities sold under repurchase agreements	611,291	627,297
Liabilities to be disposed of	—	1,019
Accrued expenses and other liabilities	54,955	56,057
Payable for securities purchased for investment division customers	9,438	1,446
Short-term borrowings	133,372	161,830
Long-term debt	442,378	402,399

Total liabilities	$7,036,944	$6,817,651
Common stock, $1 par; 50,000,000 shares authorized; 20,606,707 and 20,562,467 shares issued at June 30, 2007 and December 31, 2006, respectively	20,607	20,562
Additional paid-in capital	575,836	573,756
Retained earnings	291,283	266,668
Treasury stock at cost, 200,000 shares at June 30, 2007	(12,578)	—
Accumulated other comprehensive loss, net of tax	(9,555)	(7,363)

Total stockholders’ equity	865,593	853,623

Totals	$7,902,537	$7,671,274

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2007	2006
Interest income:
Interest and fees on loans and leases	$115,100	$91,857
Interest on securities	13,838	12,924
Interest on deposits in other banks	270	146
Interest on trading securities	10	8
Interest on federal funds sold and securities purchased under resell agreements	907	993

Total interest income	130,125	105,928
Interest expense:
Interest on deposits	$51,661	$33,943
Interest on federal funds purchased and securities sold under repurchase agreements	7,235	7,255
Interest on short-term borrowings	1,669	724
Interest on long-term debt	5,354	5,063

Total interest expense	65,919	46,985

Net interest income	64,206	58,943
Provision for loan and lease losses	3,273	1,920

Net interest income after provision for loan and lease losses	60,933	57,023
Noninterest income:
Service charges on deposit accounts	$4,190	$4,011
Investment services income	1,664	966
Wealth management income	6,332	5,364
Gain on sale of mortgages	3,693	2,661
Commercial mortgage banking income	397	284
Bank owned life insurance	1,120	798
Securities losses	—	(516)
Gain on disposition of assets	104	32
Other	4,157	4,263

Total noninterest income	21,657	17,863

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2007	2006
Noninterest expense:
Salaries and employee benefits	$25,187	$22,822
Commission based compensation	5,386	4,423
Occupancy and equipment expenses	5,819	5,025
Amortization of intangibles	1,282	1,276
Other	13,017	11,831

Total noninterest expense	50,691	45,377

Income before provision for income taxes from continuing operations	31,899	29,509
Provision for income taxes	10,840	10,222

Net income from continuing operations	21,059	19,287

Pre-tax income from discontinued operations, including a gain on disposal of $1,463 during the three months ended June 30, 2007	1,574	49
Provision for income taxes on discontinued operations	595	19

Income from discontinued operations	979	30

Net income	$22,038	$19,317

Cash dividends per common share	$0.41	$0.375

Weighted average common shares outstanding:
Basic	20,714	18,806

Diluted	20,858	18,984

Earnings per common share from continuing operations:
Basic	$1.02	$1.03

Diluted	$1.01	$1.02

Earnings per common share from discontinued operations:
Basic	$0.05	$0.00

Diluted	$0.05	$0.00

Earnings per common share:
Basic	$1.06	$1.03

Diluted	$1.06	$1.02

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2007	2006
Interest income:
Interest and fees on loans and leases	$226,665	$169,095
Interest on securities	27,966	25,054
Interest on deposits in other banks	554	225
Interest on trading securities	24	19
Interest on federal funds sold and securities purchased under resell agreements	1,794	1,725

Total interest income	257,003	196,118
Interest expense:
Interest on deposits	$100,541	$61,040
Interest on federal funds purchased and securities sold under repurchase agreements	14,819	13,065
Interest on short-term borrowings	3,675	1,121
Interest on long-term debt	10,711	9,374

Total interest expense	129,746	84,600

Net interest income	127,257	111,518
Provision for loan and lease losses	5,035	3,163

Net interest income after provision for loan and lease losses	122,222	108,355
Noninterest income:
Service charges on deposit accounts	$8,112	$7,711
Investment services income	2,725	1,830
Wealth management income	12,036	10,731
Gain on sale of mortgages	6,866	5,272
Commercial mortgage banking income	796	1,016
Bank owned life insurance	2,225	1,540
Securities losses	—	(1,250)
Gain on disposition of assets	493	539
Other	8,099	8,421

Total noninterest income	41,352	35,810

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2007	2006
Noninterest expense:
Salaries and employee benefits	$52,255	$45,407
Commission based compensation	9,933	8,557
Occupancy and equipment expenses	11,519	9,683
Amortization of intangibles	2,699	2,028
Other	25,395	21,741

Total noninterest expense	101,801	87,416

Income before provision for income taxes from continuing operations	61,773	56,749
Provision for income taxes	20,939	19,664

Net income from continuing operations	40,834	37,085

Pre-tax income from discontinued operations, including a gain on disposal of $1,463 during the six months ended June 30, 2007	1,849	170
Provision for income taxes on discontinued operations	700	65

Income from discontinued operations	1,149	105

Net income	$41,983	$37,190

Cash dividends per common share	$0.82	$0.75

Weighted average common shares outstanding:
Basic	20,752	18,074

Diluted	20,904	18,252

Earnings per common share from continuing operations:
Basic	$1.97	$2.05

Diluted	$1.95	$2.03

Earnings per common share from discontinued operations:
Basic	$0.06	$0.01

Diluted	$0.05	$0.01

Earnings per common share:
Basic	$2.02	$2.06

Diluted	$2.01	$2.04

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2007	2006
Net income	$22,038	$19,317
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(5,485)	(5,317)
Reclassification adjustment for net losses included in net income	—	(516)

Other comprehensive expense, before tax	(5,485)	(4,801)
Benefit of income taxes related to items of other comprehensive expense	(1,946)	(1,700)

Other comprehensive loss	(3,539)	(3,101)

Comprehensive income	$18,499	$16,216

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2007	2006
Net income	$41,983	$37,190
Other comprehensive income:
Unrealized losses on securities available for sale arising during the period	(3,402)	(8,098)
Reclassification adjustment for net losses included in net income	—	(1,250)

Other comprehensive expense, before tax	(3,402)	(6,848)
Benefit of income taxes related to items of other comprehensive expense	(1,210)	(2,420)

Other comprehensive loss	(2,192)	(4,428)

Comprehensive income	$39,791	$32,762

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2007	2006
Net cash flows provided by operating activities	$32,269	$24,206
Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	53,229	44,030
Purchases of investment securities	(50,500)	(104,572)
Purchases of securities available for sale	(10,644)	(27,246)
Proceeds from sale of securities available for sale	6,007	41,261
Proceeds from calls and maturities of securities available for sale	38,086	29,612
Net increase in interest bearing deposits in other banks	(9,069)	(3,188)
Net decrease (increase) in federal funds sold and securities purchased under resell agreements	6,238	(13,840)
Net increase in loans and leases	(260,039)	(285,130)
Purchase acquisitions, net of cash acquired	—	(1,289)
Cash received from sale of discontinued operations	4,360	—
Purchases of property, equipment and leasehold improvements	(14,570)	(14,456)
Capital expenditures related to other real estate	(222)	—
Proceeds from sale of other real estate owned and fixed assets	2,007	1,182

Net cash used in investing activities	(235,117)	(333,636)

Cash flows from financing activities:
Net increase in deposits	$217,907	$131,947
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(16,006)	93,347
Net (decrease) increase in short-term borrowings	(31,458)	47,100
Repayments of long-term debt	(42,000)	(55,000)
Proceeds from long-term debt	85,000	126,000
Dividends on common stock	(16,812)	(13,421)
Purchase of treasury stock	(12,578)	—
Excess tax benefits from share-based compensation	143	577
Other	544	66

Net cash provided by financing activities	184,740	330,616

(Decrease) increase in cash and cash equivalents	(18,108)	21,186
Cash and cash equivalents, beginning of period	200,209	189,256

Cash and cash equivalents, end of period	$182,101	$210,442

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$7,846	$294

Adjustment to market value of securities available for sale, net of deferred income taxes	$(2,192)	$(4,428)

Assets acquired in business combinations	$—	$524,094

Liabilities assumed in business combinations	$—	$411,127

Common stock issued in connection with business combinations	—	1,480,394

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2007 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2006.

NOTE B – COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of financial condition. As of June 30, 2007, the total unfunded commitments which are not reflected in the consolidated statements of financial condition totaled $1.8 billion. A majority of these commitments will expire in less than one year.

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

NOTE C – RECENTLY ISSUED PRONOUNCEMENTS

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (“SFAS 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. Alabama National is currently evaluating the impact of the adoption of SFAS 157 and has not yet determined the impact SFAS 157 will have on the Alabama National’s consolidated financial statements upon adoption.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Alabama National adopted this Interpretation in the first quarter of 2007. The cumulative effect of adoption was recorded as an adjustment to retained earnings as of the January 1, 2007. See Note J below for more information regarding FIN 48.

In March 2006, the FASB issued statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 156 is effective beginning the first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the consolidated financial statements of Alabama National.

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

NOTE D – EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic and diluted earnings per share from continuing operations computation for the three months and six months ended June 30, 2007 and 2006 (in thousands except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Earnings per Common Share from Continuing Operations - Basic
Net income from continuing operations	$21,059	$19,287	$40,834	$37,085
Weighted average basic common shares outstanding	20,714	18,806	20,752	18,074

Basic Earnings Per Share from Continuing Operations	$1.02	$1.03	$1.97	$2.05

Earnings per Common Share from Continuing Operations - Diluted
Net income from continuing operations	$21,059	$19,287	$40,834	$37,085
Weighted average common shares outstanding	20,714	18,806	20,752	18,074
Effect of dilutive securities	144	178	152	178

Weighted average diluted common shares outstanding	20,858	18,984	20,904	18,252

Diluted Earnings Per Share from Continuing Operations	$1.01	$1.02	$1.95	$2.03

NOTE E – SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. During the first quarter of 2007, Alabama National signed a letter agreement to sell its insurance services division to an unrelated third party. The sale of the insurance services division closed during the second quarter of 2007. See Note I below for more information regarding the sale of the insurance services division. The activity of the insurance services segment is presented as a discontinued operation in the consolidated statements of income and financial condition and therefore is not shown as a segment in the disclosure below. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Wealth Management Division	Mortgage Lending Division	Commercial Mortgage Banking Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total (1)
Three Months Ended June 30, 2007:
Interest income	$—	$433	$590	$26	$129,183	$(28)	$(79)	$130,125
Interest expense		82	446		63,843	1,627	(79)	65,919

Net interest income		351	144	26	65,340	(1,655)		64,206
Provision for loan and lease losses					3,273			3,273
Noninterest income	1,664	6,332	3,679	397	9,566	19		21,657
Noninterest expense	1,482	5,815	3,013	377	38,775	1,229		50,691

Income before tax from continuing operations	$182	$868	$810	$46	$32,858	$(2,865)	$—	$31,899

Total assets	$9,549	$34,789	$41,375	$4,160	$7,795,396	$17,268	$—	$7,902,537

Three Months Ended June 30, 2006:
Interest income	$—	$457	$330	$—	$105,254	$(28)	$(85)	$105,928
Interest expense		86	211		45,384	1,389	(85)	46,985

Net interest income		371	119		59,870	(1,417)		58,943
Provision for loan and lease losses					1,920			1,920
Noninterest income	966	5,277	2,984	284	8,315	37		17,863
Noninterest expense	1,171	5,526	2,556	277	34,829	1,018		45,377

Income before tax from continuing operations	$(205)	$122	$547	$7	$31,436	$(2,398)	$—	$29,509

Total assets	$15,874	$45,692	$18,084	$124	$6,699,092	$11,188	$—	$6,790,054

Six Months Ended June 30, 2007:
Interest income	$—	$869	$1,097	$47	$255,214	$(57)	$(167)	$257,003
Interest expense		167	824		125,794	3,128	(167)	129,746

Net interest income		702	273	47	129,420	(3,185)		127,257
Provision for loan and lease losses					5,035			5,035
Noninterest income	2,725	12,036	7,276	796	18,459	60		41,352
Noninterest expense	2,583	11,408	6,017	741	77,536	3,516		101,801

Income before tax from continuing operations	$142	$1,330	$1,532	$102	$65,308	$(6,641)	$—	$61,773

Six Months Ended June 30, 2006:
Interest income	$—	$875	$577	$—	$194,884	$(57)	$(161)	$196,118
Interest expense		162	347		81,785	2,467	(161)	84,600

Net interest income		713	230		113,099	(2,524)		111,518
Provision for loan and lease losses					3,163			3,163
Noninterest income	1,830	10,731	5,780	1,016	16,372	81		35,810
Noninterest expense	2,233	10,699	4,855	864	65,366	3,399		87,416

Income before tax from continuing operations	$(403)	$745	$1,155	$152	$60,942	$(5,842)	$—	$56,749

(1)	Does not include the assets classified as assets to be disposed of on the Consolidated Statements of Financial Condition as of June 30, 2006.

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

NOTE F – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Commercial Mortgage Banking Division for the six months ended June 30, 2007 are as follows (in thousands):

	Retail and Commercial Banking	Commercial Mortgage Banking Division
Balance, December 31, 2006	$308,133	$3,450
Other goodwill adjustments	99	—

Balance, June 30, 2007	$308,232	$3,450

Intangible assets as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$30,524	$(17,223)	$13,301
Other customer intangibles	1,018	(435)	583

Total amortizing intangible assets	$31,542	$(17,658)	$13,884

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$30,524	$(14,633)	$15,891
Other customer intangibles	1,018	(326)	692

Total amortizing intangible assets	$31,542	$(14,959)	$16,583

During the six months ended June 30, 2007 and 2006, Alabama National recognized $2.7 million and $2.0 million of other intangible amortization expense, respectively. During the three months ended June 30, 2007 and 2006, Alabama National recognized $1.3 million of other intangible expense during each period. Based upon recorded intangible assets as of June 30, 2007, aggregate amortization expense for each of the next five years is estimated to be $4.6 million, $3.5 million, $2.7 million, $1.7 million and $0.9 million, respectively.

NOTE G – DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	(95)	(93)	(189)	(185)
Expected return on plan assets	127	120	254	239
Amortization of net loss	(10)	(20)	(17)	(40)

Net pension income	$22	$7	$48	$14

As of June 30, 2007, Alabama National has not made any 2007 contributions to the defined benefit pension plans because the plans are fully funded. Alabama National does not anticipate making any contributions in the year ended December 31, 2007. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE H – SECURITIES

Information pertaining to securities with gross unrealized losses at June 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$23,661	$571	$23,661	$571
Obligations of states and political subdivisions	44,131	1,139	33,757	694	77,888	1,833
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	85,613	993	476,155	18,636	561,768	19,629

Total investment securities	$129,744	$2,132	$533,573	$19,901	$663,317	$22,033

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$19,050	$56	$155,132	$3,756	$174,182	$3,812
Obligations of states and political subdivisions	13,983	265	23,710	640	37,693	905
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	18,561	201	211,735	9,138	230,296	9,339

Total debt securities	51,594	522	390,577	13,534	442,171	14,056
Equity securities	—	—	—	—	—	—

Total securities available for sale	$51,594	$522	$390,577	$13,534	$442,171	$14,056

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

As of June 30, 2007, 701 debt securities have been in a loss position for more than twelve months and 180 debt securities have been in a loss position for less than twelve months. The losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not the credit worthiness of the issuers. Further, Alabama National has the current intent and ability to hold the securities to an expected recovery in market value. Therefore, Alabama National has not recognized any other-than-temporary impairments for the periods presented herein.

NOTE I – DISCONTINUED OPERATIONS

During the first quarter of 2007, Alabama National entered into a letter agreement for the sale of its insurance agency subsidiary, ANB Insurance Services, Inc. to an unrelated third party. The board of directors and management of Alabama National concluded that the terms of the sale were fair and in the Company’s best interests and that the sale would enable the Company to redeploy capital and resources to other financial services offered by Alabama National. On April 11, 2007, Alabama National announced the signing of a definitive agreement for the sale of substantially all of the assets of ANB Insurance Services, Inc. to the unrelated third party. The sale transaction closed on May 1, 2007 and Alabama National recorded a pre-tax gain of $1.5 million related to the sale. Accordingly, the results of operations and the gain recognized on the sale of the insurance services division for the three months and six months ended June 30, 2007 and 2006 have been reported separately as a discontinued operation. The assets and liabilities associated with ANB Insurance Services, Inc. have been segregated from continuing operations and presented as assets and liabilities to be disposed of in the consolidated statements of financial condition as of December 31, 2006. Assets and liabilities of the discontinued operations as of December 31, 2006 were as follows (in thousands):

December 31, 2006
Cash and due from banks	$56
Property, equipment and leasehold improvements, net	175
Goodwill	2,693
Other intangible assets, net	259
Other assets	366

Total assets to be disposed of	$3,549

Accrued expenses and other liabilities to be disposed of	$1,019

The following table details the revenues and expenses of the discontinued operation for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Insurance commissions revenue and other income	$409	$947	$1,635	$1,929
Gain on sale of insurance services division	1,463	—	1,463	—
Salaries & employee benefits	(253)	(656)	(965)	(1,296)
Occupancy & equipment	(35)	(108)	(150)	(207)
Amortization of intangibles	(15)	(44)	(59)	(88)
Other	5	(90)	(75)	(168)

Net income before taxes	$1,574	$49	$1,849	$170

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

Alabama National adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized an increase of approximately $278,000 in the liability for unrecognized tax benefits. This increase resulted in a decrease to the retained earnings balance as of January 1, 2007 of $278,000. As of the adoption date, the Company had gross unrecognized tax benefits of $2.3 million, of which $1.5 million, if recognized, would favorably impact the effective tax rate. Also, as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of $370,000. The Company recognizes interest expense related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. There have been no significant changes to these amounts during the three or six months ended June 30, 2007. Alabama National does not anticipate significant changes to the total unrecognized tax benefits prior to the end of the second quarter of 2008.

The tax years 2004 to 2006 remain open to examination by the Internal Revenue Service. In addition to the Internal Revenue Service, the Company is subject to various state income tax jurisdictions and tax years from 1999 to 2006 remain open to examination by those jurisdictions.

NOTE K – ACQUISITIONS

On April 3, 2006, Alabama National completed the acquisition of Florida Choice Bankshares, Inc. of Mt. Dora, Florida (“Florida Choice”). On October 1, 2006, Alabama National completed the acquisition of The PB Financial Services Corporation (“Peachtree”). Accordingly, the results of operations for the three months and six months ended June 30, 2006 do not include the results of operations of Peachtree. Additionally, the results of operations of Florida Choice are only included in the three months ended June 30, 2006.

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

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total revenue*	$82,929	$163,419
Net income	$21,631	$42,499
Basic EPS	$1.04	$2.05
Diluted EPS	$1.03	$2.03

*	Total revenue consists of net interest income and noninterest income

NOTE L – TREASURY STOCK

On April 18, 2007, Alabama National announced that its board of directors authorized the repurchase of up to 1,000,000 shares of its common stock either through open market purchases or private transactions. During the three months ended June 30, 2007, Alabama National acquired 200,000 shares through open market purchases at an average price of $62.89 per share. The total number of any additional shares actually acquired will be subject to management discretion and will depend upon subsequent developments, market availability and other factors. The share repurchase authorization will expire on December 31, 2008.

NOTE M – SUBSIDIARY MERGERS

On June 15, 2007, Alabama National merged two wholly owned subsidiaries, Florida Choice Bank and Public Bank, both located in greater metropolitan Orlando. The combined bank now operates under the Florida Choice Bank name. Since this merger involved entities under common control, this merger was accounted for at historical cost. At June 30, 2007, the combined bank had $945 million in assets with locations throughout greater metropolitan Orlando.

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

Alabama National acquired Florida Choice Bankshares, Inc. (“Florida Choice”) on April 3, 2006 and The PB Financial Services Corporation (“Peachtree”) on October 1, 2006. Both acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations of Alabama National for the three and six months ended June 30, 2006 do not include the results of Peachtree and only include the results of Florida Choice since the acquisition date, April 3, 2006.

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

Performance Overview

Alabama National’s net income from continuing operations was $21.1 million for the second quarter of 2007 (the “2007 second quarter”), compared to $19.3 million for the second quarter of 2006 (the “2006 second quarter”). Net income from continuing operations for the six months ended June 30, 2007 (the “2007 six months”) was $40.8 million, compared to $37.1 million for the six months ended June 30, 2006 (the “2006 six months”). Alabama National’s net income for the 2007 second quarter and six months totaled $22.0 million and $42.0 million, respectively. During the 2006 second quarter and six months net income totaled $19.3 million and $37.2 million, respectively. Net income from continuing operations per diluted common share for the 2007 and 2006 second quarters was $1.01 and $1.02, respectively. For the 2007 six months, net income from continuing operations per diluted common share was $1.95, compared to $2.03 for the 2006 six months.

The annualized return on average assets for Alabama National was 1.13% for the 2007 second quarter, compared to 1.16% for the 2006 second quarter. For the 2007 six months, the annualized return on average assets for Alabama National was 1.09%, compared to 1.19% for the 2006 six months. The annualized return on average stockholders’ equity decreased for the 2007 second quarter to 10.14%, as compared to 11.33% for the 2006 second quarter. The annualized return on average stockholders’ equity decreased for the 2007 six months to 9.76%, as compared to 11.88% for the 2006 six months. Book value per share at June 30, 2007 was $42.42, an increase of $0.91 from year-end 2006. Alabama National declared cash dividends totaling $0.81 per share on common stock during the 2007 six months, compared to $0.75 per share declared on common stock during the 2006 six months.

Net Income From Continuing Operations

The primary reason for the increased net income from continuing operations during the 2007 second quarter and 2007 six months, compared to the same periods in 2006, is an increase in net interest income and noninterest income. Net interest income for the 2007 second quarter totaled $64.2 million, an 8.9% increase over the $58.9 million recorded in the 2006 second quarter. During the 2007 six months, net interest income totaled $127.3 million, a 14.1% increase compared to $111.5 million recorded in the 2006 six months. Noninterest income increased significantly during the 2007 second quarter and six months. During the 2007 second quarter, total noninterest income was $21.7 million, an increase of $3.8 million as compared to the 2006 second quarter. For the 2007 six months, noninterest income was $41.4 million, an increase of 15.5% from $35.8 million recorded in the 2006 six months. Contributing to the increased net income from continuing operations, net interest income and noninterest income for the 2007 second quarter and 2007 six months is the effect of the 2006 acquisitions of The Peachtree Bank (“Peachtree”) and Florida Choice Bank (“Florida Choice”). The Peachtree and Florida Choice acquisitions contributed net income, net interest income and noninterest income of $2.0 million, $6.1 million and $0.3 million, respectively, during the 2007 second quarter. During the 2007 six months these acquisitions contributed net income, net interest income and noninterest income of $6.2 million, $18.2 million and $1.2 million, respectively,

Average earning assets for the 2007 second quarter and six months increased by $1.0 billion and $1.3 billion, respectively, as compared to the same periods in 2006. Average interest-bearing liabilities increased by $1.0 billion and $1.2 billion during the 2007 second quarter and six months, respectively, as compared to the same periods in 2006. The 2006 acquisitions of Peachtree and Florida Choice accounted for approximately $601.1 million of the growth in average earning assets and $511.9 million of the growth in average interest-bearing liabilities for the 2007 second quarter. The 2006 acquisitions accounted for approximately $850.2 million of the growth in average earning assets and $725.3 million of the growth in average interest-bearing liabilities for the 2007 six months. The average taxable equivalent rate earned on assets was 7.48% for each of the 2007 second quarter and 2007 six months compared to 7.10% and 6.95% for the 2006 second quarter and 2006 six months, respectively. The average rate paid on interest-bearing liabilities was 4.32% and 4.30% for the 2007 second quarter and 2007 six months, respectively, compared to 3.67% and 3.49% for the 2006 second quarter and 2006 six months. The net interest margin was 3.66% and 3.68% for the 2007 second quarter and 2007 six months, respectively, compared to 3.93% for each of the 2006 second quarter and 2006 six months. The net interest margin recorded in the 2007 three months decreased 3 basis points compared to the 2007 first quarter’s net interest margin of 3.69%. The yield earned on earning assets, specifically loans, has increased during the last year as short-term rates continue to rise. However, the rates paid on deposits have risen more quickly than the rates earned on assets. Time deposits originated in a lower interest rate environment are repricing at higher current rates. Also, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits to remain competitive in the markets it serves.

The following tables depict, on a taxable equivalent basis for the 2007 and 2006 second quarter and six months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended June 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$5,714,954	$115,303	8.09%	$4,758,596	$91,978	7.75%
Securities:
Taxable	1,078,873	12,393	4.61	1,089,534	12,087	4.45
Tax exempt (2)	144,425	2,189	6.08	79,355	1,268	6.41
Cash balances in other banks	21,732	270	4.98	12,555	146	4.66
Funds sold	67,298	907	5.41	73,930	993	5.39
Trading account securities	859	10	4.67	814	8	3.94

Total earning assets (2)	7,028,141	131,072	7.48	6,014,784	106,480	7.10

Cash and due from banks	185,397			189,785
Premises and equipment	164,020			131,942
Other assets	518,772			402,259
Allowance for loan and lease losses	(70,331)			(60,111)

Total assets	$7,825,999			$6,678,659

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,199,127	$8,717	2.92%	$1,145,632	$7,651	2.68%
Savings deposits	1,102,663	9,682	3.52	936,041	6,061	2.60
Time deposits	2,667,493	33,262	5.00	1,950,926	20,231	4.16
Funds purchased	611,175	7,235	4.75	634,029	7,255	4.59
Other short-term borrowings	121,946	1,669	5.49	62,783	724	4.63
Long-term debt	422,275	5,354	5.09	406,217	5,063	5.00

Total interest-bearing liabilities	6,124,679	65,919	4.32	5,135,628	46,985	3.67

Demand deposits	779,936			773,744
Accrued interest and other liabilities	49,892			85,638
Stockholders’ equity	871,492			683,649

Total liabilities and stockholders’ equity	$7,825,999			$6,678,659

Net interest spread			3.16%			3.43%

Net interest income/margin on a taxable equivalent basis		65,153	3.72%		59,495	3.97%

Tax equivalent adjustment (2)		947			552

Net interest income/margin		$64,206	3.66%		$58,943	3.93%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $3.2 million and $2.9 million are included in interest and fees on loans for the three months ended June 30, 2007 and 2006, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Six Months Ended June 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$5,647,459	$227,079	8.11%	$4,493,694	$169,344	7.60%
Securities:
Taxable	1,097,562	25,098	4.61	1,079,285	23,627	4.41
Tax exempt (2)	142,551	4,345	6.15	67,408	2,162	6.47
Cash balances in other banks	22,538	554	4.96	10,137	225	4.48
Funds sold	68,704	1,794	5.27	69,894	1,725	4.98
Trading account securities	982	24	4.93	904	19	4.24

Total earning assets (2)	6,979,796	258,894	7.48	5,721,322	197,102	6.95

Cash and due from banks	185,379			185,844
Premises and equipment	161,637			123,415
Other assets	518,970			353,164
Allowance for loan and lease losses	(69,733)			(56,883)

Total assets	$7,776,049			$6,326,862

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,190,925	$17,105	2.90%	$1,087,705	$13,445	2.49%
Savings deposits	1,114,971	19,424	3.51	917,604	11,174	2.46
Time deposits	2,599,553	64,012	4.97	1,833,611	36,421	4.01
Funds purchased	627,872	14,819	4.76	608,120	13,065	4.33
Other short-term borrowings	140,443	3,675	5.28	48,349	1,121	4.68
Long-term debt	412,058	10,711	5.24	388,676	9,374	4.86

Total interest-bearing liabilities	6,085,822	129,746	4.30	4,884,065	84,600	3.49

Demand deposits	766,770			730,340
Accrued interest and other liabilities	55,710			81,077
Stockholders’ equity	867,747			631,380

Total liabilities and stockholders’ equity	$7,776,049			$6,326,862

Net interest spread			3.18%			3.45%

Net interest income/margin on a taxable equivalent basis		129,148	3.73%		112,502	3.97%

Tax equivalent adjustment (2)		1,891			984

Net interest income/margin		$127,257	3.68%		$111,518	3.93%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.

(3)	Fees in the amount of $6.4 million and $5.4 million are included in interest and fees on loans for the six months ended June 30, 2007 and 2006, respectively.

Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for each of the 2007 second quarter and six months compared to the 2006 second quarter and six months, respectively. For the purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended June 30,
	2007 Compared to 2006 Variance Due to
	Volume	Yield/ Rate	Total
Earning assets:
Loans and leases	$19,150	$4,175	$23,325
Securities:
Taxable	(677)	983	306
Tax exempt	1,360	(439)	921
Cash balances in other banks	113	11	124
Funds sold	(109)	23	(86)
Trading account securities	—	2	2

Total interest income	19,837	4,755	24,592
Interest-bearing liabilities:
Interest-bearing transaction accounts	368	698	1,066
Savings and money market deposits	1,207	2,414	3,621
Time deposits	8,401	4,630	13,031
Funds purchased	(1,037)	1,017	(20)
Other short-term borrowings	789	156	945
Long-term debt	203	88	291

Total interest expense	9,931	9,003	18,934

Net interest income on a taxable equivalent basis	$9,906	$(4,248)	5,658

Taxable equivalent adjustment			(395)

Net interest income			$5,263

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Six Months Ended June 30,
	2007 Compared to 2006 Variance Due to
	Volume	Yield/ Rate	Total
Earning assets:
Loans and leases	$45,789	$11,946	$57,735
Securities:		—
Taxable	405	1,066	1,471
Tax exempt	2,505	(322)	2,183
Cash balances in other banks	302	27	329
Funds sold	(76)	145	69
Trading account securities	2	3	5

Total interest income	48,927	12,865	61,792
Interest-bearing liabilities:
Interest-bearing transaction accounts	1,352	2,308	3,660
Savings and money market deposits	2,748	5,502	8,250
Time deposits	17,531	10,060	27,591
Funds purchased	435	1,319	1,754
Other short-term borrowings	2,392	162	2,554
Long-term debt	583	754	1,337

Total interest expense	25,041	20,105	45,146

Net interest income on a taxable equivalent basis	$23,886	$(7,240)	16,646

Taxable equivalent adjustment			(907)

Net interest income			$15,739

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the growth rate in loans, loan type concentration, the level of non-performing loans and adversely rated loans, credit and collateral administration trends, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $3.3 million and $5.0 million for the 2007 second quarter and six months, respectively, compared to $1.9 million and $3.2 million recorded during the 2006 second quarter and six months, respectively. The increased provision expense during the 2007 periods is primarily attributable to increased charge-offs during 2007 and an increase in nonaccrual loans. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income (excluding loans held for sale), was 1.24% at June 30, 2007, compared to 1.25% at December 31, 2006.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2007 second quarter was $21.7 million, compared to $17.9 million for the 2006 second quarter, an increase of 21.2%. For the 2007 six months, total noninterest income increased to $41.4 million, compared to $35.8 million for the 2006 six months, an increase of 15.5%. The major components of noninterest income include service charges on deposits, investment services revenue, wealth management income, gains from sale of residential mortgage loans, commercial mortgage banking income and income earned on bank owned life insurance. During the 2007 six months, Alabama National sold its insurance services division and, accordingly, the activity of this segment is presented as a discontinued operation. Most of the noninterest income areas experienced increases during the 2007 second quarter and six months, as compared with the same periods of 2006.

The wealth management division’s income totaled $6.3 million during the 2007 second quarter, compared to $5.4 million for the 2006 second quarter, an increase of 18.0%. During the 2007 six months, income for the wealth management division totaled $12.0 million, compared to $10.7 million for the 2006 six months, an increase of 12.2%. This division is benefiting from growth in invested client assets and increased activity in the equity markets. The investment department’s income totaled $1.7 million during the 2007 second quarter, compared to $1.0 million for the 2006 second quarter, an increase of 72.3%. During the 2007 six months, income for the investment department totaled $2.7 million, compared to $1.8 million for the 2006 six months. The revenue recorded for the 2007 second quarter is the best revenue quarter for this division since the fourth quarter of 2004. Sales of fixed income securities were higher during the 2007 second quarter due to increased demand for such securities by correspondent banks. Such demand is impacted by the interest rate environment and by loan demand at these correspondent banks, as they are typically more active purchasers of securities when their loan demand is lower and when they perceive an opportunity to earn an acceptable spread above the cost of interest bearing liabilities. The gain recorded from the sale of mortgages also showed an increase during the 2007 second quarter and six months. During the 2007 second quarter, the gain from the sale of mortgages totaled $3.7 million, an increase of $1.0 million, or 38.8%, as compared to $2.7 million in the 2006 second quarter. During the 2007 six months, the gain from the sale of mortgages totaled $6.9 million, an increase of $1.6 million, or 30.2%, as compared to $5.3 million in the 2006 six months. This division has benefited from low long term interest rates and purchase and refinance activity in housing markets in the areas served by Alabama National. It has also benefited from the hiring of additional experienced mortgage loan originators during the fourth quarter of 2006. Service charges on deposits for the 2007 second quarter and 2006 second quarter were $4.2 million and $4.0 million, respectively. For the 2007 six months, service charge income increased to $8.1 million, from $7.7 million for the 2006 six months. The income earned on bank owned life insurance increased for each period of 2007 compared to the same periods of 2006. The increase is attributable to an increased investment in bank owned life insurance during the third quarter of 2006 and the impact of the 2006 acquisitions.

During the 2006 first quarter and second quarter, Alabama National repaid FHLB advances where the FHLB had exercised its right to convert to a variable rate. The repayment resulted in a gain of $0.7 million and $0.6 million in the 2006 first and second quarter, respectively. The gain is recorded in other noninterest income for the 2006 second quarter and six months. Excluding this gain recorded during 2006, other noninterest income would show a modest increase for each period of 2007 versus 2006 instead of a slight decrease. Alabama National restructured a portion of its securities portfolio by selling some lower yielding available for sale securities during the 2006 first and second quarters and recognized losses of $0.7 million and $0.5 million, respectively, during these quarters.

The 2006 acquisitions contributed to the increased noninterest income during both the 2007 second quarter and six months. During the 2007 second quarter, the 2006 acquisitions contributed to the components of noninterest income as follows: $72 thousand – service charge income, $40 thousand – income on bank-owned life insurance, and $180 thousand – other noninterest income. For the 2007 six months, the 2006 acquisition contributed to the components of noninterest income as follows: $230 thousand – service charge income, $136 thousand – income on bank owned life insurance, and $583 thousand – other noninterest income.

Noninterest expense was $50.7 million for the 2007 second quarter, compared to $45.6 million for the 2006 second quarter. For the 2007 six months, noninterest expense was $101.8 million, compared to $87.4 million for the 2006 six months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $25.1 million for the 2007 second quarter, compared to $22.8 million for the 2006 second quarter. For the 2007 six months, salaries and employee benefits were $52.3 million, compared to $45.4 million in the 2006 six months. The 2006 acquisitions contributed $1.4 million of the increase in salaries and employee benefits during the 2007 second quarter versus the 2006 second quarter. The 2007 second quarter salaries and compensation was $1.9 million less than the $27.1 million recorded during the 2007 first quarter. The 2006 acquisitions accounted for $4.8 million of the $6.8 million increase in salaries and compensation expense during the 2007 six months. Salaries and compensation expense also increased due to branch expansions and staff additions. The reduction during the 2007 second quarter versus the 2007 first quarter was due to true-ups of bonus compensation and equity awards that are based on profitability of Alabama National and its subsidiaries. Commission based compensation was $5.4 million for the 2007 second quarter, compared to $4.4 million for the 2006 second quarter. For the 2007 six months, commission based compensation totaled $9.9 million, compared to $8.6 million in the 2006 six months. The increase in commission based compensation recorded for each period of 2007 is attributable to increased production in the wealth management division and investment services division, as a large portion of the compensation in this area is commission based. Occupancy and equipment expense totaled $5.8 million in the 2007 second quarter, compared to $5.0 million in the 2006 second quarter. Occupancy and equipment expense totaled $11.5 million in the 2007 six months, compared to $9.7 million in the 2006 six months. The primary reason for the increased occupancy and equipment expense for the 2007 second quarter and six months is due to branch expansion within the existing Alabama National banks plus the 2006 acquisitions. The 2006 acquisitions increased occupancy and equipment expense by $230 thousand and $831 thousand during the 2007 second quarter and six months, respectively. Other noninterest expense increased to $13.0 million in the 2007 second quarter, compared with $11.8 million in the 2006 second quarter. Other noninterest expense was $25.4 million in the 2007 six months, compared to $21.7 million in the 2006 six months. Other noninterest expenses that contributed significantly to this increase during the 2007 second quarter and six months included legal and professional expenses, advertising costs, and increased fees associated with electronic banking and debit cards. The 2006 acquisitions contributed $610 thousand and $1.8 million of the increase during the 2007 second quarter and six months, respectively.

Because of an increase in pre-tax income, income tax expense was $10.8 million for the 2007 second quarter, compared to $10.2 million for the 2006 second quarter. For the 2007 six months, income tax expense was $20.9 million, compared to $19.7 million for the 2006 six months. The effective tax rates for the 2007 second quarter and the 2007 six months were 34.0% and 33.9%, respectively, compared to 34.6% and 34.7% for the same periods of 2006. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on June 30, 2007. Loans and leases, net of unearned income, were $5.71 billion, or 72.2% of total assets at June 30, 2007, compared to $5.46 billion, or 71.1% of total assets at December 31, 2006. Loans and leases grew $249.4 million, or 4.6%, during the 2007 six months, compared to year-end 2006. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	June 30, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$441,955	7.74%	$401,057	7.34%
Real estate:
Construction	2,057,426	36.04	1,901,671	34.82
Mortgage - residential	1,165,026	20.39	1,166,847	21.37
Mortgage - commercial	1,563,465	27.38	1,517,744	27.79
Mortgage - other	21,533.38		20,129.37
Consumer	97,927	1.71	94,563	1.73
Lease financing receivables	98,742	1.73	87,018	1.59
Securities brokerage margin loans	16,132.28		18,642.34
Other	248,047	4.35	253,729	4.65

Total gross loans and leases	5,710,253	100.00%	5,461,400	100.00%

Unearned income	(4,731)		(5,264)

Total loans and leases, net of unearned income	5,705,522		5,456,136
Allowance for loan and lease losses	(70,474)		(68,246)

Total net loans and leases	$5,635,048		$5,387,890

The carrying value of investment securities decreased $2.5 million during the 2007 six months, as compared to the balance at December 31, 2006. During the 2007 six months, Alabama National purchased $50.5 million of investment securities and received $53.2 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $36.8 million in the 2007 six months compared to year-end 2006. During the 2007 six months, purchases of available for sale securities totaled $10.6 million, maturities, calls, and sales of available for sale securities totaled $44.1 million. The change in the unrealized losses on available for sale securities increased $2.2 million, net of income taxes, during the 2007 six months.

Trading account securities, which had a balance of $3.0 million at June 30, 2007, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $83.6 million at June 30, 2007 and $89.9 million at December 31, 2006.

Deposits and Other Funding Sources

Deposits increased by $217.9 million from December 31, 2006, to $5.79 billion at June 30, 2007. Deposits continue to increase due to recent branch expansions, successful business development efforts by Alabama National and an overall growth in the economies in the markets served by Alabama National. At June 30, 2007, deposits included $200.0 million of brokered time deposits, compared to $154.4 million at December 31, 2006.

Federal funds purchased and securities sold under agreements to repurchase totaled $611.3 million at June 30, 2007, a decrease of $16.0 million from December 31, 2006. These balances typically vary with liquidity, loan demand, and investment securities purchases at downstream correspondents and corporate repurchase customers. Short-term borrowings at June 30, 2007 totaled $133.4 million, including a note payable to a third party bank of $26.0 million, advances from the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) totaling $104.0 million and a subsidiary overnight bank overdraft of $3.4 million.

Alabama National’s short-term borrowings at June 30, 2007 and December 31, 2006 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	June 30, 2007	December 31, 2006
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 5.97% and 6.00% at June 30, 2007 and December 31, 2006, respectively; collateralized by the Company’s stock in a subsidiary bank. Matures on May 31, 2008	$26,000	$15,800
Subsidiary overnight bank overdraft at correspondent bank	3,372	—
FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 5.50% at December 31, 2006	—	7,530
FHLB borrowings due at various maturities ranging from July 2, 2007 through March 26, 2008 at June 30, 2007; at December 31, 2006, maturities ranged from January 18, 2007 to December 14, 2007; bearing interest at fixed and variable rates ranging from 3.57% to 5.51% at June 30, 2007, and at December 31, 2006 included fixed and variable rates ranging from 2.93% to 5.44%	104,000	138,500

Total short-term borrowings	$133,372	$161,830

Alabama National’s long-term debt at June 30, 2007 and December 31, 2006 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	June 30, 2007	December 31, 2006
FHLB borrowings due at various maturities ranging from June 26, 2009 through March 1, 2017 at June 30, 2007; at December 31, 2006, maturities ranged from January 29, 2008 to December 19, 2016; bearing interest at fixed rates ranging from 2.91% to 6.00% at March 31, 2007 and December 31, 2006; convertible to variable rate advances at the option of the FHLB at dates ranging from April 23, 2007 to December 19, 2009	$325,957	$283,978
FHLB borrowings due at various maturities ranging from November 5, 2008 to April 6, 2011 at June 30, 2007 and December 31, 2006; rate varies quarterly with LIBOR and was 5.36% at June 30, 2007 and 5.37% at December 31, 2006	53,000	55,000
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 6.12% and 6.15% at June 30, 2007 and December 31, 2006, respectively; collateralized by the Company’s stock in a subsidiary bank. Matures on March 31, 2009	16,000	16,000
Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to March 29, 2035; rates vary quarterly with LIBOR and ranged from 7.31% to 9.25% at June 30, 2007; at December 31, 2006 rates ranged from 7.31% to 9.25%	47,421	47,421

Total long-term debt	$442,378	$402,399

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At June 30, 2007, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At June 30, 2007, nonperforming assets totaled $18.4 million, compared to $11.7 million at year-end 2006. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.32% at June 30, 2007, compared to 0.21% at December 31, 2006. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	June 30, 2007	December 31, 2006
Nonaccrual loans	$10,686	$10,921
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	10,686	10,921
Other real estate owned	7,678	790

Total nonperforming assets	$18,364	$11,711

Allowance for loan and lease losses to period-end loans	1.24%	1.25%
Allowance for loan and lease losses to period-end nonperforming loans	659.50	624.91
Allowance for loan and lease losses to period-end nonperforming assets	383.76	582.75
Net charge-offs to average loans (1)	0.10	0.02
Nonperforming assets to period-end loans and other real estate owned	0.32	0.21
Nonperforming loans to period-end loans	0.19	0.20

(1)	Excludes average loans held for sale.

Net loan charge-offs for the 2007 six months totaled $2.8 million, or 0.10% (annualized) of average loans and leases for the period (excluding loans held for sale). Net loan charge-offs for the 2007 second quarter totaled $2.5 million, or 0.18% (annualized) of average loans and leases for the period (excluding loans held for sale).The allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.24% at June 30, 2007, compared to 1.25% at December 31, 2006. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Allowance for loan and lease losses at beginning of period	$69,677	$53,848	$68,246	$52,815
Charge-offs:
Commercial, financial and agricultural	465	219	615	452
Real estate - mortgage	2,122	66	2,318	151
Consumer	212	228	367	415

Total charge-offs	2,799	513	3,300	1,018

Recoveries:
Commercial, financial and agricultural	57	188	91	259
Real estate - mortgage	152	11	191	35
Consumer	114	206	211	406

Total recoveries	323	405	493	700

Net charge-offs	2,476	108	2,807	318
Provision for loan and lease losses	3,273	1,920	5,035	3,163
Additions to allowance through acquisitions	—	5,079	—	5,079

Allowance for loan and lease losses at end of period	$70,474	$60,739	$70,474	$60,739

The 2007 net charge-offs were concentrated in four relationships where losses were recognized during the 2007 second quarter. In each case, the borrower was unable to continue to repay the loan, necessitating the repossession of the collateral (real estate). The Company obtained a new appraisal on each of these properties and wrote its asset down in each case to an amount equal to 80% of the value indicated in these appraisals, which is management’s best estimate of the net realizable value of the loan’s collateral. The losses from these write-downs totaled approximately $2.3 million during the 2007 second quarter.

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and leases and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses, internal credit ratings and other related factors. Based on this analysis, management considers the allowance for loan and lease losses at June 30, 2007 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at June 30, 2007, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	June 30, 2007
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$3,191,154	$703,575	$1,059,250	$780,369	$5,734,348
Securities (2)	40,389	150,196	490,618	503,493	1,184,696
Trading securities	3,000	—	—	—	3,000
Interest-bearing deposits in other banks	25,419	—	—	—	25,419
Funds sold	83,627	—	—	—	83,627

Total interest-earning assets	$3,343,589	$853,771	$1,549,868	$1,283,862	$7,031,090
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$758,956	$—	$—	$449,487	$1,208,443
Savings and money market deposits	650,649	—	—	434,090	1,084,739
Time deposits (3)	879,524	1,471,777	245,160	128,092	2,724,553
Funds purchased	611,291	—	—	—	611,291
Short-term borrowings	130,372	3,000	—	—	133,372
Long-term debt	171,420	150,000	71,000	49,958	442,378

Total interest-bearing liabilities	$3,202,212	$1,624,777	$316,160	$1,061,627	$6,204,776

Period gap	$141,377	$(771,006)	$1,233,708	$222,235

Cumulative gap	$141,377	$(629,629)	$604,079	$826,314	$826,314

Ratio of cumulative gap to total earning assets	2.01%	(8.95)%	8.59%	11.75%

(1)	Excludes nonaccrual loans of $10.7 million.

(2)	Excludes investment in equity securities with a fair market value of $41.8 million.

(3)	Excludes matured certificates which have not been redeemed by customers and on which no interest is accruing.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At June 30, 2007, mortgage backed securities with a carrying value of $836.9 million, or 10.6% of total assets and essentially every loan and lease, net of unearned income (totaling $5.71 billion, or 72.2% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $5.79 billion, or 73.2% of total assets, at June 30, 2007. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

Change in Prevailing Interest Rates (1)	As of June 30, 2007 % Change in Net Interest Income	As of December 31, 2006 % Change in Net Interest Income
+200 basis points	(1.05)%	(0.41)%
+100 basis points	(0.68)	(0.17)
0 basis points	—	—
-100 basis points	0.23	(0.71)
-200 basis points	(1.12)	(2.91)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 97.4% at June 30, 2007, compared to 98.0% at year-end 2006. Alabama National’s liquid assets as a percentage of total deposits were 5.0% at June 30, 2007, compared to 5.5% at year-end 2006. At June 30, 2007, Alabama National had unused federal funds lines of approximately $405.8 million, unused lines at the Federal Home Loan Bank of Atlanta of $1.5 billion (subject to collateral availability) and a credit line with a third party bank of $30.0 million with $26.0 million outstanding. Alabama National also has access to approximately $115.3 million via a credit facility with the Federal Reserve Bank of Atlanta. At June 30, 2007 and year-end 2006 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $12.0 million from December 31, 2006, to $865.6 million at June 30, 2007. This increase was attributable to the following components (in thousands):

Net income	$41,983
Dividends	(16,812)
Adoption of FIN 48	(278)
Issuance of stock for option exercises and other stock based compensation	538
Additional paid in capital related to stock based compensation	1,166
Excess tax benefit from share based-compensation	143
Treasury stock purchase	(12,578)
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	(2,192)

Net increase	$11,970

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at June 30, 2007. Under the capital guidelines of their respective regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at June 30, 2007:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	9.71%	10.86%	7.94%
First American Bank	9.44	10.54	7.59
Florida Choice Bank	10.40	11.55	9.20
Indian River National Bank	10.55	11.66	7.54
First Gulf Bank, N.A.	9.38	10.58	7.71
The Peachtree Bank	9.22	10.25	8.16
Community Bank of Naples, N.A.	10.42	11.66	8.45
Georgia State Bank	10.51	11.76	8.01
CypressCoquina Bank	11.12	12.22	9.65
Millennium Bank	9.72	10.97	7.32
Bank of Dadeville	14.48	15.73	7.66
Alabama Exchange Bank	17.63	18.90	8.38
Required minimums	4.00	8.00	4.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4.	Controls and Procedures.

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Alabama National’s disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2007, the end of the quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures were effective as of June 30, 2007.

There was no change in Alabama National’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program for each of the three months ended June 30, 2007 was as follows:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans (a)
April 1 to April 30, 2007	—	—	—	1,000,000
May 1 to May 31, 2007	200,000	$62.89	200,000	800,000
June 1 to June 30, 2007	—	$—	—	800,000

Total	200,000	$62.89	200,000	800,000

(a)	On April 18, 2007, Alabama National announced that its board of directors authorized the repurchase of up to 1,000,000 shares of its common stock either through open market purchases or private transactions. The number of shares actually acquired will be subject to management discretion and will depend upon subsequent developments, market availability and other factors. The share repurchase authorization will expire on December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Alabama National held its Annual Meeting of Stockholders on May 23, 2007. At the meeting, the stockholders of Alabama National were asked to vote on several matters, including the election of 15 directors to serve until the next annual meeting of stockholders. The results of the stockholder voting on all matters submitted to stockholder vote are summarized as follows:

Proposal 1 – Election of Directors:

	VOTES FOR	WITHHOLD AUTHORITY
W. Ray Barnes	17,389,137.2	142,691.2
Bobby A. Bradley	17,388,657.2	143,171.2
Dan M. David	17,133,880.2	397,948.2
Griffin A. Greene	17,378,959.2	152,869.2
John H. Holcomb, III	17,184,440.2	347,388.2
John D. Johns	17,235,074.2	296,754.2
John J. McMahon, Jr.	17,000,182.2	531,646.2
C. Phillip McWane	17,000,896.2	530,932.2
William D. Montgomery	17,331,297.2	200,531.2
Richard Murray, IV	17,133,637.2	398,191.2
G. Ruffner Page, Jr.	17,132,711.2	399,117.2
John M. Plunk	16,579,223.2	952,605.2
William Britt Sexton	17,390,255.2	141,573.2
W. Stancil Starnes	16,521,563.2	1,010,265.2
W. Edgar Welden	17,386,566.2	145,262.2

Proposal 2 – Approval of 2008 Annual Incentive Plan:

VOTES FOR	VOTES AGAINST	ABSTAIN	NON-VOTES
13,651,276.8	489,594.2	83,098.3	3,307,859.0

Proposal 3 – Approval of Second Amendment to Performance Share Plan:

VOTES FOR	VOTES AGAINST	ABSTAIN	NON-VOTES
13,652,278.6	465,605.6	106,085.1	3,307,859.0

Proposal 4 – Ratification of Appointment of Independent Registered Public Accounting Firm:

VOTES FOR	VOTES AGAINST	ABSTAIN	NON-VOTES
17,175,681.1	270,106.9	86,040.3	—

Item 6.	Exhibits

Exhibit 3.1 –	Restated Certificate of Incorporation (Filed as an Exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

Exhibit 3.2 –	First Amendment to Restated Certificate of Incorporation (filed as on exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.3 –	Amended and Restated Bylaws (filed as an Exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 10.1 –	Alabama National BanCorporation 2008 Annual Incentive Plan.

Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: August 8, 2007	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: August 8, 2007	/s/ William E. Matthews, V
William E. Matthews, V, its Executive Vice President and Chief Financial Officer