Form 10-Q
period 2007-09-30
ALABAMA NATIONAL BANCORPORATION
filed 2007-11-09
CIK 926966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The registrant has 20,405,864 shares of common stock, par value $1.00 per share, outstanding at November 8, 2007.

INDEX

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

		PAGE
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income For the Three Months Ended September 30, 2007 and 2006; For the Nine Months Ended September 30, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income For the Three Months Ended September 30, 2007 and 2006; For the Nine Months Ended September 30, 2007 and 2006	8

	Consolidated Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2007 and 2006	10

	Notes to the Unaudited Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

SIGNATURES		42

FORWARD-LOOKING INFORMATION

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Alabama National BanCorporation (“Alabama National” or the “Company”), through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting Alabama National’s best judgment based upon current information and involve a number of risks and uncertainties, and various factors could cause results to differ materially from those contemplated by such forward-looking statements. Such factors could include those identified from time to time in Alabama National’s Securities and Exchange Commission filings and other public announcements, including the factors described in Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2006. With respect to the adequacy of the allowance for loan and lease losses for Alabama National, these factors include the rate of growth in the economy, especially in the Southeast, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. Such factors also include Alabama National’s ability to consummate the proposed merger with RBC Centura Banks, Inc., a North Carolina bank holding company and a subsidiary of Royal Bank of Canada, on the proposed terms and schedule, including the ability to obtain regulatory and shareholder approval; the risk that expected costs savings and any other synergies from the merger may not be fully realized within the anticipated timeframe; the ability to successfully integrate the businesses; and disruption from the merger making it more difficult to maintain relationships with customers, employees or vendors. The forward-looking statements contained in this Quarterly Report speak only as of the date of this report, and Alabama National undertakes no obligation to revise these statements following the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial Statements (Unaudited)

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$164,103	$200,153
Interest-bearing deposits in other banks	27,983	16,350
Federal funds sold and securities purchased under resell agreements	86,364	89,865
Trading securities, at fair value	820	532
Investment securities (fair values of $729,561 and $705,460 at September 30, 2007 and December 31, 2006, respectively)	737,780	716,406
Securities available for sale, at fair value	515,901	549,368
Loans held for sale	22,018	27,652
Loans and leases	5,766,151	5,461,400
Unearned income	(4,154)	(5,264)

Loans and leases, net of unearned income	5,761,997	5,456,136
Allowance for loan and lease losses	(71,026)	(68,246)

Net loans and leases	5,690,971	5,387,890
Property, equipment and leasehold improvements, net	173,666	155,001
Assets to be disposed of	—	3,549
Goodwill	311,658	311,583
Other intangible assets, net	12,621	16,583
Cash surrender value of life insurance	108,384	104,992
Receivable from investment division customers	13,998	1,114
Other assets	101,064	90,236

Totals	$7,967,331	$7,671,274

Commitments and contingencies (Note B)

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$755,248	$849,127
Interest bearing	4,927,065	4,718,476

Total deposits	5,682,313	5,567,603
Federal funds purchased and securities sold under repurchase agreements	719,823	627,297
Liabilities to be disposed of	—	1,019
Accrued expenses and other liabilities	59,782	56,057
Payable for securities purchased for investment division customers	14,818	1,446
Short-term borrowings	149,300	161,830
Long-term debt	460,339	402,399

Total liabilities	$7,086,375	$6,817,651
Common stock, $1 par; 50,000,000 shares authorized; 20,626,500 and 20,562,467 shares issued at September 30, 2007 and December 31, 2006, respectively	20,627	20,562
Additional paid-in capital	577,064	573,756
Retained earnings	302,594	266,668
Treasury stock at cost, 230,000 shares at September 30, 2007	(14,221)	—
Accumulated other comprehensive loss, net of tax	(5,108)	(7,363)

Total stockholders’ equity	880,956	853,623

Totals	$7,967,331	$7,671,274

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2007	2006
Interest income:
Interest and fees on loans and leases	$116,151	$97,279
Interest on securities	14,436	13,275
Interest on deposits in other banks	265	225
Interest on trading securities	8	15
Interest on federal funds sold and securities purchased under resell agreements	888	806

Total interest income	131,748	111,600

Interest expense:
Interest on deposits	$52,806	$38,019
Interest on federal funds purchased and securities sold under repurchase agreements	7,534	8,142
Interest on short-term borrowings	1,912	2,117
Interest on long-term debt	5,765	5,126

Total interest expense	68,017	53,404

Net interest income	63,731	58,196
Provision for loan and lease losses	3,267	1,130

Net interest income after provision for loan and lease losses	60,464	57,066

Noninterest income:
Service charges on deposit accounts	$4,903	$4,042
Investment services income	1,189	1,292
Wealth management income	6,373	5,371
Gain on sale of mortgages	2,945	2,774
Commercial mortgage banking income	363	518
Bank owned life insurance	1,142	988
Gain on disposition of assets	131	13
Other	4,308	3,738

Total noninterest income	21,354	18,736

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2007	2006
Noninterest expense:
Salaries and employee benefits	$26,695	$23,582
Commission based compensation	5,198	4,586
Occupancy and equipment expenses	5,845	5,160
Amortization of intangibles	1,262	1,262
Other	13,182	10,698

Total noninterest expense	52,182	45,288

Income before provision for income taxes from continuing operations	29,636	30,514
Provision for income taxes	9,852	10,446

Net income from continuing operations	19,784	20,068

Pre-tax income from discontinued operations	2	74
Provision for income taxes on discontinued operations	—	29

Income from discontinued operations	2	45

Net income	$19,786	$20,113

Cash dividends per common share	$0.41	$0.375

Weighted average common shares outstanding:
Basic	20,604	18,834

Diluted	20,751	19,012

Earnings per common share from continuing operations:
Basic	$0.96	$1.07

Diluted	$0.95	$1.06

Earnings per common share from discontinued operations:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Earnings per common share:
Basic	$0.96	$1.07

Diluted	$0.95	$1.06

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2007	2006
Interest income:
Interest and fees on loans and leases	$342,816	$266,374
Interest on securities	42,402	38,329
Interest on deposits in other banks	819	450
Interest on trading securities	32	34
Interest on federal funds sold and securities purchased under resell agreements	2,682	2,531

Total interest income	388,751	307,718

Interest expense:
Interest on deposits	$153,347	$99,059
Interest on federal funds purchased and securities sold under repurchase agreements	22,353	21,207
Interest on short-term borrowings	5,587	3,238
Interest on long-term debt	16,476	14,500

Total interest expense	197,763	138,004

Net interest income	190,988	169,714
Provision for loan and lease losses	8,302	4,293

Net interest income after provision for loan and lease losses	182,686	165,421

Noninterest income:
Service charges on deposit accounts	$13,015	$11,753
Investment services income	3,914	3,122
Wealth management income	18,409	16,102
Gain on sale of mortgages	9,811	8,046
Commercial mortgage banking income	1,159	1,534
Bank owned life insurance	3,367	2,528
Securities losses	—	(1,250)
Gain on disposition of assets	624	552
Other	12,407	12,159

Total noninterest income	62,706	54,546

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2007	2006
Noninterest expense:
Salaries and employee benefits	$78,950	$68,989
Commission based compensation	15,131	13,143
Occupancy and equipment expenses	17,364	14,843
Amortization of intangibles	3,961	3,290
Other	38,577	32,439

Total noninterest expense	153,983	132,704

Income before provision for income taxes from continuing operations	91,409	87,263
Provision for income taxes	30,791	30,110

Net income from continuing operations	60,618	57,153

Pre-tax income from discontinued operations, including a gain on disposal of $1,463 during the nine months ended September 30, 2007	1,851	244
Provision for income taxes on discontinued operations	700	94

Income from discontinued operations	1,151	150

Net income	$61,769	$57,303

Cash dividends per common share	$1.23	$1.125

Weighted average common shares outstanding:
Basic	20,702	18,336

Diluted	20,861	18,521

Earnings per common share from continuing operations:
Basic	$2.93	$3.12

Diluted	$2.91	$3.09

Earnings per common share from discontinued operations:
Basic	$0.05	$0.01

Diluted	$0.05	$—

Earnings per common share:
Basic	$2.98	$3.13

Diluted	$2.96	$3.09

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2007	2006
Net income	$19,786	$20,113
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period	6,890	7,956
Reclassification adjustment for net losses included in net income	—	—

Other comprehensive income before tax	6,890	7,956
Provision for income taxes related to items of other comprehensive income	2,443	2,823

Other comprehensive income	4,447	5,133

Comprehensive income	$24,233	$25,246

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
Net income	$61,769	$57,303
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period	3,488	(142)
Reclassification adjustment for net losses included in net income	—	(1,250)

Other comprehensive income before tax	3,488	1,108
Provision for income taxes related to items of other comprehensive income	1,233	403

Other comprehensive income	2,255	705

Comprehensive income	$64,024	$58,008

See accompanying notes to unaudited consolidated financial statements

Alabama National BanCorporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
Net cash flows provided by operating activities	$81,154	$28,826

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities	81,658	68,685
Purchases of investment securities	(102,689)	(174,950)
Purchases of securities available for sale	(21,047)	(27,553)
Proceeds from sale of securities available for sale	6,663	43,094
Proceeds from calls and maturities of securities available for sale	51,078	46,423
Net (increase) decrease in interest bearing deposits in other banks	(11,633)	7,759
Net decrease in federal funds sold and securities purchased under resell agreements	3,501	12,195
Net increase in loans and leases	(321,545)	(347,537)
Purchase acquisitions, net of cash acquired	—	(1,289)
Cash received from sale of discontinued operations	4,360	—
Purchases of property, equipment and leasehold improvements	(22,879)	(25,558)
Capital expenditures related to other real estate	(639)	—
Cash paid for bank owned life insurance	—	(18,428)
Proceeds from sale of other real estate owned and fixed assets	4,623	1,180

Net cash used in investing activities	(328,549)	(415,979)

Cash flows from financing activities:
Net increase in deposits	$114,710	$66,959
Net increase in federal funds purchased and securities sold under agreements to repurchase	92,526	153,086
Net (decrease) increase in short-term borrowings	(15,530)	188,935
Repayments of long-term debt	(42,000)	(122,000)
Proceeds from long-term debt	100,000	126,000
Dividends on common stock	(25,171)	(20,415)
Purchase of tresury stock	(14,221)	—
Excess tax benefits from share-based compensation	176	866
Other	799	(60)

Net cash provided by financing activities	211,289	393,371

(Decrease) increase in cash and cash equivalents	(36,106)	6,218
Cash and cash equivalents, beginning of period	200,209	189,256

Cash and cash equivalents, end of period	$164,103	$195,474

Supplemental schedule of noncash investing and financing activities
Acquisition of collateral in satisfaction of loans	$10,162	$329

Adjustment to market value of securities available for sale, net of deferred income taxes	$2,255	$705

Assets acquired in business combinations	$—	$524,094

Liabilities assumed in business combinations	$—	$411,127

Common stock issued in connection with business combinations	—	1,480,394

See accompanying notes to unaudited consolidated financial statements

ALABAMA NATIONAL BANCORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2007 are subject to year-end audit and are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Alabama National’s Form 10-K for the year ended December 31, 2006.

NOTE B—COMMITMENTS AND CONTINGENCIES

Alabama National’s subsidiary banks make loan commitments and incur contingent liabilities in the normal course of business, which are not reflected in the consolidated statements of financial condition. As of September 30, 2007, the total unfunded commitments which are not reflected in the consolidated statements of financial condition totaled $1.7 billion. A majority of these commitments will expire in less than one year.

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

NOTE C—RECENTLY ISSUED PRONOUNCEMENTS

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Alabama National adopted this Interpretation in the first quarter of 2007. The cumulative effect of adoption was recorded as an adjustment to retained earnings as of January 1, 2007. See Note J below for more information regarding FIN 48.

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

NOTE D—EARNINGS PER SHARE

The following table reflects the reconciliation of the numerator and denominator of the basic and diluted earnings per share from continuing operations computation for the three months and nine months ended September 30, 2007 and 2006 (in thousands except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings per Common Share from Continuing Operations—Basic
Net income from continuing operations	$19,784	$20,068	$60,618	$57,153
Weighted average basic common shares outstanding	20,604	18,834	20,702	18,336

Basic Earnings Per Share from Continuing Operations	$0.96	$1.07	$2.93	$3.12

Earnings per Common Share from Continuing Operations—Diluted
Net income from continuing operations	$19,784	$20,068	$60,618	$57,153
Weighted average common shares outstanding	20,604	18,834	20,702	18,336
Effect of dilutive securities	147	178	159	185

Weighted average diluted common shares outstanding	20,751	19,012	20,861	18,521

Diluted Earnings Per Share from Continuing Operations	$0.95	$1.06	$2.91	$3.09

NOTE E—SEGMENT REPORTING

Alabama National’s reportable segments represent the distinct major product lines it offers and are viewed separately for strategic planning purposes by management. On April 11, Alabama National announced the signing of a definitive agreement for the sale of its insurance services division to an unrelated third party. The sale of the insurance services division closed during the second quarter of 2007. See Note I below for more information regarding the sale of the insurance services division. The activity of the insurance services segment is presented as a discontinued operation in the consolidated statements of income and financial condition and therefore is not shown as a segment in the disclosure below. The following table is a reconciliation of the reportable segment revenues, expenses and profit to Alabama National’s consolidated totals (in thousands).

	Investment Services Division	Wealth Management Division	Mortgage Lending Division	Commercial Mortgage Banking Division	Retail and Commercial Banking	Corporate Overhead	Elimination Entries	Total (1)
Three Months Ended September 30, 2007:
Interest income	$—	$434	$456	$29	$130,936	$(28)	$(79)	$131,748
Interest expense		78	335		65,994	1,689	(79)	68,017

Net interest income		356	121	29	64,942	(1,717)		63,731
Provision for loan and lease losses				3,267			3,267
Noninterest income	1,189	6,373	3,594	363	9,800	35		21,354
Noninterest expense	1,215	6,173	3,150	347	39,192	2,105		52,182

Income from continuing operations before tax	$(26)	$556	$565	$45	$32,283	$(3,787)	$—	$29,636

Total assets as of September 30, 2007	$14,924	$31,915	$22,910	$4,098	$7,876,458	$17,026	$—	$7,967,331

Three Months Ended September 30, 2006:
Interest income	$—	$503	$383	$—	$110,898	$(29)	$(155)	$111,600
Interest expense		154	273		51,552	1,580	(155)	53,404

Net interest income		349	110		59,346	(1,609)		58,196
Provision for loan and lease losses				1,130			1,130
Noninterest income	1,292	5,459	2,974	540	8,441	30		18,736
Noninterest expense	1,318	5,154	2,571	446	34,194	1,605		45,288

Income from continuing operations before tax	$(26)	$654	$513	$94	$32,463	$(3,184)	$—	$30,514

Total assets as of September 30, 2006	$6,052	$47,206	$25,181	$80	$6,776,471	$11,372	$—	$6,866,362

Nine Months Ended September 30, 2007:
Interest income	$—	$1,303	$1,553	$76	$386,150	$(86)	$(245)	$388,751
Interest expense		245	1,159		191,787	4,817	(245)	197,763

Net interest income		1,058	394	76	194,363	(4,903)		190,988
Provision for loan and lease losses				8,302			8,302
Noninterest income	3,914	18,409	10,870	1,159	28,259	95		62,706
Noninterest expense	3,798	17,581	9,167	1,088	116,728	5,621		153,983

Income from continuing operations before tax	$116	$1,886	$2,097	$147	$97,592	$(10,429)	$—	$91,409

Nine Months Ended September 30, 2006:
Interest income	$—	$1,378	$960	$—	$305,782	$(86)	$(316)	$307,718
Interest expense		316	620		133,337	4,047	(316)	138,004

Net interest income		1,062	340		172,445	(4,133)		169,714
Provision for loan and lease losses				4,293			4,293
Noninterest income	3,122	16,190	8,754	1,557	24,812	111		54,546
Noninterest expense	3,551	15,853	7,426	1,311	99,559	5,004		132,704

Income from continuing operations before tax	$(429)	$1,399	$1,668	$246	$93,405	$(9,026)	$—	$87,263

(1)	Does not include the assets classified as assets to be disposed of on the Consolidated Statements of Financial Condition as of September 30, 2006.

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

NOTE F—GOODWILL AND OTHER ACQUIRED INTANGIBLES

The changes in the carrying amounts of goodwill attributable to the Retail and Commercial Banking segment and the Commercial Mortgage Banking Division for the nine months ended September 30, 2007 are as follows (in thousands):

	Retail and Commercial Banking	Commercial Mortgage Banking Division
Balance, December 31, 2006	$308,133	$3,450
Other goodwill adjustments	75	—

Balance, September 30, 2007	$308,208	$3,450

Intangible assets as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets
Core deposit intangibles	$30,524	$(18,434)	$12,090
Other customer intangibles	1,018	(487)	531

Total amortizing intangible assets	$31,542	$(18,921)	$12,621

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Core deposit intangibles	$30,524	$(14,633)	$15,891
Other customer intangibles	1,018	(326)	692

Total amortizing intangible assets	$31,542	$(14,959)	$16,583

During the nine months ended September 30, 2007 and 2006, Alabama National recognized $4.0 million and $3.3 million of other intangible amortization expense, respectively. During the three months ended September 30, 2007 and 2006, Alabama National recognized $1.3 million of other intangible expense during each period. Based upon recorded intangible assets as of September 30, 2007, aggregate amortization expense for each of the next five years is estimated to be $4.4 million, $3.3 million, $2.4 million, $1.4 million and $0.8 million, respectively.

NOTE G—DEFINED BENEFIT PENSION PLAN

The following table provides certain information with respect to Alabama National’s defined benefit pension plans for the periods indicated (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	(94)	(93)	(284)	(278)
Expected return on plan assets	127	120	381	359
Amortization of net loss	(9)	(20)	(25)	(60)

Net pension income	$24	$7	$72	$21

As of September 30, 2007, Alabama National has not made any 2007 contributions to the defined benefit pension plans because the plans are fully funded. Alabama National does not anticipate making any contributions in the year ended December 31, 2007. If needed in the future, Alabama National will contribute any amounts necessary to satisfy funding requirements of the Employee Retirement Income Security Act.

NOTE H—SECURITIES

Information pertaining to securities with gross unrealized losses at September 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$23,940	$295	$23,940	$295
Obligations of states and political subdivisions	51,207	419	4,769	53	55,976	472
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	3,243	14	405,089	9,537	408,332	9,551

Total investment securities	$54,450	$433	$433,798	$9,885	$488,248	$10,318

Securities Available for Sale
Debt securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$152,136	$1,942	$152,136	$1,942
Obligations of states and political subdivisions	10,493	104	12,415	251	22,908	355
Mortgage-backed securities issued or guaranteed by U.S. government corporations and agencies	14,585	99	191,321	5,425	205,906	5,524

Total debt securities	25,078	203	355,872	7,618	380,950	7,821
Equity securities	400	7	—	—	400	7

Total securities available for sale	$25,478	$210	$355,872	$7,618	$381,350	$7,828

Management evaluates securities for other-than-temporary impairment no less than quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of Alabama National to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value. Based on the evaluation of these factors, at September 30, 2007, Alabama National has not recognized any other-than-temporary impairments for the periods presented herein.

As of September 30, 2007, 517 debt securities have been in a loss position for more than twelve months and 146 debt securities have been in a loss position for less than twelve months. The losses for all securities are a direct result of rising interest rates and the effect that rising rates has on the value of debt securities and not the credit worthiness of the issuers.

NOTE I—DISCONTINUED OPERATIONS

During the first quarter of 2007, Alabama National entered into a letter agreement for the sale of its insurance agency subsidiary, ANB Insurance Services, Inc. to an unrelated third party. The board of directors and management of Alabama National concluded that the terms of the sale were fair and in the Company’s best interests and that the sale would enable the Company to redeploy capital and resources to other financial services offered by Alabama National. On April 11, 2007, Alabama National announced the signing of a definitive agreement for the sale of substantially all of the assets of ANB Insurance Services, Inc. to the unrelated third party. The sale transaction closed on May 1, 2007 and Alabama National recorded a pre-tax gain of $1.5 million related to the sale. Accordingly, the results of operations and the gain recognized on the sale of the insurance services division for the three months and nine months ended September 30, 2007 and 2006 have been reported separately as a discontinued operation. The assets and liabilities associated with ANB Insurance Services, Inc. have been segregated from continuing operations and presented as assets and liabilities to be disposed of in the consolidated statements of financial condition as of December 31, 2006. Assets and liabilities of the discontinued operations as of December 31, 2006 were as follows (in thousands):

December 31, 2006
Cash and due from banks	$56
Property, equipment and leasehold improvements, net	175
Goodwill	2,693
Other intangible assets, net	259
Other assets	366

Total assets to be disposed of	$3,549

Accrued expenses and other liabilities to be disposed of	$1,019

The following table details the revenues and expenses of the discontinued operation for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Insurance commissions revenue and other income	$2	$973	$1,637	$2,902
Gain on sale of insurance services division	—	—	1,463	—
Salaries & employee benefits	—	(680)	(965)	(1,976)
Occupancy & equipment	—	(104)	(150)	(311)
Amortization of intangibles	—	(44)	(59)	(132)
Other	—	(71)	(75)	(239)

Net income before taxes	$2	$74	$1,851	$244

NOTE J—INCOME TAXES

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

Alabama National adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized an increase of approximately $278,000 in the liability for unrecognized tax benefits. This increase resulted in a decrease to the retained earnings balance as of January 1, 2007 of $278,000. As of the adoption date, the Company had gross unrecognized tax benefits of $2.3 million, of which $1.5 million, if recognized, would favorably impact the effective tax rate. Also, as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of $370,000. The Company recognizes interest expense related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. There have been no significant changes to these amounts during the three or nine months ended September 30, 2007. Alabama National does not anticipate significant changes to the total unrecognized tax benefits prior to the end of the third quarter of 2008.

The tax years 2004 to 2006 remain open to examination by the Internal Revenue Service. In addition to the Internal Revenue Service, the Company is subject to various state income tax jurisdictions and tax years from 1999 to 2006 remain open to examination by those jurisdictions.

NOTE K—ACQUISITIONS

On April 3, 2006, Alabama National completed the acquisition of Florida Choice Bankshares, Inc. of Mt. Dora, Florida (“Florida Choice”). On October 1, 2006, Alabama National completed the acquisition of The PB Financial Services Corporation (“Peachtree”). Accordingly, the results of operations for the three months and nine months ended September 30, 2006, do not include the results of operations of Peachtree. Additionally, the results of operations of Florida Choice are included in the three months ended September 30, 2006, but the nine months ended September 30, 2006 only include the results of operations of Florida Choice for the period from April 3, 2006 to September 30, 2006.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total revenue*	$83,340	$246,759
Net income	$21,172	$63,671
Basic EPS	$1.02	$3.08
Diluted EPS	$1.01	$3.04

*	Total revenue consists of net interest income and noninterest income

NOTE L—TREASURY STOCK

On April 18, 2007, Alabama National announced that its board of directors authorized the repurchase of up to 1,000,000 shares of its common stock either through open market purchases or private transactions. Since the Board repurchase authorization, Alabama National has acquired 230,000 shares through open market purchases at an average price of $61.83 per share. Due to the pending merger as described in Note N, share repurchase activity has been suspended. The share repurchase authorization will expire on December 31, 2008.

NOTE M—SUBSIDIARY MERGERS

On June 15, 2007, Alabama National merged two wholly owned subsidiaries, Florida Choice Bank and Public Bank, both located in greater metropolitan Orlando. The combined bank now operates under the Florida Choice Bank name. Since this merger involved entities under common control, this merger was accounted for at historical cost. At September 30, 2007, the combined bank had $955 million in assets with 14 locations throughout greater metropolitan Orlando.

On September 21, 2007, Alabama National merged two wholly owned subsidiaries, First American Bank and Bank of Dadeville. The combined bank now operates under the first American Bank name. Since this merger involved entities under common control, this merger was accounted for at historical cost. At September 30, 2007, the combined bank had $3.3 billion in assets with 35 locations throughout central and north Alabama.

NOTE N—ALABAMA NATIONAL ACQUISITION BY ROYAL BANK OF CANADA

On September 5, 2007, Alabama National entered into a definitive merger agreement with Royal Bank of Canada, a Canadian chartered bank (“RBC”), and RBC Centura Banks, Inc. (“RBC Centura”), a North Carolina bank holding company and a subsidiary of RBC. Pursuant to the terms of the merger agreement, Alabama National will be merged with and into RBC Centura, with RBC Centura as the surviving entity.

Under the merger agreement, each issued and outstanding share of Alabama National common stock (excluding shares owned by RBC, RBC Centura or Alabama National, and excluding any dissenting shares) will be converted into the right to receive, as elected by holders of the Alabama National common stock, either (i) RBC common shares worth US $80.00, or (ii) US $80.00 in cash. Alabama National stockholders will be entitled to make this election with respect to each share of Alabama National stock held by such stockholder on a share-by-share basis. This election is subject to the requirement that 50% of the outstanding shares of Alabama National common stock be exchanged for RBC common shares and 50% be exchanged for cash. The merger agreement contains a proration provision to ensure these percentages.

The merger is subject to a number of closing conditions, including approval by Alabama National’s stockholders and appropriate regulatory approvals. The merger is expected to be consummated during the first calendar quarter of 2008. The merger has been described more fully in our Forms 8-K filed with the SEC on September 6 and September 11, 2007.

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

Alabama National acquired Florida Choice Bankshares, Inc. (“Florida Choice”) on April 3, 2006 and The PB Financial Services Corporation (“Peachtree”) on October 1, 2006. Both acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations of Alabama National for the three and nine months ended September 30, 2006 do not include the results of Peachtree and only include the results of Florida Choice since the acquisition date, April 3, 2006.

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

Pending Acquisition

On September 5, 2007, Alabama National entered into an Agreement and Plan of Merger with Royal Bank of Canada (“RBC”), a Canadian chartered bank, and RBC Centura Banks, Inc. (“RBC Centura”), a North Carolina bank holding company and a subsidiary of RBC, pursuant to which Alabama National will be merged with and into RBC Centura, with RBC Centura as the surviving entity. Under the merger agreement, each issued and outstanding share of Alabama National common stock (excluding shares owned by RBC, RBC Centura or Alabama National, and excluding any dissenting shares) will be converted into the right to receive, as elected by holders of the Alabama National common stock, either (i) RBC common shares worth US $80.00, or (ii) US $80.00 in cash. Alabama National stockholders will be entitled to make this election with respect to each share of Alabama National stock held by such stockholder on a share-by-share basis. This election is subject to the requirement that 50% of the outstanding shares of Alabama National common stock be exchanged for RBC common shares and 50% be exchanged for cash. The merger agreement contains a proration provision to ensure these percentages.

The merger is subject to a number of closing conditions, including approval by Alabama National’s stockholders and appropriate regulatory approvals. The merger is expected to be consummated during the first calendar quarter of 2008. The merger has been described more fully in our Forms 8-K filed with the SEC on September 6 and September 11, 2007.

In connection with the proposed merger, RBC will file with the SEC a Registration Statement on Form F-4 that includes a preliminary version of a proxy statement of Alabama National and that also constitutes a preliminary prospectus of RBC. RBC intends to file the Form F-4 with the SEC on or about November 30, 2007. Following the Form F-4 being declared effective by the SEC, Alabama National intends to mail the final proxy statement/prospectus to its stockholders. Alabama National stockholders are urged to read the final proxy statement/prospectus regarding the proposed transaction when it becomes available because it will contain important information. A free copy of the Form F-4 (when it becomes available) and the final proxy statement/prospectus (when it becomes available) and other documents related to the merger filed by Alabama National and RBC with the SEC may be obtained at the SEC’s website at www.sec.gov. Documents filed by RBC with the SEC may be obtained free of charge from RBC’s website (www.rbc.com) under the heading “News and Information—Investor Relations” and then under the heading “Regulatory Filings” and then under the heading “Link to EDGAR Information and Filings” and then, once it is filed, to the Form F-4 (or the most recent amendment thereto). Documents filed by Alabama National with the SEC may be obtained free of charge from Alabama National’s website (www.alabamanational.com) under the heading “Financial Reports” and then under the item “SEC Filings.”

RBC, RBC Centura, Alabama National and their respective directors, executive officers and certain other members of management and employees may be soliciting proxies from Alabama National stockholders in favor of the merger. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of Alabama National stockholders in connection with the merger will be set forth in the final proxy statement/prospectus when it becomes available. Information about RBC’s executive officers and directors is available in RBC’s management proxy circular filed with the SEC as an exhibit to its Form 6-K on February 9, 2007. Information about Alabama National’s executive officers and directors is available in Alabama National’s definitive proxy statement and Form 8-K filed with the SEC on April 12 and June 22, 2007, respectively.

Performance Overview

Alabama National’s net income from continuing operations was $19.8 million for the third quarter of 2007 (the “2007 third quarter”), compared to $20.1 million for the third quarter of 2006 (the “2006 third quarter”). Net income from continuing operations for the nine months ended September 30, 2007 (the “2007 nine months”) was $60.6 million, compared to $57.2 million for the nine months ended September 30, 2006 (the “2006 nine months”). Alabama National’s net income for the 2007 third quarter and nine months totaled $19.8 million and $61.8 million, respectively. During the 2006 third quarter and nine months, net income totaled $20.1 million and $57.3 million, respectively. Net income from continuing operations per diluted common share for the 2007 and 2006 third quarters was $0.95 and $1.06, respectively. For the 2007 nine months, net income from continuing operations per diluted common share was $2.91, compared to $3.09 for the 2006 nine months

The annualized return on average assets for Alabama National was 1.00% and 1.18% for the 2007 and 2006 third quarters, respectively. For the 2007 nine months, the annualized return on average assets for Alabama National was 1.06%, compared to 1.18% for the 2006 nine months. The annualized return on average stockholders’ equity decreased for the 2007 third quarter to 8.96%, as compared to 11.41% for the 2006 third quarter. The annualized return on average stockholders’ equity decreased for the 2007 nine months to 9.49%, as compared to 11.71% for the 2006 nine months. Book value per share at September 30, 2007 was $43.19, an increase of $1.68 from year-end 2006. Alabama National declared cash dividends totaling $1.23 per share on common stock during the 2007 nine months, compared to $1.125 per share declared on common stock during the 2006 nine months.

Net Income From Continuing Operations

Net income from continuing operations decreased $284 thousand during the 2007 third quarter as compared to the 2006 third quarter. Net interest income increased to $63.7 million during the 2007 third quarter as compared to $58.2 million recorded in the 2006 third quarter. During the 2007 third quarter, noninterest income increased $2.6 million to $21.4 million as compared to $18.7 million recorded in the 2006 third quarter. The increased net interest income and noninterest income were offset by an increased provision for loan and lease loss expense in the 2007 third quarter. During the 2007 third quarter the provision for loan and lease losses increased $2.1 million to $3.3 million, compared to $1.1 million for the 2006 third quarter. Noninterest expenses totaled $52.2 million during the 2007 third quarter, an increase of $6.9 million as compared to $45.3 million recorded in the 2006 third quarter. The increased provision for loan and lease losses and increased noninterest expenses contributed to a decrease in net income from continuing operations during the 2007 third quarter as compared to the 2006 third quarter. The 2007 third quarter includes the results of The Peachtree Bank which are not included in the 2006 third quarter since The Peachtree Bank acquisition occurred on October 1, 2006. The Peachtree Bank acquisition contributed net income, net interest income and noninterest income of $2.1 million, $5.9 million and $0.4 million, respectively, during the 2007 third quarter.

During the 2007 nine months, net income from continuing operations increased $3.5 million as compared to the 2006 nine months. Net interest income increased to $191.0 million during the 2007 nine months as compared to $169.7 million recorded in the 2006 nine months. During the 2007 nine months, noninterest income increased $8.2 million to $62.7 million as compared to $54.5 million recorded in the 2006 nine months. The increased net interest income and noninterest income were offset by an increased provision for loan and lease loss expense in the 2007 nine months. During the 2007 nine months the provision for loan and lease losses increased $4.0 million to $8.3 million, compared to $4.3 million for the 2006 nine months. Noninterest expenses totaled $154.0 million during the 2007 nine months, an increase of $21.3 million as compared to $132.7 million recorded in the 2006 nine months. Contributing to the increased net income from continuing operations, net interest income and noninterest income for the 2007 nine months was the effect of the 2006 acquisitions of The Peachtree Bank and Florida Choice Bank. These 2006 acquisitions increased net income, net interest income and noninterest income by $8.3 million, $24.1 million and $1.6 million, respectively.

Average earning assets for the 2007 third quarter and nine months increased by $964.4 million and $1.2 billion, respectively, as compared to the same periods in 2006. Average interest-bearing liabilities increased by $956.6 million and $1.1 billion during the 2007 third quarter and nine months, respectively, as compared to the same periods in 2006. The 2006 acquisitions of The Peachtree Bank and Florida Choice Bank accounted for approximately $577.5 million of the growth in average earning assets and $506.6 million of the growth in average interest-bearing liabilities for the 2007 third quarter. These 2006 acquisitions accounted for approximately $762.1 million of the growth in average earning assets and $654.8 million of the growth in average interest-bearing liabilities for the 2007 nine months. The average taxable equivalent rate earned on assets was 7.44% and 7.46% for the 2007 third quarter and 2007 nine months, respectively, compared to 7.27% and 7.06% for the 2006 third quarter and 2006 nine months, respectively. The average rate paid on interest-bearing liabilities was 4.34% and 4.31% for the 2007 third quarter and 2007 nine months, respectively, compared to 4.03% and 3.68% for the 2006 third quarter and 2006 nine months. The net interest margin was 3.57% and 3.64% for the 2007 third quarter and 2007 nine months, respectively, compared to 3.77% and 3.87 for the 2006 third quarter and 2006 nine months, respectively. The net interest margin recorded in the 2007 third quarter decreased 9 basis points compared to the 2007 second quarter’s net interest margin of 3.66%. The yield earned on earning assets, specifically loans, decreased slightly as a result of the Federal Reserve’s interest rate reduction during the 2007 third quarter. However, the rates paid on deposits have not decreased as quickly as rates earned on assets. For example, time deposits originated in a higher interest rate environment can only reprice at maturity. Also, Alabama National has increased rates on interest-bearing transaction accounts and savings deposits where necessary to remain competitive in the markets it serves.

Net interest income is the difference between the income earned on interest bearing assets and the interest paid on deposits and borrowings used to support such assets. The following tables depict, on a taxable equivalent basis for the 2007 and 2006 third quarters and nine months, certain information related to Alabama National’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average daily balance of the associated assets or liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Three Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$5,747,873	$116,327	8.03%	$4,861,167	$97,415	7.95%
Securities:
Taxable	1,087,449	12,624	4.61	1,095,864	12,312	4.46
Tax exempt (2)	172,851	2,746	6.30	90,761	1,459	6.38
Cash balances in other banks	21,320	265	4.93	17,796	225	5.02
Funds sold	59,031	888	5.97	57,876	806	5.53
Trading account securities	587	8	5.41	1,245	15	4.78

Total earning assets (2)	7,089,111	132,858	7.44	6,124,709	112,232	7.27

Cash and due from banks	168,465			168,449
Premises and equipment	168,834			139,617
Other assets	529,332			381,126
Allowance for loan and lease losses	(71,051)			(61,156)

Total assets	$7,884,691			$6,752,745

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,169,311	$8,604	2.92%	$1,114,186	$8,135	2.90%
Savings deposits	1,058,083	9,138	3.43	955,355	7,217	3.00
Time deposits	2,771,279	35,064	5.02	1,987,488	22,667	4.52
Funds purchased	624,192	7,534	4.79	662,649	8,142	4.87
Other short-term borrowings	139,054	1,912	5.46	149,362	2,117	5.62
Long-term debt	453,231	5,765	5.05	389,516	5,126	5.22

Total interest-bearing liabilities	6,215,150	68,017	4.34	5,258,556	53,404	4.03

Demand deposits	729,799			748,486
Accrued interest and other liabilities	63,900			46,371
Stockholders’ equity	875,842			699,333

Total liabilities and stockholders’ equity	$7,884,691			$6,752,745

Net interest spread			3.10%			3.24%

Net interest income/margin on a taxable equivalent basis		64,841	3.63%		58,828	3.81%

Tax equivalent adjustment (2)		1,110			632

Net interest income/margin		$63,731	3.57%		$58,196	3.77%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $2.7 million and $3.6 million are included in interest and fees on loans for the three months ended September 30, 2007 and 2006, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

(Amounts in thousands, except yields and rates)

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Assets:
Earning assets:
Loans and leases (1)(2)(3)	$5,681,298	$343,406	8.08%	$4,617,531	$266,759	7.72%
Securities:
Taxable	1,094,154	37,722	4.61	1,084,872	35,939	4.43
Tax exempt (2)	152,762	7,091	6.21	75,278	3,621	6.43
Cash balances in other banks	22,128	819	4.95	12,718	450	4.73
Funds sold	65,444	2,682	5.48	65,844	2,531	5.14
Trading account securities	849	32	5.04	1,019	34	4.46

Total earning assets (2)	7,016,635	391,752	7.46	5,857,262	309,334	7.06

Cash and due from banks	179,679			179,982
Premises and equipment	164,062			128,875
Other assets	522,462			362,587
Allowance for loan and lease losses	(70,177)			(58,323)

Total assets	$7,812,661			$6,470,383

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,183,641	$25,709	2.90%	$1,096,629	$21,580	2.63%
Savings deposits	1,095,800	28,562	3.48	930,326	18,391	2.64
Time deposits	2,657,424	99,076	4.98	1,885,467	59,088	4.19
Funds purchased	626,632	22,353	4.77	626,496	21,207	4.53
Other short-term borrowings	139,975	5,587	5.34	82,390	3,238	5.25
Long-term debt	425,933	16,476	5.17	388,959	14,500	4.98

Total interest-bearing liabilities	6,129,405	197,763	4.31	5,010,267	138,004	3.68

Demand deposits	754,311			736,455
Accrued interest and other liabilities	58,470			69,381
Stockholders’ equity	870,475			654,280

Total liabilities and stockholders’ equity	$7,812,661			$6,470,383

Net interest spread			3.15%			3.38%

Net interest income/margin on a taxable equivalent basis		193,989	3.70%		171,330	3.91%

Tax equivalent adjustment (2)		3,001			1,616

Net interest income/margin		$190,988	3.64%		$169,714	3.87%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Tax equivalent adjustments are based upon an assumed tax rate of 34%, and do not reflect the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets.
(3)	Fees in the amount of $9.1 million and $9.0 million are included in interest and fees on loans for the nine months ended September 30, 2007 and 2006, respectively.

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for each of the 2007 third quarter and nine months compared to the 2006 third quarter and nine months, respectively. For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Three Months Ended September 30,
	2007 Compared to 2006 Variance Due to
	Volume	Yield/ Rate	Total
Earning assets:
Loans and leases	$17,923	$989	$18,912
Securities:
Taxable	(553)	865	312
Tax exempt	1,413	(126)	1,287
Cash balances in other banks	66	(26)	40
Funds sold	16	66	82
Trading account securities	(18)	11	(7)

Total interest income	18,847	1,779	20,626

Interest-bearing liabilities:
Interest-bearing transaction accounts	412	57	469
Savings and money market deposits	823	1,098	1,921
Time deposits	9,681	2,716	12,397
Funds purchased	(474)	(134)	(608)
Other short-term borrowings	(145)	(60)	(205)
Long-term debt	1,637	(998)	639

Total interest expense	11,934	2,679	14,613

Net interest income on a taxable equivalent basis	$6,913	$(900)	6,013

Taxable equivalent adjustment			(478)

Net interest income			$5,535

ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Amounts in thousands)

	Nine Months Ended September 30,
	2007 Compared to 2006 Variance Due to
	Volume	Yield/ Rate	Total
Earning assets:
Loans and leases	$63,744	$12,903	$76,647
Securities:
Taxable	310	1,473	1,783
Tax exempt	3,679	(209)	3,470
Cash balances in other banks	347	22	369
Funds sold	(25)	176	151
Trading account securities	(8)	6	(2)

Total interest income	68,047	14,371	82,418

Interest-bearing liabilities:
Interest-bearing transaction accounts	1,800	2,329	4,129
Savings and money market deposits	3,647	6,524	10,171
Time deposits	27,379	12,609	39,988
Funds purchased	5	1,141	1,146
Other short-term borrowings	2,293	56	2,349
Long-term debt	1,410	566	1,976

Total interest expense	36,534	23,225	59,759

Net interest income on a taxable equivalent basis	$31,513	$(8,854)	22,659

Taxable equivalent adjustment			(1,385)

Net interest income			$21,274

The provision for loan and lease losses represents a charge to current earnings necessary to maintain the allowance for loan and lease losses at an appropriate level based on management’s analysis of loss inherent in the loan and lease portfolio. The amount of the provision is a function of the level of loans and leases outstanding, the growth rate in loans, loan type concentration, the level of non-performing loans and adversely rated loans, credit and collateral administration trends, historical loan and lease loss experience, the amount of loan and lease charge-offs during a given period, and current economic conditions. The provision for loan and lease losses was $3.3 million and $8.3 million for the 2007 third quarter and nine months, respectively, compared to $1.1 million and $4.3 million recorded during the 2006 third quarter and nine months, respectively. The increased provision expense during the 2007 periods is primarily attributable to increased charge-offs during 2007 and an increase in nonaccrual loans. The allowance for loan and lease losses as a percentage of outstanding loans and leases, net of unearned income (excluding loans held for sale), was 1.23% at September 30, 2007, compared to 1.25% at December 31, 2006.

Because of the inherent uncertainty of assumptions made during the assessment process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additional allocations to the allowance will not be required. See Asset Quality.

Total noninterest income for the 2007 third quarter was $21.4 million, compared to $18.7 million for the 2006 third quarter, an increase of 14.0%. For the 2007 nine months, total noninterest income increased to $62.7 million, compared to $54.5 million for the 2006 nine months, an increase of 15.0%. The major components of noninterest income include service charges on deposits, investment services revenue, wealth management income, gains from sale of residential mortgage loans, commercial mortgage banking income and income earned on bank owned life insurance. During the 2007 nine months, Alabama National sold its insurance services division and, accordingly, the activity of this segment is presented as a discontinued operation. Most of the noninterest income business lines experienced increases during the 2007 third quarter and nine months, as compared with the same periods of 2006.

The wealth management division’s income totaled $6.4 million during the 2007 third quarter, compared to $5.4 million for the 2006 third quarter, an increase of 18.7%. During the 2007 nine months, income for the wealth management division totaled $18.4 million, compared to $16.1 million for the 2006 nine months, an increase of 14.3%. This division benefited during the 2007 periods from growth in invested client assets and increased activity in the equity markets. The investment department’s income totaled $1.2 million during the 2007 third quarter, compared to $1.3 million for the 2006 third quarter, a decrease of 8.0%. During the 2007 nine months, income for the investment department totaled $3.9 million, compared to $3.1 million for the 2006 nine months. The revenue recorded for the 2007 nine months is a 25.4% increase over the revenue recorded by the investment department for the 2006 nine months. Sales of fixed income securities were higher during the 2007 nine months due to increased demand for such securities by correspondent banks. Such demand is impacted by the interest rate environment and by loan demand at these correspondent banks, as they are typically more active purchasers of securities when their loan demand is lower and when they perceive an opportunity to earn an acceptable spread above the cost of interest bearing liabilities. The gain recorded from the sale of mortgages also showed an increase during the 2007 third quarter and nine months. During the 2007 third quarter, the gain from the sale of mortgages totaled $2.9 million, an increase of $0.2 million, or 6.2%, as compared to $2.8 million in the 2006 third quarter. During the 2007 nine months, the gain from the sale of mortgages totaled $9.8 million, an increase of $1.8 million, or 21.9%, as compared to $8.0 million in the 2007 six months. The revenue from the sale of mortgages has benefited from the hiring of additional experienced mortgage loan originators during the fourth quarter of 2006. Although the revenue of this division is higher in 2007 versus the same periods of 2006, the revenue for the 2007 third quarter is $0.7 million lower than the revenue generated by the mortgage division during the second quarter of 2007 due to reduced activity levels. Service charges on deposits for the 2007 third quarter and 2006 third quarter were $4.9 million and $4.0 million, respectively. For the 2007 nine months, service charge income increased to $13.0 million, from $11.8 million for the 2006 nine months. The income earned on bank owned life insurance increased for each period of 2007 compared to the same periods of 2006. The increase is attributable to an increased investment in bank owned life insurance during the third quarter of 2006 and the impact of the 2006 acquisitions.

During the 2006 first quarter and second quarter, Alabama National repaid FHLB advances where the FHLB had exercised its right to convert to a variable rate. The repayment resulted in a gain of $0.7 million and $0.6 million in the 2006 first and second quarter, respectively. The gain is recorded in other noninterest income for the 2006 nine months. Alabama National restructured a portion of its securities portfolio by selling some lower yielding available for sale securities during the 2006 first and second quarters and recognized losses of $0.7 million and $0.5 million, respectively, during these quarters.

The 2006 acquisitions of Florida Choice Bank and The Peachtree Bank contributed to the increased noninterest income during both the 2007 third quarter and nine months. During the 2007 third quarter, the 2006 acquisitions contributed to the components of noninterest income as follows: $78 thousand – service charge income, $41 thousand—income on bank-owned life insurance and $145 thousand—other noninterest income. For the 2007 nine months, the 2006 acquisitions contributed to the components of noninterest income as follows: $308 thousand—service charge income, $177 thousand—income on bank owned life insurance and $728 thousand—other noninterest income.

Noninterest expense was $52.2 million for the 2007 third quarter, compared to $45.3 million for the 2006 third quarter. For the 2007 nine months, noninterest expense was $154.0 million, compared to $132.7 million for the 2006 nine months. Noninterest expense includes salaries and employee benefits, commission based compensation, occupancy and equipment expenses, amortization of intangibles, and other expenses. Salaries and employee benefits were $26.7 million for the 2007 third quarter, compared to $23.6 million for the 2006 third quarter. For the 2007 nine months, salaries and employee benefits were $79.0 million, compared to $69.0 million in the 2006 nine months. The 2006 acquisitions of Florida Choice Bank and The Peachtree Bank contributed $1.6 million of the increase in salaries and employee benefits during the 2007 third quarter versus the 2006 third quarter. The 2006 acquisitions accounted for $6.4 million of the $10.0 million increase in salaries and compensation expense during the 2007 nine months. Salaries and compensation expense also increased due to branch expansions and staff additions. Commission based compensation was $5.2 million for the 2007 third quarter, compared to $4.6 million for the 2006 third quarter. For the 2007 nine months, commission based compensation totaled $15.1 million, compared to $13.1 million in the 2006 nine months. The increase in commission based compensation recorded for each period of 2007 is attributable to increased production in the wealth management division and investment services division, as a large portion of the compensation in this area is commission based. Occupancy and equipment expense totaled $5.8 million in the 2007 third quarter, compared to $5.2 million in the 2006 third quarter. Occupancy and equipment expense totaled $17.4 million in the 2007 nine months, compared to $14.8 million in the 2006 nine months. The primary reason for the increased occupancy and equipment expense for the 2007 third quarter and nine months is due to branch expansion within the existing Alabama National banks plus the 2006 acquisitions. The 2006 acquisitions increased occupancy and equipment expense by $224 thousand and $1.1 million during the 2007 third quarter and nine months, respectively. Other noninterest expense increased to $13.2 million in the 2007 third quarter, compared with $10.7 million in the 2006 third quarter. Other noninterest expense was $38.6 million in the 2007 nine months, compared to $32.4 million in the 2006 nine months. Other noninterest expenses that contributed significantly to this increase during the 2007 third quarter and nine months included legal and professional expenses, advertising costs, and increased fees associated with electronic banking and debit cards. The 2006 acquisitions contributed $703 thousand and $2.6 million of the increase in other noninterest expense during the 2007 third quarter and nine months, respectively.

Because of a decrease in pre-tax income, income tax expense was $9.9 million for the 2007 third quarter, compared to $10.4 million for the 2006 third quarter. For the 2007 nine months, income tax expense was $30.8 million, compared to $30.1 million for the 2006 nine months. The effective tax rates for the 2007 third quarter and the 2007 nine months were 33.2% and 33.7%, respectively, compared to 34.2% and 34.5% for the same periods of 2006. These effective tax rates are affected by items of income and expense that are not subject to federal or state taxation.

Earning Assets

Loans and leases comprised the largest single category of Alabama National’s earning assets on September 30, 2007. Loans and leases, net of unearned income, were $5.76 billion, or 72.3% of total assets at September 30, 2007, compared to $5.46 billion, or 71.1% of total assets at December 31, 2006. Loans and leases grew $305.9 million, or 5.6%, during the 2007 nine months, compared to year-end 2006. Alabama National’s loan growth has slowed as compared with historical loan growth for the Company. The pace of residential and commercial construction has slowed in many of the markets served by Alabama National and this has negatively impacted the loan growth of Alabama National. The following table details the composition of the loan and lease portfolio by category at the dates indicated:

COMPOSITION OF LOAN AND LEASE PORTFOLIO

(Amounts in thousands, except percentages)

	September 30, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
Commercial, financial and agricultural	$416,048	7.22%	$401,057	7.34%
Real estate:
Construction	2,082,653	36.12	1,901,671	34.82
Mortgage—residential	1,174,687	20.37	1,166,847	21.37
Mortgage—commercial	1,600,823	27.76	1,517,744	27.79
Mortgage—other	22,387.39		20,129.37
Consumer	91,734	1.59	94,563	1.73
Lease financing receivables	100,405	1.74	87,018	1.59
Securities brokerage margin loans	14,812.26		18,642.34
Other	262,602	4.55	253,729	4.65

Total gross loans and leases	5,766,151	100.00%	5,461,400	100.00%

Unearned income	(4,154)		(5,264)

Total loans and leases, net of unearned income	5,761,997		5,456,136
Allowance for loan and lease losses	(71,026)		(68,246)

Total net loans and leases	$5,690,971		$5,387,890

The carrying value of investment securities increased $21.4 million during the 2007 nine months, as compared to the balance at December 31, 2006. During the 2007 nine months, Alabama National purchased $102.7 million of investment securities and received $81.7 million from maturities and calls, including principal paydowns of mortgage backed securities.

The carrying value of securities available for sale decreased $33.5 million in the 2007 nine months compared to year-end 2006. During the 2007 nine months, purchases of available for sale securities totaled $21.0 million, and maturities, calls, and sales of available for sale securities totaled $57.7 million. The change in the unrealized losses on available for sale securities decreased $2.2 million, net of income taxes, during the 2007 nine months.

Trading account securities, which had a balance of $0.8 million at September 30, 2007, are securities owned by Alabama National prior to sale and delivery to Alabama National’s customers. It is the policy of Alabama National to limit positions in such securities to reduce its exposure to market and interest rate changes. Federal funds sold and securities purchased under agreements to resell totaled $86.4 million at September 30, 2007 and $89.9 million at December 31, 2006.

Deposits and Other Funding Sources

Deposits increased by $114.7 million from December 31, 2006, to $5.68 billion at September 30, 2007. During the 2007 third quarter total deposits decreased. Deposits have been difficult to attract and maintain due to competitive pressure from other financial institutions in the markets served by Alabama National. Alabama National has also elected to reduce the rates paid on certain deposit relationships and subsequently the Company has lost some of these deposit relationships. Additionally, as equity markets have become more attractive, depositors have begun to move excess cash into equity markets rather than interest bearing deposit accounts and time deposits. At September 30, 2007, deposits included $276.0 million of brokered time deposits, compared to $154.4 million at December 31, 2006.

Federal funds purchased and securities sold under agreements to repurchase totaled $719.8 million at September 30, 2007, an increase of $92.5 million from December 31, 2006. These balances typically vary with liquidity, loan demand, and investment securities purchases at downstream correspondents and corporate repurchase customers. Short-term borrowings at September 30, 2007 totaled $149.3 million, including a note payable to a third party bank of $26.0 million and advances from the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) totaling $123.3 million.

Alabama National’s short-term borrowings at September 30, 2007 and December 31, 2006 are summarized as follows:

SHORT-TERM BORROWINGS

(Amounts in thousands)

	September 30, 2007	December 31, 2006
Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 6.15% and 6.00% at September 30, 2007 and December 31, 2006, respectively; collateralized by the Company’s stock in a subsidiary bank. Matures on May 31, 2008.	$26,000	$15,800

FHLB open ended notes payable; rate varies daily based on the FHLB Daily Rate Credit interest price and was 5.44 and 5.50% at September 30, 2007 and December 31, 2006, respectively.	14,300	7,530

FHLB borrowings due at various maturities ranging from October 1, 2007 through March 26, 2008 at September 30, 2007; at December 31, 2006, maturities ranged from January 18, 2007 to December 14, 2007; bearing interest at fixed and variable rates ranging from 3.57% to 5.51% at September 30, 2007, and at December 31, 2006 included fixed and variable rates ranging from 2.93% to 5.44%.	109,000	138,500

Total short-term borrowings	$149,300	$161,830

Alabama National’s long-term debt at September 30, 2007 and December 31, 2006 is summarized as follows:

LONG-TERM DEBT

(Amounts in thousands)

	September 30 2007	December 31, 2006
FHLB borrowings due at various maturities ranging from June 26, 2009 through March 1, 2017 at September 30, 2007; at December 31, 2006, maturities ranged from January 29, 2008 to December 19, 2016; bearing interest at fixed rates ranging from 2.91% to 6.00% at September 30, 2007 and December 31, 2006; convertible to variable rate advances at the option of the FHLB at dates ranging from October 30, 2007 to December 19, 2009.	$340,947	$283,978

FHLB borrowings due at various maturities ranging from November 5, 2008 to April 6, 2011 at September 30, 2007 and December 31, 2006; rate varies quarterly with LIBOR and was 5.36% at September 30, 2007 and 5.37% at December 31, 2006.	53,000	55,000

Note payable to third-party bank under secured master note agreement; rate varies with LIBOR and was 6.30% and 6.15% at September 30, 2007 and December 31, 2006, respectively; collateralized by the Company’s stock in a subsidiary bank. Matures on March 31, 2009.	16,000	16,000

Junior subordinated debentures payable to unconsolidated trusts due at dates ranging from December 18, 2031 to March 29, 2035; rates vary quarterly with LIBOR and ranged from 7.65% to 8.75% at September 30, 2007; at December 31, 2006 rates ranged from 7.31% to 9.25%.	47,421	47,421

Capital lease payable	2,971	—

Total long-term debt	$460,339	$402,399

Asset Quality

Nonperforming loans are comprised of loans past due 90 days or more and still accruing interest, loans accounted for on a nonaccrual basis and loans in which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. At September 30, 2007, Alabama National had no loans past due 90 days or more and still accruing interest. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. It is Alabama National’s policy to place a delinquent loan on nonaccrual status when it becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest that is accrued on the loan is reversed and deducted from earnings as a reduction of reported interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to the allowance for loan and lease losses.

At September 30, 2007, nonperforming assets totaled $28.2 million, compared to $11.7 million at year-end 2006. Nonperforming assets as a percentage of period-end loans plus other real estate were 0.49% at September 30, 2007, compared to 0.21% at December 31, 2006. The following table presents Alabama National’s nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

(Amounts in thousands, except percentages)

	September 30, 2007	December 31, 2006
Nonaccrual loans	$20,239	$10,921
Restructured loans	—	—
Loans past due 90 days or more and still accruing	—	—

Total nonperforming loans	20,239	10,921

Other real estate owned	7,969	790

Total nonperforming assets	$28,208	$11,711

Allowance for loan and lease losses to period-end loans	1.23%	1.25%

Allowance for loan and lease losses to period-end nonperforming loans	350.94	624.91

Allowance for loan and lease losses to period-end nonperforming assets	251.79	582.75

Net charge-offs to average loans (1)	0.13	0.02

Nonperforming assets to period-end loans and other real estate owned	0.49	0.21

Nonperforming loans to period-end loans	0.35	0.20

(1)	Excludes average loans held for sale.

Net loan charge-offs for the 2007 nine months totaled $5.5 million, or 0.13% (annualized) of average loans and leases for the period (excluding loans held for sale). Net loan charge-offs for the 2007 third quarter totaled $2.7 million, or 0.19% (annualized) of average loans and leases for the period (excluding loans held for sale). The allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.23% at September 30, 2007, compared to 1.25% at December 31, 2006. The following table analyzes activity in the allowance for loan and lease losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Allowance for loan and lease losses at beginning of period	$70,474	$60,739	$68,246	$52,815

Charge-offs:
Commercial, financial and agricultural	704	359	1,319	811
Real estate—mortgage	1,984	106	4,302	257
Consumer	293	383	660	798

Total charge-offs	2,981	848	6,281	1,866

Recoveries:
Commercial, financial and agricultural	161	139	252	398
Real estate—mortgage	14	87	205	122
Consumer	91	107	302	513

Total recoveries	266	333	759	1,033

Net charge-offs	2,715	515	5,522	833
Provision for loan and lease losses	3,267	1,130	8,302	4,293
Additions to allowance through acquisitions	—	—	—	5,079

Allowance for loan and lease losses at end of period	$71,026	$61,354	$71,026	$61,354

Third quarter 2007 net charge-offs are concentrated in four residential real estate related relationships and two commercial and industrial relationships. The residential real estate related charge-offs are a result of declines in real estate values on loans to borrowers who are no longer able to repay. Alabama National obtained a new appraisal on each of these properties and wrote its asset down in each case to an amount equal to 80% of the value indicated in these appraisals, which is management’s best estimate of the net realizable value of the loan’s collateral. The commercial and industrial charge-offs are on two defaulted loans where management deemed the collateral of minimal value.

The loan and lease portfolio is periodically reviewed to evaluate the outstanding loans and leases and to measure both the performance of the portfolio and the adequacy of the allowance for loan and lease losses. This analysis includes a review of delinquency trends, actual losses, internal credit ratings and other related factors. Based on this analysis, management considers the allowance for loan and lease losses at September 30, 2007 to be adequate to cover probable loan and lease losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan and lease losses in future periods will not exceed the allowance for loan and lease losses or that additions to the allowance will not be required.

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

The following table illustrates Alabama National’s interest rate sensitivity at September 30, 2007, assuming relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

(Amounts in thousands, except ratios)

	September 30, 2007
	Zero Through Three Months	After Three Through Twelve Months	One Through Three Years	Greater Than Three Years	Total
Assets:
Earning assets:
Loans (1)	$3,202,750	$740,354	$1,032,697	$787,975	$5,763,776
Securities (2)	86,615	188,514	493,717	441,514	1,210,360
Trading securities	820	—	—	—	820
Interest-bearing deposits in other banks	27,983	—	—	—	27,983
Funds sold	86,364	—	—	—	86,364

Total interest-earning assets	$3,404,532	$928,868	$1,526,414	$1,229,489	$7,089,303

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$734,171	$—	$—	$412,693	$1,146,864
Savings and money market deposits	614,831	—	—	393,504	1,008,335
Time deposits (3)	763,441	1,652,416	234,194	121,815	2,771,866
Funds purchased	719,823	—	—	—	719,823
Short-term borrowings	120,300	29,000	—	—	149,300
Long-term debt	121,428	22	81,065	257,824	460,339

Total interest-bearing liabilities	$3,073,994	$1,681,438	$315,259	$1,185,836	$6,256,527

Period gap	$330,538	$(752,570)	$1,211,155	$43,653

Cumulative gap	$330,538	$(422,032)	$789,123	$832,776	$832,776

Ratio of cumulative gap to total earning assets	4.66%	(5.95)%	11.13%	11.75%

(1)	Excludes nonaccrual loans of $20.2 million.
(2)	Excludes investment in equity securities with a fair market value of $43.3 million.
(3)	Excludes matured certificates which have not been redeemed by customers and on which no interest is accruing.

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

With respect to the primary earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. At September 30, 2007, mortgage backed securities with a carrying value of $835.1 million, or 10.5% of total assets and essentially every loan and lease, net of unearned income (totaling $5.76 billion, or 72.3% of total assets), carried such prepayment options. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits totaled $5.68 billion, or 71.3% of total assets, at September 30, 2007. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and therefore, must be quantified by Alabama National in its simulation analysis. Specifically, Alabama National’s spread, the difference between the rates earned on earning assets and rates paid on interest bearing liabilities, is generally higher when prevailing rates are higher. As prevailing rates decrease, the spread tends to compress, with severe compression at very low prevailing interest rates. This characteristic is called “spread compression” and adversely affects net interest income in the simulation analysis when anticipated prevailing rates are reduced from current rates. Management relies upon historical experience to estimate the degree of spread compression in its simulation analysis. Management believes that such estimates of possible spread compression are reasonable. However, if the degree of spread compression varies from that expected, the actual results could differ from those indicated by the simulation analysis.

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

MARKET RISK

Change in Prevailing Interest Rates (1)	As of September 30, 2007 % Change in Net Interest Income	As of December 31, 2006 % Change in Net Interest Income
+200 basis points	(2.03)%	(0.41)%

+100 basis points	(0.20)	(0.17)

0 basis points	—	—

-100 basis points	(0.32)	(0.71)

-200 basis points	(2.37)	(2.91)

(1)	Assumes an immediate rate change of this magnitude.

Liquidity and Capital Adequacy

Alabama National’s net loan and lease to deposit ratio was 101.4% at September 30, 2007, compared to 98.0% at year-end 2006. Alabama National’s liquid assets as a percentage of total deposits were 4.9% at September 30, 2007, compared to 5.5% at year-end 2006. At September 30, 2007, Alabama National had unused federal funds lines of approximately $378.3 million, unused lines at the Federal Home Loan Bank of Atlanta of $1.6 billion (subject to collateral availability) and a credit line with a third party bank of $30.0 million with $26.0 million outstanding. Alabama National also has access to approximately $105.6 million via a credit facility with the Federal Reserve Bank of Atlanta. At September 30, 2007 and year-end 2006 there were no outstanding borrowings under this credit facility. Management analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential liquidity shortfall will exist. Based on this analysis, management believes that Alabama National has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Alabama National’s stockholders’ equity increased by $27.3 million from December 31, 2006, to $881.0 million at September 30, 2007. This increase was attributable to the following components (in thousands):

Net income	$61,769
Dividends	(25,171)
Adoption of FIN 48	(278)
Issuance of stock for option exercises and other stock based compensation	794
Additional paid in capital related to stock based compensation	2,009
Excess tax benefit from share based-compensation	176
Treasury stock purchase	(14,221)
Change in unrealized gain or loss on securities available for sale, net of deferred taxes	2,255

Net increase	$27,333

A strong capital position is vital to the continued profitability of Alabama National because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The capital of Alabama National and its subsidiary banks (the “Banks”) exceeded all prescribed regulatory capital guidelines at September 30, 2007. Under the capital guidelines of their respective regulators, Alabama National and the Banks are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, Alabama National and the Banks must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%. The following table sets forth the risk-based and leverage ratios of Alabama National and each subsidiary bank at September 30, 2007:

	Tier 1 Risk Based	Total Risk Based	Tier 1 Leverage
Alabama National BanCorporation	9.72%	10.85%	8.04%

First American Bank	9.27	10.30	7.61
Florida Choice Bank	10.40	11.59	9.74
Indian River National Bank	10.62	11.85	7.59
First Gulf Bank, N.A.	9.53	10.68	7.91
The Peachtree Bank	10.06	11.10	8.70
Community Bank of Naples, N.A.	10.75	11.99	8.60
Georgia State Bank	10.84	12.09	8.05
CypressCoquina Bank	11.39	12.49	9.96
Millennium Bank	9.48	10.69	7.36
Alabama Exchange Bank	17.77	19.04	8.65
Required minimums	4.00	8.00	4.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is contained in Item 2 herein under the headings “Interest Rate Sensitivity” and “Market Risk.”

Item 4.	Controls and Procedures.

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Alabama National carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Alabama National’s disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2007, the end of the quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alabama National’s disclosure controls and procedures were effective as of September 30, 2007.

There was no change in Alabama National’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Alabama National’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the risk described below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. Other than the addition of the risk described below, there have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing Alabama National. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have entered into a definitive merger agreement providing for the acquisition of Alabama National, which is subject to a number of conditions.

On September 5, 2007, Alabama National entered into a definitive merger agreement with Royal Bank of Canada (“RBC”), a Canadian chartered bank, and RBC Centura Banks, Inc. (“RBC Centura”), a North Carolina bank holding company and a subsidiary of RBC, pursuant to which Alabama National will be merged with and into RBC Centura, with RBC Centura as the surviving entity. This merger has been described in our Forms 8-K filed with the SEC on September 6 and September 11, 2007, and we expect it to close during the first calendar quarter of 2008. However, the completion of the merger is subject to a number of conditions, including approval of Alabama National’s stockholders and appropriate regulatory approvals. There can be no assurance that the merger will be completed on the anticipated terms and schedule, or that, if completed, the expected cost savings and any other synergies from the transaction will be fully realized within the anticipated timeframe. In addition, our business could be negatively impacted by any disruptions relating to the merger, which could make it more difficult to maintain our relationships with customers, employees or vendors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program for each of the three months during the quarter ended September 30, 2007 was as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1 to July 31, 2007	—	$—	—	800,000
August 1 to August 31, 2007	30,000	54.76	30,000	770,000
September 1 to September 30, 2007	—	—	—	770,000

Total	30,000	$54.76	30,000	770,000

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

Item 6.	Exhibits

Exhibit 2.1	–	Agreement and Plan of Merger dated as of September 5, 2007, by and among Alabama National BanCorporation, RBC Centura Banks, Inc. and Royal Bank of Canada (filed as an exhibit to Alabama National’s Current Report on Form 8-K dated September 5, 2007 and incorporated herein by reference).

Exhibit 3.1	–	Restated Certificate of Incorporation (filed as an exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

Exhibit 3.2	–	First Amendment to Restated Certificate of Incorporation (filed as an exhibit to Alabama National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.3	–	Amended and Restated Bylaws (filed as an exhibit to Alabama National’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit 31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALABAMA NATIONAL BANCORPORATION

Date: November 9, 2007	/s/ John H. Holcomb, III
John H. Holcomb, III, its Chairman and Chief Executive Officer

Date: November 9, 2007	/s/ William E. Matthews, V
William E. Matthews, V, its Executive Vice President and Chief Financial Officer